Form 10-Q
period 2021-06-30
GLOBAL PAYMENTS INC
filed 2021-08-02
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
The number of shares of the issuer’s common stock, no par value, outstanding as of July 28, 2021 was 293,748,093.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended June 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	June 30, 2021	June 30, 2020

Revenues	$2,137,437	$1,671,952
Operating expenses:
Cost of service	936,310	893,740
Selling, general and administrative	838,569	670,638
	1,774,879	1,564,378
Operating income	362,558	107,574

Interest and other income	5,455	2,787
Interest and other expense	(80,556)	(82,855)
	(75,101)	(80,068)
Income before income taxes and equity in income of equity method investments	287,457	27,506
Income tax expense	60,808	836
Income before equity in income of equity method investments	226,649	26,670
Equity in income of equity method investments, net of tax	40,164	12,774
Net income	266,813	39,444
Net income attributable to noncontrolling interests, net of tax	(3,223)	(2,113)
Net income attributable to Global Payments	$263,590	$37,331

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.89	$0.12
Diluted earnings per share	$0.89	$0.12

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Six Months Ended
	June 30, 2021	June 30, 2020

Revenues	$4,127,444	$3,575,550
Operating expenses:
Cost of service	1,861,556	1,827,611
Selling, general and administrative	1,628,071	1,396,386
	3,489,627	3,223,997
Operating income	637,817	351,553

Interest and other income	9,689	5,293
Interest and other expense	(163,697)	(175,499)
	(154,008)	(170,206)
Income before income taxes and equity in income of equity method investments	483,809	181,347
Income tax expense	81,483	16,338
Income before equity in income of equity method investments	402,326	165,009
Equity in income of equity method investments, net of tax	62,897	25,041
Net income	465,223	190,050
Net income attributable to noncontrolling interests, net of tax	(4,952)	(9,147)
Net income attributable to Global Payments	$460,271	$180,903

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.56	$0.60
Diluted earnings per share	$1.55	$0.60

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	June 30, 2021	June 30, 2020

Net income	$266,813	$39,444
Other comprehensive income (loss):
Foreign currency translation adjustments	32,671	82,458
Income tax benefit related to foreign currency translation adjustments	4,242	154
Net unrealized losses on hedging activities	(410)	(5,630)
Reclassification of net unrealized losses on hedging activities to interest expense	9,662	9,982
Income tax expense related to hedging activities	(2,225)	(1,057)
Other, net of tax	(1,549)	122
Other comprehensive income	42,391	86,029

Comprehensive income	309,204	125,473
Comprehensive income attributable to noncontrolling interests	(5,948)	(7,508)
Comprehensive income attributable to Global Payments	$303,256	$117,965

	Six Months Ended
	June 30, 2021	June 30, 2020

Net income	$465,223	$190,050
Other comprehensive income (loss):
Foreign currency translation adjustments	(895)	(121,653)
Income tax benefit related to foreign currency translation adjustments	4,991	1,160
Net unrealized gains (losses) on hedging activities	584	(53,526)
Reclassification of net unrealized losses on hedging activities to interest expense	20,500	14,653
Income tax (expense) benefit related to hedging activities	(5,089)	9,289
Other, net of tax	6,226	243
Other comprehensive income (loss)	26,317	(149,834)

Comprehensive income	491,540	40,216
Comprehensive income attributable to noncontrolling interests	(1,703)	(7,888)
Comprehensive income attributable to Global Payments	$489,837	$32,328

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,799,549	$1,945,868
Accounts receivable, net	878,431	794,172
Settlement processing assets	1,548,743	1,230,853
Prepaid expenses and other current assets	673,154	621,467
Total current assets	4,899,877	4,592,360
Goodwill	24,422,012	23,871,451
Other intangible assets, net	11,815,103	12,015,883
Property and equipment, net	1,642,283	1,578,532
Deferred income taxes	8,094	7,627
Other noncurrent assets	2,362,304	2,135,692
Total assets	$45,149,673	$44,201,545
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$487,538	$358,698
Current portion of long-term debt	52,611	827,357
Accounts payable and accrued liabilities	2,184,201	2,061,384
Settlement processing obligations	1,655,278	1,301,652
Total current liabilities	4,379,628	4,549,091
Long-term debt	10,216,979	8,466,407
Deferred income taxes	2,873,676	2,948,390
Other noncurrent liabilities	829,250	750,613
Total liabilities	18,299,533	16,714,501
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at June 30, 2021 and December 31, 2020; 293,702,910 issued and outstanding at June 30, 2021 and 298,332,459 issued and outstanding at December 31, 2020	—	—
Paid-in capital	24,201,763	24,963,769
Retained earnings	2,664,707	2,570,874
Accumulated other comprehensive loss	(172,707)	(202,273)
Total Global Payments shareholders’ equity	26,693,763	27,332,370
Noncontrolling interests	156,377	154,674
Total equity	26,850,140	27,487,044
Total liabilities and equity	$45,149,673	$44,201,545

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income	$465,223	$190,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	193,574	172,229
Amortization of acquired intangibles	654,042	628,264
Amortization of capitalized contract costs	43,975	38,070
Share-based compensation expense	80,490	62,805
Provision for operating losses and credit losses	50,802	66,921
Noncash lease expense	54,533	47,770
Deferred income taxes	(91,177)	(96,458)
Equity in income of equity investments, net of tax	(62,897)	(25,041)
Other, net	13,965	10,823
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(91,580)	56,186
Settlement processing assets and obligations, net	25,312	136,453
Prepaid expenses and other assets	(151,353)	(97,653)
Accounts payable and other liabilities	(75,268)	(230,130)
Net cash provided by operating activities	1,109,641	960,289
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash acquired	(943,108)	(74,095)
Capital expenditures	(219,579)	(208,384)
Other, net	742	12,188
Net cash used in investing activities	(1,161,945)	(270,291)
Cash flows from financing activities:
Net borrowings from (repayments of) settlement lines of credit	134,245	(25,546)
Proceeds from long-term debt	2,820,988	1,867,008
Repayments of long-term debt	(1,830,258)	(1,809,199)
Payments of debt issuance costs	(8,569)	(8,006)
Repurchases of common stock	(1,072,934)	(421,162)
Proceeds from stock issued under share-based compensation plans	29,304	42,632
Common stock repurchased - share-based compensation plans	(49,664)	(39,226)
Dividends paid	(114,875)	(116,591)
Net cash used in financing activities	(91,763)	(510,090)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,980)	(32,556)
(Decrease) increase in cash, cash equivalents and restricted cash	(150,047)	147,352
Cash, cash equivalents and restricted cash, beginning of the period	2,089,771	1,678,273
Cash, cash equivalents and restricted cash, end of the period	$1,939,724	$1,825,625

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2021	295,158	$24,403,323	$2,500,812	$(212,373)	$26,691,762	$150,429	$26,842,191
Net income			263,590		263,590	3,223	266,813
Other comprehensive income				39,666	39,666	2,725	42,391
Stock issued under share-based compensation plans	78	11,599			11,599		11,599
Common stock repurchased - share-based compensation plans	(31)	(8,900)			(8,900)		(8,900)
Share-based compensation expense		43,325			43,325		43,325
Repurchases of common stock	(1,502)	(247,584)	(42,393)		(289,977)		(289,977)
Cash dividends declared ($0.195 per common share)			(57,302)		(57,302)		(57,302)
Balance at June 30, 2021	293,703	$24,201,763	$2,664,707	$(172,707)	$26,693,763	$156,377	$26,850,140

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2020	299,010	$25,525,184	$2,335,407	$(539,780)	$27,320,811	$199,622	$27,520,433
Net income			37,331		37,331	2,113	39,444
Other comprehensive income				80,634	80,634	5,395	86,029
Stock issued under share-based compensation plans	257	14,349			14,349		14,349
Common stock repurchased - share-based compensation plans	(23)	(3,934)			(3,934)		(3,934)
Share-based compensation expense		34,983			34,983		34,983
Cash dividends declared ($0.195 per common share)			(58,315)		(58,315)		(58,315)
Balance at June 30, 2020	299,244	$25,570,582	$2,314,423	$(459,146)	$27,425,859	$207,130	$27,632,989

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	298,332	$24,963,769	$2,570,874	$(202,273)	$27,332,370	$154,674	$27,487,044
Net income			460,271		460,271	4,952	465,223
Other comprehensive income (loss)				29,566	29,566	(3,249)	26,317
Stock issued under share-based compensation plans	1,081	29,304			29,304		29,304
Common stock repurchased - share-based compensation plans	(253)	(50,429)			(50,429)		(50,429)
Share-based compensation expense		80,490			80,490		80,490
Repurchases of common stock	(5,457)	(821,371)	(251,563)		(1,072,934)		(1,072,934)
Cash dividends declared ($0.39 per common share)			(114,875)		(114,875)		(114,875)
Balance at June 30, 2021	293,703	$24,201,763	$2,664,707	$(172,707)	$26,693,763	$156,377	$26,850,140

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	300,226	$25,833,307	$2,333,011	$(310,571)	$27,855,747	$199,242	$28,054,989
Cumulative effect of adoption of new accounting standard			(5,379)		(5,379)		(5,379)
Net income			180,903		180,903	9,147	190,050
Other comprehensive loss				(148,575)	(148,575)	(1,259)	(149,834)
Stock issued under share-based compensation plans	1,339	42,632			42,632		42,632
Common stock repurchased - share-based compensation plans	(226)	(41,721)			(41,721)		(41,721)
Share-based compensation expense		62,805			62,805		62,805
Repurchase of common stock	(2,095)	(326,441)	(77,521)		(403,962)		(403,962)
Cash dividends declared ($0.39 per common share)			(116,591)		(116,591)		(116,591)
Balance at June 30, 2020	299,244	$25,570,582	$2,314,423	$(459,146)	$27,425,859	$207,130	$27,632,989

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation - We are a leading payments technology company delivering innovative software and services to our customers globally. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world. We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions, which are described in "Note 12—Segment Information." Global Payments Inc. and its consolidated subsidiaries are referred to herein collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

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

COVID-19 Update - Since early 2020, the global economy has been, and continues to be, affected by COVID-19. The pandemic has caused and may continue to cause significant disruptions to businesses and markets worldwide as the virus spreads or has a resurgence in certain jurisdictions. Measures have been implemented by governments worldwide in an effort to contain the virus, including lockdowns, physical distancing, travel restrictions, limitations on public gatherings, work from home and restrictions on nonessential businesses. Certain government actions to gradually ease restrictions, provide economic stimulus and distribute vaccines have resulted in signs of economic recovery. However, the effects of the pandemic continue, and its ultimate severity and duration, and the implications on future global economic conditions, remain uncertain.

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

Recently adopted accounting pronouncements

Accounting Standards Update ("ASU") 2019-12 — In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which is intended to enhance and simplify various aspects of the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and amends existing guidance to improve consistency in application of the accounting for franchise taxes, enacted changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. The adoption of ASU 2019-12 on January 1, 2021 did not have a material effect on our consolidated financial statements.

Recently issued pronouncements not yet adopted

ASU 2020-04 — In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and which are retained through the end of the hedging relationship. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant ASC Topic or Industry Subtopic that contains the guidance that otherwise would be required to be applied. The amendments in this update were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. A portion of our indebtedness bears interest at a variable rate based on LIBOR. Furthermore, we have entered into hedging instruments to manage our exposure to fluctuations in the LIBOR benchmark interest rate. We are evaluating the effect of the discontinuance of LIBOR on our outstanding debt and hedging instruments and the related effect of ASU 2020-04 on our consolidated financial statements.

NOTE 2—ACQUISITION

On June 10, 2021, we acquired Zego, a real estate technology company that provides a comprehensive resident experience management software and digital commerce solutions to property managers, primarily in the United States. Zego’s real estate software and payments solutions support property managers and residents throughout the real estate lifecycle. This acquisition aligns with our technology-enabled, software driven strategy and expands our business into a new vertical market. We paid cash consideration of approximately $933 million, which we funded with cash on hand and by drawing on our revolving credit facility.

This transaction was accounted for as a business combination, which generally requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. Due to the timing of the acquisition, the accounting for this acquisition was not complete as of June 30, 2021. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as we obtain additional information. In particular, additional time is needed to refine and review the results of the valuation of assets and liabilities and to evaluate the basis differences for assets and liabilities for financial reporting and tax purposes.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, are as follows (in thousands):

Cash and cash equivalents	$67,374
Accounts receivable	1,033
Identifiable intangible assets	410,443
Property and equipment	3,634
Other assets	9,141
Accounts payable and accrued liabilities	(65,753)
Deferred income tax liabilities	(10,709)
Other liabilities	(8,268)
Total identifiable net assets	406,895
Goodwill	525,929
Total purchase consideration	$932,824

Goodwill of $525.9 million arising from the acquisition, included in the Merchant Solutions operating segment, is attributable to expected growth opportunities, potential synergies from combining our existing businesses and an assembled workforce. We expect that a portion of the goodwill will be deductible for income tax purposes.

We are still evaluating information to separately identify and value the intangible assets acquired. We expect such assets to primarily include customer-related intangible assets and acquired technology as well as other identifiable intangible assets that are similar to those we have identified in previous acquisitions. We estimate the amortization periods for the more significant intangible assets to be in a range of 7 to 14 years.

NOTE 3—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,202,970	$379,121	$224,529	$(16,768)	$1,789,852
Europe	166,644	120,974	2,826	—	290,444
Asia Pacific	57,141	5,837	—	(5,837)	57,141
	$1,426,755	$505,932	$227,355	$(22,605)	$2,137,437

	Three Months Ended June 30, 2020
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$862,927	$363,140	$216,722	$(14,728)	$1,428,061
Europe	102,460	105,263	—	—	207,723
Asia Pacific	36,168	1,622	—	(1,622)	36,168
	$1,001,555	$470,025	$216,722	$(16,350)	$1,671,952

	Six Months Ended June 30, 2021
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$2,283,440	$757,164	$465,163	$(33,673)	$3,472,094
Europe	299,578	238,386	5,778	—	543,742
Asia Pacific	111,609	10,633	—	(10,634)	111,608
	$2,694,627	$1,006,183	$470,941	$(44,307)	$4,127,444

	Six Months Ended June 30, 2020
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,887,433	$756,893	$420,668	$(32,461)	$3,032,533
Europe	238,459	213,626	—	—	452,085
Asia Pacific	90,932	3,268	—	(3,268)	90,932
	$2,216,824	$973,787	$420,668	$(35,729)	$3,575,550

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	(in thousands)

Relationship-led	$778,978	$566,414	$1,445,890	$1,242,935
Technology-enabled	647,777	435,141	1,248,737	973,889
	$1,426,755	$1,001,555	$2,694,627	$2,216,824

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606"), requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and six months ended June 30, 2021 and 2020, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of June 30, 2021 and December 31, 2020 was as follows:

	Balance Sheet Location	June 30, 2021	December 31, 2020

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$270,143	$253,780
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	99,640	81,371

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	216,331	217,938
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	49,610	52,944

Net contract assets were not material at June 30, 2021 or at December 31, 2020. Revenue recognized for the three months ended June 30, 2021 and 2020 from contract liability balances at the beginning of each period was $85.0 million and $86.7 million, respectively. Revenue recognized for the six months ended June 30, 2021 and 2020 from contract liability balances at the beginning of each period was $146.6 million and $159.9 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at June 30, 2021. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

2021	$502,058
2022	845,561
2023	627,756
2024	450,703
2025	354,058
2026	280,326
2027 and thereafter	446,815
Total	$3,507,277

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2021 and December 31, 2020, goodwill and other intangible assets consisted of the following:

	June 30, 2021	December 31, 2020

	(in thousands)

Goodwill	$24,422,012	$23,871,451
Other intangible assets:
Customer-related intangible assets	$9,476,680	$9,275,093
Acquired technologies	2,975,966	2,795,991
Contract-based intangible assets	2,003,166	1,981,260
Trademarks and trade names	1,286,627	1,239,925
	15,742,439	15,292,269
Less accumulated amortization:
Customer-related intangible assets	2,257,116	1,914,214
Acquired technologies	1,169,394	960,281
Contract-based intangible assets	151,556	120,631
Trademarks and trade names	349,270	281,260
	3,927,336	3,276,386
	$11,815,103	$12,015,883

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the six months ended June 30, 2021:

	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Total

	(in thousands)
Balance at December 31, 2020	$13,548,690	$7,957,616	$2,365,145	$23,871,451
Goodwill acquired	563,232	—	—	563,232
Effect of foreign currency translation	(9,669)	2,907	(707)	(7,469)
Measurement period adjustments	(5,202)	—	—	(5,202)
Balance at June 30, 2021	$14,097,051	$7,960,523	$2,364,438	$24,422,012

There were no accumulated impairment losses for goodwill as of June 30, 2021 or December 31, 2020.

NOTE 5—LONG-TERM DEBT AND LINES OF CREDIT

As of June 30, 2021 and December 31, 2020, long-term debt consisted of the following:

	June 30, 2021	December 31, 2020

	(in thousands)

3.800% senior notes due April 1, 2021	$—	$752,199
3.750% senior notes due June 1, 2023	559,722	562,258
4.000% senior notes due June 1, 2023	562,634	565,930
2.650% senior notes due February 15, 2025	993,954	993,110
1.200% senior notes due March 1, 2026	1,091,057	—
4.800% senior notes due April 1, 2026	803,674	809,324
4.450% senior notes due June 1, 2028	480,391	482,588
3.200% senior notes due August 15, 2029	1,237,215	1,236,424
2.900% senior notes due May 15, 2030	989,611	989,025
4.150% senior notes due August 15, 2049	739,967	739,789
Unsecured term loan facility	1,987,785	1,985,776
Unsecured revolving credit facility	717,000	36,000
Finance lease liabilities	72,539	75,989
Other borrowings	34,041	65,352
Total long-term debt	10,269,590	9,293,764
Less current portion	52,611	827,357
Long-term debt, excluding current portion	$10,216,979	$8,466,407

The carrying amounts of our senior notes and term loan in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At June 30, 2021, unamortized discount on senior notes was $9.0 million, and unamortized debt issuance costs on senior notes and the unsecured term loan facility were $51.4 million. At December 31, 2020, unamortized discount on senior notes was $8.5 million, and unamortized debt issuance costs on our senior notes and the unsecured term loan facility were $47.4 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At June 30, 2021, unamortized debt issuance costs on the unsecured revolving credit facility were $11.7 million, and, at December 31, 2020, unamortized debt issuance costs on the unsecured revolving credit facility were $13.8 million.

At June 30, 2021, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year Ending December 31,

2021	$25,638
2022	58,403
2023	1,300,000
2024	2,467,000
2025	1,000,000
2026	1,850,000
2027 and thereafter	3,450,000
Total	$10,151,041

Senior Unsecured Notes

On February 26, 2021, we issued $1.1 billion in aggregate principal amount of 1.200% senior unsecured notes due March 2026. We incurred debt issuance costs of approximately $8.6 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at June 30, 2021. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2021. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

As of June 30, 2021, our senior notes had a total carrying amount of $7.5 billion and an estimated fair value of $7.9 billion. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy. The fair value of other long-term debt approximated its carrying amount at June 30, 2021.

Compliance with Covenants

The senior unsecured term loan and revolving credit facility contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of June 30, 2021, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of June 30, 2021.

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

The table below presents information about our derivative financial instruments, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at June 30, 2021	Range of Maturity Dates at June 30, 2021	June 30, 2021	December 31, 2020

				(in thousands)

Interest rate swaps (Notional of $300 million at December 31, 2020)	Accounts payable and accrued liabilities	NA	NA	$—	$1,330
Interest rate swaps (Notional of $1,250 million at June 30, 2021 and December 31, 2020)	Other noncurrent liabilities	2.73%	December 31, 2022	$48,474	$65,490

NA = not applicable.

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive income (loss)	$(410)	$(5,630)	$584	$(53,526)
Net unrealized losses reclassified out of other comprehensive income (loss) to interest expense	$9,662	$9,982	$20,500	$14,653

As of June 30, 2021, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $38.4 million.

Interest Expense

Interest expense was $79.0 million and $81.1 million for the three months ended June 30, 2021 and 2020, respectively, and $160.5 million and $162.2 million for the six months ended June 30, 2021 and 2020, respectively.

NOTE 6—INCOME TAX

Our effective income tax rates for the three and six months ended June 30, 2021 were 21.2% and 16.8%, respectively. Our effective income tax rate for the three and six months ended June 30, 2021 differed from the U.S. statutory rate primarily as a result of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction, each favorably affecting the effective rate, and the effect of enacted tax law changes in the U.K. which required a remeasurement of deferred tax balances raising the effective rate. A change in the assessment of the need for a valuation allowance related to foreign tax credit carryforwards also had a favorable effect on the effective income tax rate for the six months ended June 30, 2021.

Our effective income tax rates for three and six months ended June 30, 2020 were 3.0% and 9.0%, respectively. Our effective income tax rate for the three and six months ended June 30, 2020 differed from the U.S. statutory rate primarily as a result of tax credits, excess tax benefits of share-based awards and the foreign-derived intangible income deduction. The prior year effective tax rates were unusually low due to the effects of permanent differences on the lower income before income taxes.

NOTE 7—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended June 30, 2021, we repurchased and retired 1,501,549 shares of our common stock at a cost, including commissions, of $290.0 million, or $193.12 per share. During the three months ended June 30, 2020, there were no repurchases. During the six months ended June 30, 2021 and 2020, we repurchased and retired 5,456,949 and 2,094,731 shares of our common stock at a cost, including commissions, of $1,072.9 million and $404.0 million, or $196.65 per share and $192.85 per share, respectively. The activity for the six months ended June 30, 2021 included the repurchase of a total of 2,491,161 shares at an average price of $200.71 per share under an ASR program. On February 10, 2021, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $500 million of our common stock. In exchange for an up-front payment of $500 million, the financial institution committed to deliver a number of shares during the ASR program purchase period, which ended on March 31, 2021.

As of June 30, 2021, the remaining amount available under our share repurchase program was $611.0 million. On July 29, 2021, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $1.5 billion.

On July 29, 2021, our board of directors declared a dividend of $0.25 per share payable on September 24, 2021 to common shareholders of record as of September 10, 2021.

NOTE 8—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	(in thousands)		(in thousands)

Share-based compensation expense	$43,325	$34,983	$80,490	$62,805
Income tax benefit	$9,972	$7,742	$18,371	$14,215

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the six months ended June 30, 2021:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2020	1,546	$176.71
Granted	853	197.96
Vested	(663)	146.58
Forfeited	(46)	184.69
Unvested at June 30, 2021	1,690	$184.16

The total fair value of restricted stock and performance awards vested during the six months ended June 30, 2021 and June 30, 2020 was $97.2 million and $76.0 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $39.9 million and $30.8 million during the three months ended June 30, 2021 and 2020, respectively, and $73.3 million and $56.0 million during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $254.1 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.2 years.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2021:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2020	1,253	$93.66	6.3	$152.6
Granted	112	196.06
Forfeited	(1)	113.48
Exercised	(180)	69.67
Outstanding at June 30, 2021	1,184	$106.82	6.3	$98.2

Options vested and exercisable at June 30, 2021	908	$86.25	5.6	$92.6

We recognized compensation expense for stock options of $1.8 million and $2.2 million during the three months ended June 30, 2021 and 2020, respectively, and $4.2 million and $4.1 million for the six months ended June 30, 2021 and 2020, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $23.1 million and $66.5 million, respectively. As of June 30, 2021, we had $11.9 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.1 years.

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2021 and 2020 was $65.99 and $54.85, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2021	June 30, 2020

Risk-free interest rate	0.59%	1.24%
Expected volatility	40%	30%
Dividend yield	0.44%	0.39%
Expected term (years)	5	5

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

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the three and six months ended June 30, 2021 excluded approximately 234,813 shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. The dilutive share base for the three and six months ended June 30, 2020 excluded approximately 124,888 shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	(in thousands)

Basic weighted-average number of shares outstanding	294,914	299,140	295,665	299,264
Plus: Dilutive effect of stock options and other share-based awards	1,225	1,106	1,236	1,277
Diluted weighted-average number of shares outstanding	296,139	300,246	296,901	300,541

NOTE 10 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash

A reconciliation of cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of June 30, 2021 and December 31, 2020 to the amounts in the consolidated balance sheets is as follows:

	June 30, 2021	December 31, 2020

	(in thousands)
Cash and cash equivalents	$1,799,549	$1,945,868
Restricted cash included in prepaid expenses and other current assets	140,175	143,903
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,939,724	$2,089,771

Accounts payable and accrued liabilities

At June 30, 2021 and December 31, 2020, accounts payable and accrued liabilities in the consolidated balance sheet included obligations totaling $17.4 million and $48.4 million, respectively, for employee termination benefits resulting from merger-related integration activities. During the three months ended June 30, 2021 and 2020, we recognized charges for employee termination benefits of $13.1 million and $24.1 million, which included $0.7 million and $1.7 million of share-based compensation expense, respectively. During the six months ended June 30, 2021 and 2020, we recognized charges for employee termination benefits of $38.3 million and $41.7 million, which included $1.2 million and $4.2 million of share-based compensation expense, respectively. As of June 30, 2021, the cumulative amount of recognized charges for employee termination benefits resulting from merger-related integration activities was $178.7 million, which included $25.2 million of share-based compensation expense. These charges are recorded within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes. New obligations may arise and related expenses may be incurred as merger-related integration activities continue in 2021.

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three and six months ended June 30, 2021 and 2020:

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at March 31, 2021	$(141,070)	$(72,575)	$1,272	$(212,373)
Other comprehensive income (loss)	34,188	7,027	(1,549)	39,666
Balance at June 30, 2021	$(106,882)	$(65,548)	$(277)	$(172,707)

Balance at March 31, 2020	$(438,350)	$(102,198)	$768	$(539,780)
Other comprehensive income	77,217	3,295	122	80,634
Balance at June 30, 2020	$(361,133)	$(98,903)	$890	$(459,146)

Other comprehensive income attributable to noncontrolling interests, which relates only to foreign currency translation, was $2.7 million and $5.4 million for the three months ended June 30, 2021 and 2020, respectively.

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2020	$(114,227)	$(81,543)	$(6,503)	$(202,273)
Other comprehensive income	7,345	15,995	6,226	29,566
Balance at June 30, 2021	$(106,882)	$(65,548)	$(277)	$(172,707)

Balance at December 31, 2019	$(241,899)	$(69,319)	$647	$(310,571)
Other comprehensive (loss) income	(119,234)	(29,584)	243	(148,575)
Balance at June 30, 2020	$(361,133)	$(98,903)	$890	$(459,146)

Other comprehensive loss attributable to noncontrolling interests, which relates only to foreign currency translation, was $3.2 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization was as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	(in thousands)

Revenues:(1)
Merchant Solutions	$1,426,755	$1,001,555	$2,694,627	$2,216,824
Issuer Solutions	505,932	470,025	1,006,183	973,787
Business and Consumer Solutions	227,355	216,722	470,941	420,668
Intersegment eliminations	(22,605)	(16,350)	(44,307)	(35,729)
Consolidated revenues	$2,137,437	$1,671,952	$4,127,444	$3,575,550

Operating income (loss)(1)(2):
Merchant Solutions	$437,293	$175,078	$777,283	$479,231
Issuer Solutions	74,806	58,027	143,262	117,331
Business and Consumer Solutions	42,283	48,195	104,205	79,307
Corporate	(191,824)	(173,726)	(386,933)	(324,316)
Consolidated operating income	$362,558	$107,574	$637,817	$351,553

Depreciation and amortization:(1)
Merchant Solutions	$248,503	$236,840	$499,099	$469,862
Issuer Solutions	145,691	136,254	290,300	272,991
Business and Consumer Solutions	21,938	24,114	43,858	47,755
Corporate	5,912	5,467	14,359	9,885
Consolidated depreciation and amortization	$422,044	$402,675	$847,616	$800,493

(1) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates. For further discussion of our acquisitions, see "Note 2—Acquisitions."

(2) Operating loss for Corporate included acquisition and integration expenses of $76.8 million and $80.7 million during the three months ended June 30, 2021 and 2020, respectively. Operating loss for Corporate included acquisition and integration expenses of $167.0 million and $150.4 million during the six months ended June 30, 2021 and 2020, respectively.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We have contractual obligations related to service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at June 30, 2021 for purchase obligations were as follows (in thousands):

Year Ending December 31:
2021	$285,278
2022	237,176
2023	181,545
2024	123,801
2025	151,300
2026	184,376
2027 and thereafter	754,025
Total future minimum payments	$1,917,501

Legal Matters

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

On September 23, 2019, a jury in the Superior Court of Dekalb County Georgia, awarded Frontline Processing Corp. ("Frontline") $135.2 million in damages, costs and attorney's fees (plus interest) following a trial of a breach of contract dispute between Frontline and Global Payments, wherein Frontline alleged that Global Payments violated provisions of the parties' Referral Agreement and Master Services Agreement. The Superior Court entered a final judgment on the verdict in favor of Frontline on September 30, 2019. We appealed the decision to the Georgia Court of Appeals. On June 30, 2021, a panel of the Georgia Court of Appeals unanimously reversed the judgment, including the entire damages award. We previously determined that it was not probable that a loss had been incurred under the applicable accounting standard (ASC Topic 450, Contingencies); therefore, the reversal of the judgment did not affect our consolidated financial statements.

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

Executive Overview

We are a leading payments technology company delivering innovative software and services to our customers globally. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world.

On September 18, 2019, we merged with Total System Services, Inc. ("TSYS") (the "Merger"). We continue to execute on merger and integration activities, such as combining business operations, streamlining technology infrastructure, eliminating duplicative corporate and operational support structures and realizing scale efficiencies. We also continue to invest in software and hardware to support the development of new technologies, infrastructure to support our growing business and the continued consolidation and enhancement of our operating platforms.

Highlights related to our financial condition at June 30, 2021 and results of operations for the three and six months then ended include the following:

•Consolidated revenues for the three and six months ended June 30, 2021 increased to $2,137.4 million and $4,127.4 million, respectively, compared to $1,672.0 million and $3,575.6 million, respectively, for the prior year. The increase in consolidated revenues is primarily due to an increase in transaction volumes as compared to the reduced transaction levels in the prior year driven by the effects of COVID-19. We also saw sequential improvement from the first quarter of 2021 driven largely by the increase in transaction volumes from the continued easing of COVID-19 restrictions.

•Consolidated operating income for the three and six months ended June 30, 2021 increased to $362.6 million and $637.8 million, respectively, compared to $107.6 million and $351.6 million, respectively, for the prior year. Operating margin for the three and six months ended June 30, 2021 increased to 17.0% and 15.5%, respectively, compared to 6.4% and 9.8%, respectively, for the prior year. The increase in consolidated operating income and operating margin for the three and six months ended June 30, 2021 is primarily due to the increase in revenues and favorable effects of Merger-related cost synergies.

•On June 10, 2021, we acquired Zego, a real estate technology company that provides a comprehensive resident experience management software and digital commerce solutions to property managers, primarily in the United States. This acquisition aligns with our technology-enabled, software driven strategy and expands our business into a new vertical market. We paid cash consideration of approximately $933 million, which we funded with cash on hand and by drawing on our revolving credit facility.

•On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due February 2026. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

COVID-19 Update
In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. Since that time, the global economy has been, and continues to be, affected by COVID-19. The pandemic has caused and may continue to cause significant disruptions to businesses and markets worldwide as the virus spreads or has a resurgence in certain jurisdictions. Beginning in mid-March 2020, our financial results were affected by decreased spending and transaction volumes, as governments implemented measures in an effort to contain the virus, including lockdowns, physical distancing, travel restrictions, limitations on public gatherings, work from home and restrictions on nonessential businesses. We saw improvement in our financial results and positive trends during the latter half of 2020 and into the first half of 2021 as certain governments began to gradually ease restrictions and provide economic stimulus and vaccine distribution accelerated, leading to an increase in spending and transaction volumes. While we continue to see signs of economic recovery, which has positively affected our financial results in 2021 as compared to the prior year, the rate of recovery on a global basis has been and may continue to be affected by additional developments related to COVID-19.

Early actions we took to preserve our available capital and provide financial flexibility in response to the effects of COVID-19 on our business, including the temporary reduction of certain operating expenses, employee compensation costs, other discretionary spending and planned capital expenditures, added to the strength of our financial profile. We continue to closely monitor the COVID-19 pandemic; however, the implications on future global economic conditions and related effects on our business and financial condition are difficult to predict due to continuing uncertainties around the ultimate severity, scope and duration of the pandemic, the availability and effectiveness of treatments or vaccines, resurgence risk as new virus variants are identified and the direction or extent of current or future restrictive actions that may be imposed by governments or public health authorities. While the COVID-19 pandemic may continue to have an adverse effect on our revenues and earnings in 2021, we currently expect a continued recovery throughout the year. We expect to continue to make significant capital investments in the business, and we anticipate capital expenditures and other investments in the business during 2021 will return to pre-COVID-19 levels.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results related to the effects of the COVID-19 pandemic, see the section entitled "Risk Factors" in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. We evaluate performance and allocate resources based on the operating income of each operating segment. For further information about our reportable segments, see "Item 1. Business—Business Segments" within our Annual Report on Form 10-K for the year ended December 31, 2020, incorporated herein by reference, and "Note 12—Segment Information" in the notes to the accompanying unaudited consolidated financial statements.

The following table sets forth key selected financial data for the three months ended June 30, 2021 and 2020, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the three months ended June 30, 2021 and 2020 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 - Financial Statements.

	Three Months Ended June 30, 2021	% of Revenues(1)	Three Months Ended June 30, 2020	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues:
Merchant Solutions	$1,426,755	66.8%	$1,001,555	59.9%	$425,200	42.5%
Issuer Solutions	505,932	23.7%	470,025	28.1%	35,907	7.6%
Business and Consumer Solutions	227,355	10.6%	216,722	13.0%	10,633	4.9%
Intersegment eliminations	(22,605)	(1.1)%	(16,350)	(1.0)%	(6,255)	38.3%
Consolidated revenues	$2,137,437	100.0%	$1,671,952	100.0%	$465,485	27.8%

Consolidated operating expenses:
Cost of service	$936,310	43.8%	$893,740	53.5%	$42,570	4.8%
Selling, general and administrative	838,569	39.2%	670,638	40.1%	167,931	25.0%
Operating expenses	$1,774,879	83.0%	$1,564,378	93.6%	$210,501	13.5%

Operating income (loss)(2)(3):
Merchant Solutions	$437,293	20.5%	$175,078	10.5%	$262,215	149.8%
Issuer Solutions	74,806	3.5%	58,027	3.5%	16,779	28.9%
Business and Consumer Solutions	42,283	2.0%	48,195	2.9%	(5,912)	(12.3)%
Corporate	(191,824)	(9.0)%	(173,726)	(10.4)%	(18,098)	10.4%
Operating income	$362,558	17.0%	$107,574	6.4%	$254,984	237.0%

Operating margin:
Merchant Solutions	30.6%		17.5%		13.1%
Issuer Solutions	14.8%		12.3%		2.5%
Business and Consumer Solutions	18.6%		22.2%		(3.6)%

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates. For further discussion of our acquisitions, see "Note 2—Acquisitions."

(3) Operating loss for Corporate included acquisition and integration expenses of $76.8 million and $80.7 million during the three months ended June 30, 2021 and 2020, respectively.

The following table sets forth key selected financial data for the six months ended June 30, 2021 and 2020, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the six months ended June 30, 2021 and 2020 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 - Financial Statements.

	Six Months Ended June 30, 2021	% of Revenues(1)	Six Months Ended June 30, 2020	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues:
Merchant Solutions	$2,694,627	65.3%	$2,216,824	62.0%	$477,803	21.6%
Issuer Solutions	1,006,183	24.4%	973,787	27.2%	32,396	3.3%
Business and Consumer Solutions	470,941	11.4%	420,668	11.8%	50,273	12.0%
Intersegment eliminations	(44,307)	(1.1)%	(35,729)	(1.0)%	(8,578)	24.0%
Consolidated revenues	$4,127,444	100.0%	$3,575,550	100.0%	$551,894	15.4%

Consolidated operating expenses:
Cost of service	$1,861,556	45.1%	$1,827,611	51.1%	$33,945	1.9%
Selling, general and administrative	1,628,071	39.4%	1,396,386	39.1%	231,685	16.6%
Operating expenses	$3,489,627	84.5%	$3,223,997	90.2%	$265,630	8.2%

Operating income (loss)(2)(3):
Merchant Solutions	$777,283	18.8%	$479,231	13.4%	$298,052	62.2%
Issuer Solutions	143,262	3.5%	117,331	3.3%	25,931	22.1%
Business and Consumer Solutions	104,205	2.5%	79,307	2.2%	24,898	31.4%
Corporate	(386,933)	(9.4)%	(324,316)	(9.1)%	(62,617)	19.3%
Operating income	$637,817	15.5%	$351,553	9.8%	$286,264	81.4%

Operating margin:
Merchant Solutions	28.8%		21.6%		7.2%
Issuer Solutions	14.2%		12.0%		2.2%
Business and Consumer Solutions	22.1%		18.9%		3.2%

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates. For further discussion of our acquisitions, see "Note 2—Acquisitions."

(3)Operating loss for Corporate included acquisition and integration expenses of $167.0 million and $150.4 million during the six months ended June 30, 2021 and 2020, respectively.

Revenues

Consolidated revenues for the three and six months ended June 30, 2021 increased by 27.8% and 15.4%, respectively, to $2,137.4 million and $4,127.4 million, respectively, compared to $1,672.0 million and $3,575.6 million, respectively, for the prior year. Starting in mid-March 2020, COVID-19 began to have an unfavorable effect on transaction volumes, which had an unfavorable effect on our revenues for the three and six months ended June 30, 2020. We saw improvements throughout the latter half of 2020 and into the first half of 2021, and revenues for the three and six months ended June 30, 2021 increased as compared to the prior year primarily due to an increase in transaction volumes resulting from the continued easing of COVID-19 restrictions. While we continue to see signs of economic recovery, which has positively affected our financial results in 2021 as compared to the prior year, the rate of recovery on a global basis has been and may continue to be affected by additional developments related to COVID-19.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the three and six months ended June 30, 2021 increased by 42.5% and 21.6%, respectively, to $1,426.8 million and $2,694.6 million, respectively, compared to $1,001.6 million and $2,216.8 million, respectively, for the prior year. Starting in mid-March 2020, COVID-19 began to have an unfavorable effect on our revenues as a result of a reduction in transaction volumes and restrictions on certain of our customer businesses throughout North America, Europe and Asia Pacific. We saw improvement in our financial results during the latter half of 2020 and into the first half of 2021 as certain governments began to gradually ease pandemic-related restrictions and consumer and business spending increased as a result of government stimulus payments. Revenues for the three and six months ended June 30, 2021 increased as compared to the prior year due to an increase in transaction volumes as compared to the reduced transaction levels in the prior year driven by the effects of COVID-19. We also saw sequential improvement from the first quarter of 2021, driven by the increase in transaction volumes from the continued easing of COVID-19 restrictions.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the three and six months ended June 30, 2021 increased by 7.6% and 3.3%, respectively, to $505.9 million and $1,006.2 million, respectively, compared to $470.0 million and $973.8 million, respectively, for the prior year. Starting in mid-March 2020, COVID-19 began to have an unfavorable effect on our revenues as a result of lower transaction volumes, particularly related to the processing of commercial cards. We saw improvement in our financial results during the latter half of 2020 and into the first half of 2021 as certain governments began to gradually ease pandemic-related restrictions. The increase in revenues for the three and six months ended June 30, 2021 was primarily due to an increase in transaction volumes as compared to the reduced transaction levels in the prior year driven by the effects of COVID-19.

Business and Consumer Solutions Segment. Revenues from our Business and Consumer Solutions segment for the three and six months ended June 30, 2021 increased by 4.9% and 12.0%, respectively, to $227.4 million and $470.9 million, respectively, compared to $216.7 million and $420.7 million, respectively, for the prior year. Our Business and Consumer Solutions segment experienced an unfavorable effect on revenues starting in mid-March 2020 due to reduced consumer spending as a result of COVID-19. This unfavorable effect on our revenues for the three and six months ended June 30, 2020 was partially mitigated by revenues in the second quarter of 2020 from individual stimulus payments and supplementary unemployment insurance distributions to our customers resulting from the Coronavirus Aid, Relief and Economic Security Act. We saw improvement in our financial results throughout the latter half of 2020 and into the first half of 2021 from increases in consumer spending as state and local governments in the United States began to gradually ease restrictions. Increases in consumer spending also had a favorable effect on revenues during the six months ended June 30, 2021, including additional spending volumes driven by individual stimulus payments distributed to our customers by the United States government primarily during the first quarter and continuing into the early portion of the second quarter of 2021.

Operating Expenses

Cost of Service. Cost of service for the three and six months ended June 30, 2021 increased by 4.8% and 1.9%, respectively, to $936.3 million and $1,861.6 million, respectively, compared to $893.7 million and $1,827.6 million, respectively, for the prior year. Cost of service as a percentage of revenues decreased to 43.8% and 45.1% for the three and six months ended June 30, 2021, respectively, compared to 53.5% and 51.1%, respectively, for the prior year period. The increase in cost of service is primarily due to higher variable costs associated with the increase in revenues. The increase in costs of service also reflects an increase in amortization of acquired intangibles, which were $324.8 million and $314.0 million for the three months ended June 30, 2021 and 2020, respectively, and $654.0 million and $628.3 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in cost of service as a percentage of revenues is primarily due to the favorable effects of the increase in revenues and Merger-related cost synergies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2021 increased by 25.0% and 16.6%, respectively, to $838.6 million and $1,628.1 million, respectively, compared to $670.6 million and $1,396.4 million, respectively, for the prior year. Selling, general and administrative expenses as a percentage of revenues were 39.2% and 39.4% for the three and six months ended June 30, 2021, respectively, compared to 40.1% and 39.1%, respectively, for the prior year. The increase in selling, general and administrative expenses is primarily due to an increase in variable selling and other costs related to the increase in revenues. Selling, general and administrative expenses included acquisition and integration expenses of $78.3 million and $82.2 million for the three months ended June 30, 2021 and 2020, respectively and $170.1 million and $153.8 million for the six months ended June 30, 2021 and 2020, respectively.

Corporate. Corporate expenses for the three and six months ended June 30, 2021 increased by $18.1 million and $62.6 million, respectively, to $191.8 million and $386.9 million, respectively, compared to $173.7 million and $324.3 million, respectively, for the prior year. The increase for the three and six months ended June 30, 2021 is primarily due to higher employee compensation expense, including higher share-based compensation expense of $8.3 million and $17.7 million, respectively. Employee compensation costs were lower in the prior year as a result of certain temporary cost-saving actions taken to help mitigate the financial effects of the COVID-19 pandemic. The increase for the six months ended June 30, 2021 also included higher acquisition and integration expenses of $16.6 million. During the three and six months ended June 30, 2021, Corporate expenses included acquisition and integration expenses of $76.8 million and $167.0 million, respectively, compared to $80.7 million and $150.4 million, respectively, for the prior year. Certain of these Merger-related integration activities resulted in the recognition of employee termination benefits. During the three months ended June 30, 2021 and 2020, Corporate expenses included charges for employee termination benefits of $13.1 million and $24.1 million, respectively, which included $0.7 million and $1.7 million, respectively, of share-based compensation expense. During the six months ended June 30, 2021 and 2020, Corporate expenses included charges for employee termination benefits of $38.3 million and $41.7 million, respectively, which included $1.2 million and $4.2 million, respectively, of share-based compensation expense. As of June 30, 2021, the cumulative amount of recognized charges for employee termination benefits resulting from Merger-related integration activities was $178.7 million, which included $25.2 million of share-based compensation expense. We expect to incur additional charges as Merger–related integration activities continue in 2021.

Operating Income and Operating Margin

Consolidated operating income for the three and six months ended June 30, 2021 increased to $362.6 million and $637.8 million, respectively, compared to $107.6 million and $351.6 million, respectively, for the prior year. Operating margin for the three and six months ended June 30, 2021 increased to 17.0% and 15.5%, respectively, compared to 6.4% and 9.8%, respectively, for the prior year. The increase in consolidated operating income and operating margin for the three and six months ended June 30, 2021 was primarily due to the increases in revenues. The unfavorable effects of COVID-19 on our revenues and incremental expenses directly related to COVID-19 contributed to the lower consolidated operating income and operating margin in the prior year. We saw improvement in our financial results and positive trends throughout the latter half of 2020 and into the first half of 2021 as a result of the recovery seen across our markets as COVID-19 restrictions eased. Further, Merger-related cost synergies had a favorable effect on operating income and operating margin for the three and six months ended June 30, 2021. The increase in consolidated operating income and operating margin for the three and six months ended June 30, 2021 was partially offset by an increase in amortization of acquired intangibles of $10.8 million and $25.8 million, respectively, and an increase in employee compensation expense compared to the prior year, as a result of certain temporary cost-saving actions taken in the prior year to help mitigate the financial effects of the COVID-19 pandemic. Operating income and operating margin for the six months ended June 30, 2021 also reflects an increase in acquisition and integration expenses of $16.6 million compared to the prior year.

Segment Operating Income and Operating Margin. Operating income and operating margin in our Merchant Solutions and Issuer Solutions segments for the three and six months ended June 30, 2021, and in our Business and Consumer Solutions segment for the six months ended June 30, 2021, increased compared to the prior year due to the increase in revenues. We saw improvement in our financial results and positive trends throughout the latter half of 2020 and into the first half of 2021 as a result of the recovery seen across our geographic markets as COVID-19 restrictions eased and consumer and business spending increased as a result of government stimulus payments. Further, across all of our segments, Merger-related cost synergies had a favorable effect on segment operating income and operating margin for the three and six months ended June 30, 2021. In our Business and Consumer Solutions segment, operating income and operating margin for the three and six months ended June 30, 2020 included the favorable effect from our customers loading individual stimulus payments and supplementary unemployment insurance distributions during the second quarter of 2020, as well as lower costs associated with certain temporary cost-saving actions that were taken to help mitigate the financial effects of the COVID-19 pandemic. Spending volumes driven by additional stimulus payments distributed by the United States government in early 2021 also had a favorable effect on operating income and operating margin, primarily in the first quarter of 2021.

Other Income/Expense, Net

Interest and other expense for the three and six months ended June 30, 2021 decreased by $2.3 million and $11.8 million, respectively, compared to the prior year, to $80.6 million and $163.7 million, respectively, primarily due to the recognition of a loss during the six months ended June 30, 2020 related to a decline in fair value for an investment held in a strategic partner that was subsequently divested.

Income Tax Expense

Our effective income tax rates for the three months ended June 30, 2021 and 2020 were 21.2% and 3.0%, respectively, and our effective income tax rates for the six months ended June 30, 2021 and 2020 were 16.8% and 9.0%, respectively. The increase in our effective tax rate for the three and six months ended June 30, 2021 from the prior year is primarily due to the effect of higher income before income taxes as compared to the prior year and the effect of enacted tax law changes in the U.K. which required a remeasurement of deferred tax balances during the three months ended June 30, 2021. The prior year effective tax rates were unusually low due to the effects of permanent differences on the lower income before income taxes, which drove a reduction in the estimated annual effective tax rate in the second quarter since the amounts of certain of our permanent differences do not vary with income before income taxes.

Net Income Attributable to Global Payments

Net income attributable to Global Payments increased to $263.6 million and $460.3 million for the three and six months ended June 30, 2021, respectively, compared to $37.3 million and $180.9 million, respectively, for the prior year, reflecting the increase in operating income and additional equity in income of equity method investments. Equity in income of equity method investments increased primarily due to increases in transaction volumes and appreciation in fair market value of investments held at certain investees.

Diluted Earnings per Share

Diluted earnings per share was $0.89 and $1.55 for the three and six months ended June 30, 2021, respectively, compared to $0.12 and $0.60, respectively, for the prior year. Diluted earnings per share for the three and six months ended June 30, 2021 reflects the increase in net income and a decrease in the weighted-average number of shares outstanding.

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

We believe that our current level of cash and borrowing capacity under our senior unsecured revolving credit facility, together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. Early actions taken to preserve our available capital and provide financial flexibility in response to the effects of COVID-19 on our business, including the temporary reduction of certain operating expenses, employee compensation costs, other discretionary spending and planned capital expenditures, added to the strength of our financial profile. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, through the issuance of debt or equity or by other means.

At June 30, 2021, we had cash and cash equivalents totaling $1,799.5 million. Of this amount, we considered $970.3 million to be available for general purposes, of which $33.3 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $970.3 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability include amounts collected prior to remittance to or at the direction of our customers.

We also had restricted cash of $140.2 million as of June 30, 2021, representing amounts deposited by customers for prepaid card transactions. These balances are considered cardholder funds held and are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $1,109.6 million and $960.3 million for the six months ended June 30, 2021 and 2020, respectively, which reflect net income adjusted for noncash items, including depreciation and amortization and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations. The increase in cash flows from operating activities from the prior year was primarily due to the increase in earnings after the adjustment for certain noncash items, including amortization of acquired intangibles and depreciation and amortization of property and equipment.

We used net cash in investing activities of $1,161.9 million and $270.3 million during the six months ended June 30, 2021 and 2020, respectively, primarily to fund acquisitions and capital expenditures. During the six months ended June 30, 2021 and 2020, we used cash of $943.1 million and $74.1 million, respectively, for acquisitions. We made capital expenditures of $219.6 million and $208.4 million during the six months ended June 30, 2021 and 2020, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the continued consolidation and enhancement of our operating platforms. We expect to continue to make significant capital investments in the business, and we anticipate capital expenditures and other investments in the business during 2021 will return to pre-COVID-19 levels.

Financing activities include borrowings and repayments under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 5—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, as well as cash distributions made to noncontrolling interests and our shareholders. We used net cash in financing activities of $91.8 million and $510.1 million during the six months ended June 30, 2021 and 2020, respectively.

Proceeds from long-term debt were $2,821.0 million and $1,867.0 million for the six months ended June 30, 2021 and 2020, respectively. Repayments of long-term debt were $1,830.3 million and $1,809.2 million for the six months ended June 30, 2021 and 2020, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our revolving credit facility, as well as scheduled principal repayments we make on our term loans. On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due February 2026. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes. On May 15, 2020, we issued $1.0 billion aggregate principle senior unsecured notes. We used the net proceeds from this offering to repay a portion of the outstanding indebtedness on our revolving credit facility and for general corporate purposes.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the six months ended June 30, 2021, we had net borrowings from settlement lines of credit of $134.2 million. During the six months ended June 30, 2020, we had net repayments of settlement lines of credit of $25.5 million.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the six months ended June 30, 2021 and 2020, we used $1,072.9 million and $421.2 million, respectively, to repurchase shares of our common stock. The activity for the six months ended June 30, 2021 included repurchase of a total of 2,491,161 shares at an average price of $200.71 per share under an ASR program. On February 10, 2021, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $500 million of our common stock during the ASR program purchase period, which ended on March 31, 2021.

As of June 30, 2021, we had $611.0 million of share repurchase authority remaining under our share repurchase program. On July 29, 2021, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $1.5 billion.

We paid dividends to our common shareholders in the amounts of $114.9 million and $116.6 million during the six months ended June 30, 2021 and 2020, respectively.

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

On February 26, 2021, we issued $1.1 billion in aggregate principal amount of 1.200% senior unsecured notes due March 2026. We incurred debt issuance costs of approximately $8.6 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at June 30, 2021. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2021. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

Senior Unsecured Credit Facilities

As of June 30, 2021, borrowings outstanding under the term loan and revolving credit facility were $2.0 billion and $717.0 million, respectively.

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of June 30, 2021, the total available commitments under the revolving credit facility were $2.3 billion.

Compliance with Covenants

The senior unsecured term loan and revolving credit facility contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of June 30, 2021, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of June 30, 2021.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of June 30, 2021, a total of $57.3 million of cash on deposit was used to determine the available credit.

As of June 30, 2021, we had $487.5 million outstanding under these lines of credit with additional capacity to fund settlement of $1,393.9 million. During the six months ended June 30, 2021, the maximum and average outstanding balances under these lines of credit were $813.8 million and $482.7 million, respectively. The weighted-average interest rate on these borrowings was 2.05% at June 30, 2021.

See "Note 5—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further information about our borrowing agreements.

Commitments and Contractual Obligations

During the six months ended June 30, 2021, our commitments and contractual obligations increased from the amounts disclosed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2020. The increase primarily relates to the acquisition of software, technology infrastructure and related services. Our estimated purchase obligations as of June 30, 2021 were $285.3 million during the remainder of 2021, $237.2 million during 2022, $305.3 million during 2023 and 2024, $335.7 million during 2025 and 2026 and $754.0 million thereafter for a total of $1,917.5 million.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors, among others, that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include the effects of global economic, political, market, health and social events or other conditions, including the effects and duration of the COVID-19 pandemic and containment taken in response; management’s assumptions and projections used in their estimates of the timing and severity of the effects of the COVID-19 pandemic on our future revenues, results of operations and liquidity; our ability to meet our liquidity needs in light of the effects of the COVID-19 pandemic or otherwise; the outcome of any legal proceedings that may be instituted against the Company or our directors; difficulties, delays and higher than anticipated costs related to integrating the businesses of Global Payments and TSYS, including with respect to implementing controls to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; failing to fully realize anticipated cost savings and other anticipated benefits of the Merger when expected or at all; business disruptions from the Merger integration that may harm our business, including current plans and operations; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness, foreign currency exchange and interest rate risks; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards, including privacy and cybersecurity laws and regulations; and events beyond our control and other factors presented in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020, which we advise you to review. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended June 30, 2021 is set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
April 1-30, 2021	—	$—	—	$—
May 1-31, 2021	358,770	195.11	358,770	—
June 1-30, 2021	1,142,779	192.49	1,142,779	—
Total	1,501,549	$193.12	1,501,549	$611.0

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase ("ASR") plans, discretionary open-market purchases or privately negotiated transactions. During the quarter ended June 30, 2021, pursuant to our employee incentive plans, we withheld 30,708 shares, at an average price per share of $197.25, in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of June 30, 2021, we had $611.0 million of share repurchase authority remaining under our share repurchase program. The board authorization does not expire, but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: August 2, 2021	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)