Form 10-Q
period 2021-09-30
GLOBAL PAYMENTS INC
filed 2021-11-02
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
The number of shares of the issuer’s common stock, no par value, outstanding as of October 29, 2021 was 290,151,001.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended September 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	September 30, 2021	September 30, 2020

Revenues	$2,202,337	$1,917,815
Operating expenses:
Cost of service	944,172	900,921
Selling, general and administrative	858,082	726,475
	1,802,254	1,627,396
Operating income	400,083	290,419

Interest and other income	6,320	29,983
Interest and other expense	(82,187)	(82,976)
	(75,867)	(52,993)
Income before income taxes and equity in income of equity method investments	324,216	237,426
Income tax expense	50,117	42,834
Income before equity in income of equity method investments	274,099	194,592
Equity in income of equity method investments, net of tax	31,364	35,638
Net income	305,463	230,230
Net income attributable to noncontrolling interests, net of tax	(8,727)	(9,259)
Net income attributable to Global Payments	$296,736	$220,971

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.02	$0.74
Diluted earnings per share	$1.01	$0.74

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Nine Months Ended
	September 30, 2021	September 30, 2020

Revenues	$6,329,781	$5,493,365
Operating expenses:
Cost of service	2,805,728	2,728,532
Selling, general and administrative	2,486,153	2,122,862
	5,291,881	4,851,394
Operating income	1,037,900	641,971

Interest and other income	16,009	35,277
Interest and other expense	(245,884)	(258,475)
	(229,875)	(223,198)
Income before income taxes and equity in income of equity method investments	808,025	418,773
Income tax expense	131,600	59,173
Income before equity in income of equity method investments	676,425	359,600
Equity in income of equity method investments, net of tax	94,261	60,682
Net income	770,686	420,282
Net income attributable to noncontrolling interests, net of tax	(13,679)	(18,406)
Net income attributable to Global Payments	$757,007	$401,876

Earnings per share attributable to Global Payments:
Basic earnings per share	$2.57	$1.34
Diluted earnings per share	$2.56	$1.34

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	September 30, 2021	September 30, 2020

Net income	$305,463	$230,230
Other comprehensive income (loss):
Foreign currency translation adjustments	(79,532)	110,809
Income tax benefit related to foreign currency translation adjustments	447	—
Net unrealized (losses) gains on hedging activities	(646)	194
Reclassification of net unrealized losses on hedging activities to interest expense	9,788	11,133
Income tax expense related to hedging activities	(2,208)	(2,612)
Other, net of tax	(2,209)	(3,531)
Other comprehensive (loss) income	(74,360)	115,993

Comprehensive income	231,103	346,223
Comprehensive income attributable to noncontrolling interests	(4,625)	(18,010)
Comprehensive income attributable to Global Payments	$226,478	$328,213

	Nine Months Ended
	September 30, 2021	September 30, 2020

Net income	$770,686	$420,282
Other comprehensive income (loss):
Foreign currency translation adjustments	(80,427)	(10,844)
Income tax benefit related to foreign currency translation adjustments	5,438	1,160
Net unrealized losses on hedging activities	(62)	(53,332)
Reclassification of net unrealized losses on hedging activities to interest expense	30,288	25,786
Income tax (expense) benefit related to hedging activities	(7,297)	6,677
Other, net of tax	4,017	(3,288)
Other comprehensive loss	(48,043)	(33,841)

Comprehensive income	722,643	386,441
Comprehensive income attributable to noncontrolling interests	(6,328)	(25,898)
Comprehensive income attributable to Global Payments	$716,315	$360,543

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,347,732	$1,945,868
Accounts receivable, net	904,142	794,172
Settlement processing assets	1,912,421	1,230,853
Prepaid expenses and other current assets	628,042	621,467
Total current assets	5,792,337	4,592,360
Goodwill	24,344,275	23,871,451
Other intangible assets, net	11,529,826	12,015,883
Property and equipment, net	1,667,287	1,578,532
Deferred income taxes	8,480	7,627
Other noncurrent assets	2,412,270	2,135,692
Total assets	$45,754,475	$44,201,545
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$588,347	$358,698
Current portion of long-term debt	39,148	827,357
Accounts payable and accrued liabilities	2,387,972	2,061,384
Settlement processing obligations	2,018,840	1,301,652
Total current liabilities	5,034,307	4,549,091
Long-term debt	10,709,791	8,466,407
Deferred income taxes	2,831,349	2,948,390
Other noncurrent liabilities	824,679	750,613
Total liabilities	19,400,126	16,714,501
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at September 30, 2021 and December 31, 2020; 290,086,635 issued and outstanding at September 30, 2021 and 298,332,459 issued and outstanding at December 31, 2020	—	—
Paid-in capital	23,544,800	24,963,769
Retained earnings	2,845,192	2,570,874
Accumulated other comprehensive loss	(242,965)	(202,273)
Total Global Payments shareholders’ equity	26,147,027	27,332,370
Noncontrolling interests	207,322	154,674
Total equity	26,354,349	27,487,044
Total liabilities and equity	$45,754,475	$44,201,545

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income	$770,686	$420,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	292,230	265,738
Amortization of acquired intangibles	973,948	941,654
Amortization of capitalized contract costs	68,112	57,888
Share-based compensation expense	146,097	105,081
Provision for operating losses and credit losses	73,286	98,967
Noncash lease expense	80,371	73,493
Deferred income taxes	(136,004)	(118,466)
Equity in income of equity investments, net of tax	(94,261)	(60,682)
Other, net	19,967	(13,584)
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(123,370)	23,352
Settlement processing assets and obligations, net	28,242	155,385
Prepaid expenses and other assets	(185,973)	(240,804)
Accounts payable and other liabilities	114,279	(163,544)
Net cash provided by operating activities	2,027,610	1,544,760
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash acquired	(946,377)	(77,180)
Capital expenditures	(350,745)	(329,413)
Other, net	1,248	11,575
Net cash used in investing activities	(1,295,874)	(395,018)
Cash flows from financing activities:
Net borrowings from (repayments of) settlement lines of credit	244,858	(31,069)
Proceeds from long-term debt	3,909,988	1,868,199
Repayments of long-term debt	(2,434,805)	(1,829,637)
Payments of debt issuance costs	(8,569)	(8,075)
Repurchases of common stock	(1,833,689)	(421,162)
Proceeds from stock issued under share-based compensation plans	38,570	51,055
Common stock repurchased - share-based compensation plans	(84,659)	(41,966)
Contribution from a noncontrolling interest	46,320	—
Distribution to a noncontrolling interest	—	(6,955)
Dividends paid	(188,203)	(175,025)
Net cash used in financing activities	(310,189)	(594,635)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(42,704)	(12,558)
Increase in cash, cash equivalents and restricted cash	378,843	542,549
Cash, cash equivalents and restricted cash, beginning of the period	2,089,771	1,678,273
Cash, cash equivalents and restricted cash, end of the period	$2,468,614	$2,220,822

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2021	293,703	$24,201,763	$2,664,707	$(172,707)	$26,693,763	$156,377	$26,850,140
Net income			296,736		296,736	8,727	305,463
Other comprehensive loss				(70,258)	(70,258)	(4,102)	(74,360)
Stock issued under share-based compensation plans	819	9,262			9,262		9,262
Common stock repurchased - share-based compensation plans	(203)	(34,003)			(34,003)		(34,003)
Share-based compensation expense		65,611			65,611		65,611
Repurchases of common stock	(4,232)	(697,833)	(42,924)		(740,757)		(740,757)
Contribution from a noncontrolling interest					—	46,320	46,320
Cash dividends declared ($0.25 per common share)			(73,327)		(73,327)		(73,327)
Balance at September 30, 2021	290,087	$23,544,800	$2,845,192	$(242,965)	$26,147,027	$207,322	$26,354,349

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2020	299,244	$25,570,582	$2,314,423	$(459,146)	$27,425,859	$207,130	$27,632,989
Net income			220,971		220,971	9,259	230,230
Other comprehensive income				107,242	107,242	8,751	115,993
Stock issued under share-based compensation plans	50	8,423			8,423		8,423
Common stock repurchased - share-based compensation plans	(7)	(682)			(682)		(682)
Distribution to a noncontrolling interest						(6,955)	(6,955)
Share-based compensation expense		42,276			42,276		42,276
Cash dividends declared ($0.195 per common share)			(58,432)		(58,432)		(58,432)
Balance at September 30, 2020	299,287	$25,620,599	$2,476,962	$(351,904)	$27,745,657	$218,185	$27,963,842

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	298,332	$24,963,769	$2,570,874	$(202,273)	$27,332,370	$154,674	$27,487,044
Net income			757,007		757,007	13,679	770,686
Other comprehensive loss				(40,692)	(40,692)	(7,351)	(48,043)
Stock issued under share-based compensation plans	1,900	38,570			38,570		38,570
Common stock repurchased - share-based compensation plans	(456)	(84,432)			(84,432)		(84,432)
Share-based compensation expense		146,097			146,097		146,097
Repurchases of common stock	(9,689)	(1,519,204)	(294,486)		(1,813,690)		(1,813,690)
Contribution from a noncontrolling interest					—	46,320	46,320
Cash dividends declared ($0.64 per common share)			(188,203)		(188,203)		(188,203)
Balance at September 30, 2021	290,087	$23,544,800	$2,845,192	$(242,965)	$26,147,027	$207,322	$26,354,349

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	300,226	$25,833,307	$2,333,011	$(310,571)	$27,855,747	$199,242	$28,054,989
Cumulative effect of adoption of new accounting standard			(5,379)		(5,379)		(5,379)
Net income			401,876		401,876	18,406	420,282
Other comprehensive (loss) income				(41,333)	(41,333)	7,492	(33,841)
Stock issued under share-based compensation plans	1,495	51,055			51,055		51,055
Common stock repurchased - share-based compensation plans	(339)	(42,403)			(42,403)		(42,403)
Share-based compensation expense		105,081			105,081		105,081
Distribution to a noncontrolling interest						(6,955)	(6,955)
Repurchases of common stock	(2,095)	(326,441)	(77,521)		(403,962)		(403,962)
Cash dividends declared ($0.585 per common share)			(175,025)		(175,025)		(175,025)
Balance at September 30, 2020	299,287	$25,620,599	$2,476,962	$(351,904)	$27,745,657	$218,185	$27,963,842

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation - We are a leading payments technology company delivering innovative software and services to our customers globally. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world. We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions, which are described in "Note 13—Segment Information." Global Payments Inc. and its consolidated subsidiaries are referred to herein collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

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

Recently issued pronouncements not yet adopted

ASU 2021-08— In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASC Topic 606, at fair value on the acquisition date. ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC Topic 606 as if it had originated the contracts, which should generally result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. Adoption during an interim period requires retrospective application to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application. We are evaluating the effect of ASU 2021-08 on our consolidated financial statements.

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

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, are as follows:

	Provisional Amounts at Acquisition Date	Measurement-Period Adjustments	Provisional Amounts at September 30, 2021
	(in thousands)
Cash and cash equivalents	$67,374	$—	$67,374
Accounts receivable	1,033	(16)	1,017
Identifiable intangible assets	410,443	62,557	473,000
Property and equipment	3,634	(3,059)	575
Other assets	9,141	—	9,141
Accounts payable and accrued liabilities	(65,753)	(496)	(66,249)
Deferred income tax liabilities	(10,709)	(1,451)	(12,160)
Other liabilities	(8,268)	—	(8,268)
Total identifiable net assets	406,895	57,535	464,430
Goodwill	525,929	(57,113)	468,816
Total purchase consideration	$932,824	$422	$933,246

This transaction was accounted for as a business combination, which generally requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. As of September 30, 2021, we considered these amounts to be provisional because we were still in the process of gathering and reviewing information to support the valuation of assets acquired and liabilities assumed and to evaluate the basis differences for assets and liabilities for financial reporting and tax purposes. We made measurement-period adjustments, as shown in the table above, that decreased the amount of provisional goodwill by $57.1 million. The effects of the measurement-period adjustments on our consolidated statement of income for the third quarter of 2021 were not material.

Goodwill of $468.8 million arising from the acquisition, included in the Merchant Solutions segment, is attributable to expected growth opportunities, potential synergies from combining our existing businesses and an assembled workforce. We expect that a portion of the goodwill will be deductible for income tax purposes.

The following table reflects the provisional estimated fair values of the identified intangible assets of Zego and the respective weighted-average estimated amortization periods:

	Estimated Fair Value	Weighted-Average Estimated Amortization Periods
	(in thousands)	(years)
Customer-related intangible assets	$208,000	13
Contract-based intangible assets	119,000	20
Acquired technologies	124,000	6
Trademarks and trade names	22,000	15
Total estimated identifiable intangible assets	$473,000	14

NOTE 3—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,245,805	$394,893	$204,584	$(16,507)	$1,828,775
Europe	189,282	120,383	3,086	—	312,751
Asia Pacific	60,811	6,890	—	(6,890)	60,811
	$1,495,898	$522,166	$207,670	$(23,397)	$2,202,337

	Three Months Ended September 30, 2020
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,039,039	$370,938	$204,106	$(15,097)	$1,598,986
Europe	154,262	113,907	—	—	268,169
Asia Pacific	50,660	2,564	—	(2,564)	50,660
	$1,243,961	$487,409	$204,106	$(17,661)	$1,917,815

	Nine Months Ended September 30, 2021
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$3,529,245	$1,152,057	$669,747	$(50,180)	$5,300,869
Europe	488,860	358,769	8,864	—	856,493
Asia Pacific	172,419	17,523	—	(17,523)	172,419
	$4,190,524	$1,528,349	$678,611	$(67,703)	$6,329,781

	Nine Months Ended September 30, 2020
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$2,926,472	$1,127,832	$624,774	$(47,558)	$4,631,520
Europe	392,721	327,532	—	—	720,253
Asia Pacific	141,592	5,832	—	(5,832)	141,592
	$3,460,785	$1,461,196	$624,774	$(53,390)	$5,493,365

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

	(in thousands)

Relationship-led	$799,948	$709,749	$2,245,839	$1,934,265
Technology-enabled	695,950	534,212	1,944,685	1,526,520
	$1,495,898	$1,243,961	$4,190,524	$3,460,785

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606"), requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and nine months ended September 30, 2021 and 2020, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of September 30, 2021 and December 31, 2020 was as follows:

	Balance Sheet Location	September 30, 2021	December 31, 2020

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$278,565	$253,780
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	106,236	81,371

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	218,585	217,938
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	46,290	52,944

Net contract assets were not material at September 30, 2021 or at December 31, 2020. Revenue recognized for the three months ended September 30, 2021 and 2020 from contract liability balances at the beginning of each period was $75.5 million and $69.7 million, respectively. Revenue recognized for the nine months ended September 30, 2021 and 2020 from contract liability balances at the beginning of each period was $186.0 million and $195.3 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at September 30, 2021. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

2021	$256,447
2022	908,834
2023	694,952
2024	522,068
2025	410,883
2026	321,754
2027 and thereafter	518,598
Total	$3,633,538

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2021 and December 31, 2020, goodwill and other intangible assets consisted of the following:

	September 30, 2021	December 31, 2020

	(in thousands)

Goodwill	$24,344,275	$23,871,451
Other intangible assets:
Customer-related intangible assets	$9,475,914	$9,275,093
Acquired technologies	2,918,284	2,795,991
Contract-based intangible assets	2,108,556	1,981,260
Trademarks and trade names	1,261,241	1,239,925
	15,763,995	15,292,269
Less accumulated amortization:
Customer-related intangible assets	2,418,357	1,914,214
Acquired technologies	1,266,883	960,281
Contract-based intangible assets	165,837	120,631
Trademarks and trade names	383,092	281,260
	4,234,169	3,276,386
	$11,529,826	$12,015,883

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the nine months ended September 30, 2021:

	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Total

	(in thousands)
Balance at December 31, 2020	$13,548,690	$7,957,616	$2,365,145	$23,871,451
Goodwill acquired	517,240	—	—	517,240
Effect of foreign currency translation	(33,565)	(4,258)	(1,251)	(39,074)
Measurement period adjustments	(5,202)	—	(140)	(5,342)
Balance at September 30, 2021	$14,027,163	$7,953,358	$2,363,754	$24,344,275

There were no accumulated impairment losses for goodwill as of September 30, 2021 or December 31, 2020.

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

The Series B and C convertible preferred shares become convertible in stages based on developments in the litigation and become fully convertible no later than 2028 (subject to a holdback to cover any then pending claims). On September 24, 2020, in connection with the first mandatory release assessment, a portion of the Series B and C convertible preferred shares was converted by Visa representing approximately half of the original potential conversion rate. We recognized a gain of $27.3 million reported in interest and other income in our consolidated statement of income for the three and nine months ended September 30, 2020 based on the fair value of the shares received.

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of September 30, 2021 and December 31, 2020, long-term debt consisted of the following:

	September 30, 2021	December 31, 2020

	(in thousands)

3.800% senior notes due April 1, 2021	$—	$752,199
3.750% senior notes due June 1, 2023	558,454	562,258
4.000% senior notes due June 1, 2023	560,986	565,930
2.650% senior notes due February 15, 2025	994,375	993,110
1.200% senior notes due March 1, 2026	1,091,536	—
4.800% senior notes due April 1, 2026	800,849	809,324
4.450% senior notes due June 1, 2028	479,293	482,588
3.200% senior notes due August 15, 2029	1,237,611	1,236,424
2.900% senior notes due May 15, 2030	989,903	989,025
4.150% senior notes due August 15, 2049	740,056	739,789
Unsecured term loan facility	1,988,789	1,985,776
Unsecured revolving credit facility	1,222,000	36,000
Finance lease liabilities	64,081	75,989
Other borrowings	21,006	65,352
Total long-term debt	10,748,939	9,293,764
Less current portion	39,148	827,357
Long-term debt, excluding current portion	$10,709,791	$8,466,407

The carrying amounts of our senior notes and term loan in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At September 30, 2021, unamortized discount on senior notes was $8.7 million, and unamortized debt issuance costs on senior notes and the unsecured term loan facility were $49.0 million. At December 31, 2020, unamortized discount on senior notes was $8.5 million and unamortized debt issuance costs on our senior notes and the unsecured term loan facility were $47.4 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At September 30, 2021, unamortized debt issuance costs on the unsecured revolving credit facility were $10.8 million, and at December 31, 2020, unamortized debt issuance costs on the unsecured revolving credit facility were $13.8 million.

At September 30, 2021, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year Ending December 31,

2021	$12,602
2022	58,403
2023	1,300,000
2024	2,972,000
2025	1,000,000
2026	1,850,000
2027 and thereafter	3,450,000
Total	$10,643,005

Senior Unsecured Notes

On February 26, 2021, we issued $1.1 billion in aggregate principal amount of 1.200% senior unsecured notes due March 2026. We incurred debt issuance costs of approximately $8.6 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at September 30, 2021. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2021. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

As of September 30, 2021, our senior notes had a total carrying amount of $7.5 billion and an estimated fair value of $7.9 billion. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy. The fair value of other long-term debt approximated its carrying amount at September 30, 2021.

Compliance with Covenants

The senior unsecured term loan and revolving credit facility contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of September 30, 2021, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of September 30, 2021.

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

The table below presents information about our derivative financial instruments, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at September 30, 2021	Range of Maturity Dates at September 30, 2021	September 30, 2021	December 31, 2020

				(in thousands)

Interest rate swaps (Notional of $300 million at December 31, 2020)	Accounts payable and accrued liabilities	NA	NA	$—	$1,330
Interest rate swaps (Notional of $1,250 million at September 30, 2021 and December 31, 2020)	Other noncurrent liabilities	2.73%	December 31, 2022	$40,701	$65,490

NA = not applicable.

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

	(in thousands)

Net unrealized (losses) gains recognized in other comprehensive income (loss)	$(646)	$194	$(62)	$(53,332)
Net unrealized losses reclassified out of other comprehensive income (loss) to interest expense	$9,788	$11,133	$30,288	$25,786

As of September 30, 2021, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $38.5 million.

Interest Expense

Interest expense was $82.3 million and $82.1 million for the three months ended September 30, 2021 and 2020, respectively, and $242.9 million and $244.3 million for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 7—INCOME TAX

Our effective income tax rates for the three and nine months ended September 30, 2021 were 15.5% and 16.3%, respectively. Our effective income tax rates for the three and nine months ended September 30, 2021 differed favorably from the U.S. statutory rate primarily as a result of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction. Our effective income tax rate for the nine months ended September 30, 2021 also included the effect of enacted tax law changes in the U.K. which required a remeasurement of deferred tax balances raising the effective rate, and was favorably affected by a change in the assessment of the need for a valuation allowance related to foreign tax credit carryforwards. The effective rate for each period includes the effects of applicable state income taxes.

Our effective income tax rates for the three and nine months ended September 30, 2020 were 18.0% and 14.1%, respectively. Our effective income tax rate for the three months ended September 30, 2020 differed from the U.S. statutory rate primarily due to tax credits, foreign interest income not subject to tax, the foreign-derived intangible income deduction, changes in uncertain tax positions and the tax effect of a U.K. statutory income tax rate change that took effect during the quarter. Our effective income tax rate for the nine months ended September 30, 2020 differed from the U.S. statutory rate primarily due to tax credits, foreign interest income not subject to tax, the foreign-derived intangible income deduction and excess tax benefits of share-based awards. The effective rate for each period includes the effects of applicable state income taxes.

NOTE 8—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended September 30, 2021, we repurchased and retired 4,232,232 shares of our common stock at a cost, including commissions, of $740.8 million, or $175.03 per share. During the three months ended September 30, 2020, there were no repurchases. During the nine months ended September 30, 2021 and 2020, we repurchased and retired 9,689,181 and 2,094,731 shares of our common stock at a cost, including commissions, of $1,813.7 million and $404.0 million, or $187.21 per share and $192.85 per share, respectively. The activity for the nine months ended September 30, 2021 included the repurchase of 2,491,161 shares at an average price of $200.71 per share under an ASR agreement we entered into on February 10, 2021 with a financial institution to repurchase an aggregate of $500 million of our common stock during the ASR program purchase period, which ended on March 31, 2021. As of September 30, 2021, the remaining amount available under our share repurchase program was $949.2 million.

On October 28, 2021, our board of directors declared a dividend of $0.25 per share payable on December 30, 2021 to common shareholders of record as of December 16, 2021.

NOTE 9—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

	(in thousands)		(in thousands)

Share-based compensation expense	$65,611	$42,276	$146,097	$105,081
Income tax benefit	$16,224	$9,123	$34,595	$23,338

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the nine months ended September 30, 2021:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2020	1,546	$176.71
Granted	1,437	193.59
Vested	(1,162)	153.99
Forfeited	(90)	180.76
Unvested at September 30, 2021	1,731	$183.74

The total fair value of restricted stock and performance awards vested during the nine months ended September 30, 2021 and September 30, 2020 was $178.9 million and $77.9 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $62.2 million and $38.9 million during the three months ended September 30, 2021 and 2020, respectively, and $135.6 million and $94.9 million during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $204.9 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.1 years.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2020	1,253	$93.66	6.3	$152.6
Granted	112	196.06
Forfeited	(1)	113.48
Exercised	(181)	69.08
Outstanding at September 30, 2021	1,183	$106.98	6.0	$69.4

Options vested and exercisable at September 30, 2021	908	$86.45	5.3	$66.4

We recognized compensation expense for stock options of $1.9 million and $2.4 million during the three months ended September 30, 2021 and 2020, respectively, and $6.0 million and $6.5 million for the nine months ended September 30, 2021 and 2020, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $23.4 million and $69.8 million, respectively. As of September 30, 2021, we had $10.1 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.9 years.

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2021 and 2020 was $65.99 and $54.85, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2021	September 30, 2020

Risk-free interest rate	0.59%	1.24%
Expected volatility	40%	30%
Dividend yield	0.44%	0.39%
Expected term (years)	5	5

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

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the three and nine months ended September 30, 2021 excluded approximately 234,813 shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. The dilutive share base for the three and nine months ended September 30, 2020 excluded approximately 124,888 shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

	(in thousands)

Basic weighted-average number of shares outstanding	291,502	299,255	294,262	299,261
Plus: Dilutive effect of stock options and other share-based awards	1,005	1,236	1,159	1,264
Diluted weighted-average number of shares outstanding	292,507	300,491	295,421	300,525

NOTE 11 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash

A reconciliation of cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of September 30, 2021 and December 31, 2020 to the amounts in the consolidated balance sheets is as follows:

	September 30, 2021	December 31, 2020

	(in thousands)
Cash and cash equivalents	$2,347,732	$1,945,868
Restricted cash included in prepaid expenses and other current assets	120,882	143,903
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,468,614	$2,089,771

Accounts payable and accrued liabilities

At September 30, 2021 and December 31, 2020, accounts payable and accrued liabilities in the consolidated balance sheet included obligations totaling $17.7 million and $48.4 million, respectively, for employee termination benefits resulting from integration activities related to our merger with Total System Services, Inc. (the "Merger"). During the three months ended September 30, 2021 and 2020, we recognized charges for employee termination benefits of $4.7 million and $8.1 million, which included $1.9 million of share-based compensation expense for the three months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, we recognized charges for employee termination benefits of $43.0 million and $49.8 million, which included $1.2 million and $6.1 million of share-based compensation expense, respectively. As of September 30, 2021, the cumulative amount of recognized charges for employee termination benefits resulting from Merger-related integration activities was $183.4 million, which included $25.2 million of share-based compensation expense. These charges are recorded within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes. New obligations may arise and related expenses may be incurred as merger-related integration activities continue in 2021.

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three and nine months ended September 30, 2021 and 2020:

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at June 30, 2021	$(106,882)	$(65,548)	$(277)	$(172,707)
Other comprehensive income (loss)	(74,983)	6,934	(2,209)	(70,258)
Balance at September 30, 2021	$(181,865)	$(58,614)	$(2,486)	$(242,965)

Balance at June 30, 2020	$(361,133)	$(98,903)	$890	$(459,146)
Other comprehensive income (loss)	102,058	8,715	(3,531)	107,242
Balance at September 30, 2020	$(259,075)	$(90,188)	$(2,641)	$(351,904)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was a loss of $(4.1) million and income of $8.8 million for the three months ended September 30, 2021 and 2020, respectively.

	Foreign Currency Translation Losses	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2020	$(114,227)	$(81,543)	$(6,503)	$(202,273)
Other comprehensive income (loss)	(67,638)	22,929	4,017	(40,692)
Balance at September 30, 2021	$(181,865)	$(58,614)	$(2,486)	$(242,965)

Balance at December 31, 2019	$(241,899)	$(69,319)	$647	$(310,571)
Other comprehensive loss	(17,176)	(20,869)	(3,288)	(41,333)
Balance at September 30, 2020	$(259,075)	$(90,188)	$(2,641)	$(351,904)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was a loss of $(7.4) million and income of $7.5 million for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 13—SEGMENT INFORMATION

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

Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization was as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

	(in thousands)

Revenues:(1)
Merchant Solutions	$1,495,898	$1,243,961	$4,190,524	$3,460,785
Issuer Solutions	522,166	487,409	1,528,349	1,461,196
Business and Consumer Solutions	207,670	204,106	678,611	624,774
Intersegment eliminations	(23,397)	(17,661)	(67,703)	(53,390)
Consolidated revenues	$2,202,337	$1,917,815	$6,329,781	$5,493,365

Operating income (loss)(1)(2):
Merchant Solutions	$488,407	$344,981	$1,265,689	$824,212
Issuer Solutions	77,692	70,800	220,954	188,131
Business and Consumer Solutions	35,233	31,052	139,439	110,358
Corporate	(201,249)	(156,414)	(588,182)	(480,730)
Consolidated operating income	$400,083	$290,419	$1,037,900	$641,971

Depreciation and amortization:(1)
Merchant Solutions	$244,055	$238,946	$743,154	$708,808
Issuer Solutions	145,530	137,965	435,831	410,955
Business and Consumer Solutions	21,209	23,957	65,066	71,712
Corporate	7,767	6,031	22,127	15,917
Consolidated depreciation and amortization	$418,561	$406,899	$1,266,178	$1,207,392

(1) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates.

(2) Operating loss for Corporate included acquisition and integration expenses of $70.7 million and $57.6 million during the three months ended September 30, 2021 and 2020, respectively, and $237.7 million and $208.0 million during the nine months ended September 30, 2021 and 2020, respectively.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We have contractual obligations related to service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at September 30, 2021 for purchase obligations were as follows (in thousands):

Year Ending December 31:
2021	$182,374
2022	261,049
2023	199,775
2024	133,911
2025	156,296
2026	188,874
2027 and thereafter	771,046
Total future minimum payments	$1,893,325

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

On September 18, 2019, we merged with Total System Services, Inc. ("TSYS") (the "Merger"). We continue to execute on merger and integration activities, such as combining business operations, streamlining technology infrastructure, eliminating duplicative corporate and operational support structures and realizing scale efficiencies. We also continue to invest in new technology solutions, infrastructure to support our growing business and the continued consolidation and enhancement of our operating platforms.

Highlights related to our financial condition at September 30, 2021 and results of operations for the three and nine months then ended include the following:

•Consolidated revenues for the three and nine months ended September 30, 2021 increased to $2,202.3 million and $6,329.8 million, respectively, compared to $1,917.8 million and $5,493.4 million, respectively, for the prior year. The increase in consolidated revenues is primarily due to an increase in transaction volumes from continued economic recovery as COVID-19 restrictions eased and acceleration in the use of digital payment solutions.

•Consolidated operating income for the three and nine months ended September 30, 2021 increased to $400.1 million and $1,037.9 million, respectively, compared to $290.4 million and $642.0 million, respectively, for the prior year. Operating margin for the three and nine months ended September 30, 2021 increased to 18.2% and 16.4%, respectively, compared to 15.1% and 11.7%, respectively, for the prior year. The increase in consolidated operating income and operating margin for the three and nine months ended September 30, 2021 is primarily due to the increase in revenues and favorable effects of Merger-related cost synergies.

•On June 10, 2021, we acquired Zego, a real estate technology company that provides a comprehensive resident experience management software and digital commerce solutions to property managers, primarily in the United States, for cash consideration of approximately $933 million. This acquisition aligns with our technology-enabled, software driven strategy and expands our business into a new vertical market.

•On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due February 2026. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

COVID-19 Update
Since early 2020, the global economy has been, and continues to be, affected by the COVID-19 pandemic. The pandemic has caused and may continue to cause significant disruptions to businesses and markets worldwide as the virus spreads or has a resurgence in certain jurisdictions. Beginning in mid-March 2020, our financial results were affected by decreased spending and transaction volumes, as governments implemented measures in an effort to contain the virus, including lockdowns, physical distancing, travel restrictions, limitations on public gatherings, work from home and restrictions on nonessential businesses. We have seen improvement in our financial results during the latter half of 2020 and into 2021 as governments began to gradually ease restrictions and provide economic stimulus and vaccine distribution accelerated, leading to an increase in spending and transaction volumes. While we continue to see signs of economic recovery, which has positively affected our financial results in 2021 to date compared to the prior year, the rate of recovery on a global basis has been and may continue to be affected by additional developments related to COVID-19.

At the onset of the pandemic, we took early actions to preserve our available capital and provide financial flexibility in response to the effects of COVID-19 on our business, including the temporary reduction of certain operating expenses, employee compensation costs, other discretionary spending and planned capital expenditures, adding to the strength of our financial profile. Certain operating expenses, capital expenditures and other investments in the business have recently returned to more normalized levels. We expect to continue to make significant capital investments in the business while also continuing to manage other discretionary spending. We continue to closely monitor the COVID-19 pandemic; however, the implications on future global economic conditions and related effects on our business and financial condition are difficult to predict due to continuing uncertainties around the ultimate severity, scope and duration of the pandemic, the availability and effectiveness of treatments or vaccines, resurgence risk as new virus variants are identified and the direction or extent of current or future restrictive actions that may be imposed by governments or public health authorities.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results related to the effects of the COVID-19 pandemic, see the section entitled "Risk Factors" in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. We evaluate performance and allocate resources based on the operating income of each operating segment. For further information about our reportable segments, see "Item 1. Business—Business Segments" within our Annual Report on Form 10-K for the year ended December 31, 2020, incorporated herein by reference, and "Note 13—Segment Information" in the notes to the accompanying unaudited consolidated financial statements.

The following table sets forth key selected financial data for the three months ended September 30, 2021 and 2020, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the three months ended September 30, 2021 and 2020 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 - Financial Statements.

	Three Months Ended September 30, 2021	% of Revenues(1)	Three Months Ended September 30, 2020	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$1,495,898	67.9%	$1,243,961	64.9%	$251,937	20.3%
Issuer Solutions	522,166	23.7%	487,409	25.4%	34,757	7.1%
Business and Consumer Solutions	207,670	9.4%	204,106	10.6%	3,564	1.7%
Intersegment eliminations	(23,397)	(1.1)%	(17,661)	(0.9)%	(5,736)	32.5%
Consolidated revenues	$2,202,337	100.0%	$1,917,815	100.0%	$284,522	14.8%

Consolidated operating expenses(2):
Cost of service	$944,172	42.9%	$900,921	47.0%	$43,251	4.8%
Selling, general and administrative	858,082	39.0%	726,475	37.9%	131,607	18.1%
Operating expenses	$1,802,254	81.8%	$1,627,396	84.9%	$174,858	10.7%

Operating income (loss)(2)(3):
Merchant Solutions	$488,407	22.2%	$344,981	18.0%	$143,426	41.6%
Issuer Solutions	77,692	3.5%	70,800	3.7%	6,892	9.7%
Business and Consumer Solutions	35,233	1.6%	31,052	1.6%	4,181	13.5%
Corporate	(201,249)	(9.1)%	(156,414)	(8.2)%	(44,835)	28.7%
Operating income	$400,083	18.2%	$290,419	15.1%	$109,664	37.8%

Operating margin(2):
Merchant Solutions	32.6%		27.7%		4.9%
Issuer Solutions	14.9%		14.5%		0.4%
Business and Consumer Solutions	17.0%		15.2%		1.8%

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, consolidated operating expense, operating income (loss) and operating margin reflect the effects of acquired businesses from the respective acquisition dates.

(3) Operating loss for Corporate included acquisition and integration expenses of $70.7 million and $57.6 million during the three months ended September 30, 2021 and 2020, respectively.

The following table sets forth key selected financial data for the nine months ended September 30, 2021 and 2020, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the nine months ended September 30, 2021 and 2020 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 - Financial Statements.

	Nine Months Ended September 30, 2021	% of Revenues(1)	Nine Months Ended September 30, 2020	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$4,190,524	66.2%	$3,460,785	63.0%	$729,739	21.1%
Issuer Solutions	1,528,349	24.1%	1,461,196	26.6%	67,153	4.6%
Business and Consumer Solutions	678,611	10.7%	624,774	11.4%	53,837	8.6%
Intersegment eliminations	(67,703)	(1.1)%	(53,390)	(1.0)%	(14,313)	26.8%
Consolidated revenues	$6,329,781	100.0%	$5,493,365	100.0%	$836,416	15.2%

Consolidated operating expenses(2):
Cost of service	$2,805,728	44.3%	$2,728,532	49.7%	$77,196	2.8%
Selling, general and administrative	2,486,153	39.3%	2,122,862	38.6%	363,291	17.1%
Operating expenses	$5,291,881	83.6%	$4,851,394	88.3%	$440,487	9.1%

Operating income (loss)(2)(3):
Merchant Solutions	$1,265,689	20.0%	$824,212	15.0%	$441,477	53.6%
Issuer Solutions	220,954	3.5%	188,131	3.4%	32,823	17.4%
Business and Consumer Solutions	139,439	2.2%	110,358	2.0%	29,081	26.4%
Corporate	(588,182)	(9.3)%	(480,730)	(8.8)%	(107,452)	22.4%
Operating income	$1,037,900	16.4%	$641,971	11.7%	$395,929	61.7%

Operating margin(2):
Merchant Solutions	30.2%		23.8%		6.4%
Issuer Solutions	14.5%		12.9%		1.6%
Business and Consumer Solutions	20.5%		17.7%		2.8%

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, consolidated operating expense, operating income (loss) and operating margin reflect the effects of acquired businesses from the respective acquisition dates.

(3) Operating loss for Corporate included acquisition and integration expenses of $237.7 million and $208.0 million during the nine months ended September 30, 2021 and 2020, respectively.

Revenues

Consolidated revenues for the three and nine months ended September 30, 2021 increased by 14.8% and 15.2%, respectively, to $2,202.3 million and $6,329.8 million, respectively, compared to $1,917.8 million and $5,493.4 million, respectively, for the prior year. Starting in mid-March 2020, COVID-19 began to have an unfavorable effect on transaction volumes and on our revenues for the three and nine months ended September 30, 2020. We saw improvements throughout the latter half of 2020 and into 2021, and revenues for the three and nine months ended September 30, 2021 increased compared to the prior year primarily due to an increase in transaction volumes from continued economic recovery as COVID-19 restrictions eased and acceleration in the use of digital payment solutions. While we continue to see signs of economic recovery, which has positively affected our financial results in 2021 to date compared to the prior year, the rate of recovery on a global basis has been and may continue to be affected by additional developments related to COVID-19.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the three and nine months ended September 30, 2021 increased by 20.3% and 21.1%, respectively, to $1,495.9 million and $4,190.5 million, respectively, compared to $1,244.0 million and $3,460.8 million, respectively, for the prior year. Starting in mid-March 2020, COVID-19 began to have an unfavorable effect on our revenues as a result of a reduction in transaction volumes and restrictions on certain of our customer businesses throughout North America, Europe and Asia Pacific. We saw improvement in our financial results during the latter half of 2020 and into the first half of 2021 as certain governments began to gradually ease pandemic-related restrictions and consumer and business spending increased. Revenues for the three and nine months ended September 30, 2021 increased compared to the prior year due to an increase in transaction volumes from continued economic recovery as COVID-19 restrictions eased and acceleration in the use of digital payment solutions.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the three and nine months ended September 30, 2021 increased by 7.1% and 4.6%, respectively, to $522.2 million and $1,528.3 million, respectively, compared to $487.4 million and $1,461.2 million, respectively, for the prior year. Starting in mid-March 2020, COVID-19 began to have an unfavorable effect on our revenues as a result of lower transaction volumes, particularly related to the processing of commercial cards. We saw improvement in our financial results during the latter half of 2020 and into 2021 as certain governments began to gradually ease pandemic-related restrictions. The increase in revenues for the three and nine months ended September 30, 2021 was primarily due to an increase in transaction volumes from continued economic recovery as COVID-19 restrictions eased and growth in our output services of card and statement production.

Business and Consumer Solutions Segment. Revenues from our Business and Consumer Solutions segment for the three and nine months ended September 30, 2021 increased by 1.7% and 8.6%, respectively, to $207.7 million and $678.6 million, respectively, compared to $204.1 million and $624.8 million, respectively, for the prior year. Our Business and Consumer Solutions segment experienced an unfavorable effect on revenues starting in mid-March 2020 due to reduced consumer spending as a result of COVID-19. We saw improvement in our financial results throughout the latter half of 2020 and into 2021 from increases in consumer spending driven by government stimulus programs and the gradual easing of COVID-19 related restrictions. Increases in consumer spending had a favorable effect on revenues for the three and nine months ended September 30, 2021. Additional spending volumes driven by further individual stimulus payments distributed to our customers by the United States government also had a favorable effect on revenues for the nine months ended September 30, 2021. Our revenues for the nine months ended September 30, 2020 included the favorable effect of revenues in the second quarter of 2020 from individual stimulus payments and supplementary unemployment insurance distributions to our customers resulting from the Coronavirus Aid, Relief and Economic Security Act.

Operating Expenses

Cost of Service. Cost of service for the three and nine months ended September 30, 2021 increased by 4.8% and 2.8%, respectively, to $944.2 million and $2,805.7 million, respectively, compared to $900.9 million and $2,728.5 million, respectively, for the prior year. Cost of service as a percentage of revenues decreased to 42.9% and 44.3% for the three and nine months ended September 30, 2021, respectively, compared to 47.0% and 49.7%, respectively, for the prior year period. The increase in cost of service is primarily due to higher variable costs associated with the increase in revenues. The increase in costs of service also reflects an increase in amortization of acquired intangibles, which were $319.9 million and $313.4 million for the three months ended September 30, 2021 and 2020, respectively, and $973.9 million and $941.7 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in cost of service as a percentage of revenues is primarily due to the favorable effects of the increases in revenues and Merger-related cost synergies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2021 increased by 18.1% and 17.1%, respectively, to $858.1 million and $2,486.2 million, respectively, compared to $726.5 million and $2,122.9 million, respectively, for the prior year. Selling, general and administrative expenses as a percentage of revenues were 39.0% and 39.3% for the three and nine months ended September 30, 2021, respectively, compared to 37.9% and 38.6%, respectively, for the prior year. The increase in selling, general and administrative expenses is primarily due to an increase in variable selling and other costs related to the increase in revenues. The increase in selling, general and administrative expenses as a percentage of revenues is primarily due to an increase in share-based compensation expense of $23.3 million and $41.0 million for the three and nine months ended September 30, 2021, respectively. The increase in share-based compensation expense was primarily driven by the vesting of certain performance-based restricted stock units upon achievement of performance measures during the period. Higher acquisition and integration expenses also contributed to the increase in selling, general and administrative expenses as a percentage of revenues. Selling, general and administrative expenses included acquisition and integration expenses of $71.6 million and $59.8 million for the three months ended September 30, 2021 and 2020, respectively, and $241.6 million and $213.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Corporate. Corporate expenses for the three and nine months ended September 30, 2021 increased by $44.8 million and $107.5 million, respectively, to $201.2 million and $588.2 million, respectively, compared to $156.4 million and $480.7 million, respectively, for the prior year. The increase for the three and nine months ended September 30, 2021 is primarily due to higher employee compensation expense, including an increase in share-based compensation expense of $23.3 million and $41.0 million, respectively. Employee compensation costs were lower in the prior year as a result of certain temporary cost-saving actions taken to help mitigate the financial effects of the COVID-19 pandemic. Additionally, share-based compensation expense was higher in the current year primarily driven by the vesting of certain performance-based restricted stock units upon achievement of performance measures during the period. Corporate expenses also included higher acquisition and integration expenses, which were $70.7 million and $237.7 million for the three and nine months ended September 30, 2021, respectively, compared to $57.6 million and $208.0 million, respectively, for the prior year. Certain of these Merger-related integration activities resulted in the recognition of employee termination benefits. During the three months ended September 30, 2021 and 2020, Corporate expenses included charges for employee termination benefits of $4.7 million and $8.1 million, respectively, which included $1.9 million of share-based compensation expense for the three months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, Corporate expenses included charges for employee termination benefits of $43.0 million and $49.8 million, respectively, which included $1.2 million and $6.1 million, respectively, of share-based compensation expense. As of September 30, 2021, the cumulative amount of recognized charges for employee termination benefits resulting from Merger-related integration activities was $183.4 million, which included $25.2 million of share-based compensation expense. New obligations may arise and related expenses may be incurred as Merger-related integration activities continue in 2021.

Operating Income and Operating Margin

Consolidated operating income for the three and nine months ended September 30, 2021 increased to $400.1 million and $1,037.9 million, respectively, compared to $290.4 million and $642.0 million, respectively, for the prior year. Operating margin for the three and nine months ended September 30, 2021 increased to 18.2% and 16.4%, respectively, compared to 15.1% and 11.7%, respectively, for the prior year. The increase in consolidated operating income and operating margin for the three and nine months ended September 30, 2021 was primarily due to the increases in revenues. The unfavorable effects of COVID-19 on our revenues and incremental expenses directly related to COVID-19 contributed to the lower consolidated operating income and operating margin in the prior year. We saw improvement in our financial results and positive trends throughout the latter half of 2020 and into the first half of 2021 as a result of the recovery seen across our markets as COVID-19 restrictions eased. Further, Merger-related cost synergies had a favorable effect on operating income and operating margin for the three and nine months ended September 30, 2021. The increase in consolidated operating income and operating margin for the three and nine months ended September 30, 2021 was partially offset by an increase in amortization of acquired intangibles of $6.5 million and $32.3 million, respectively, and an increase in acquisition and integration expenses of $14.8 million and $27.9 million, respectively, compared to the prior year. Operating income and operating margin for the three and nine months ended September 30, 2021 also reflects an increase in employee compensation expense compared to the prior year, as a result of certain temporary cost-saving actions taken in the prior year to help mitigate the financial effects of the COVID-19 pandemic and higher share-based compensation expense in the current year associated with performance-based awards.

Segment Operating Income and Operating Margin. Operating income and operating margin in each of our Merchant Solutions, Issuer Solutions and Business and Consumer Solutions segments for the three and nine months ended September 30, 2021 increased compared to the prior year due to the increase in revenues. We saw improvement in our financial results and positive trends throughout the latter half of 2020 and into 2021 as a result of the recovery seen across our geographic markets as COVID-19 restrictions eased and consumer and business spending increased, in part as a result of government stimulus payments. Further, across all of our segments, Merger-related cost synergies had a favorable effect on segment operating income and operating margin for the three and nine months ended September 30, 2021. In our Business and Consumer Solutions segment, operating income and operating margin for the nine months ended September 30, 2021 were favorably affected by spending volumes driven by additional stimulus payments distributed by the United States government in early 2021, primarily in the first quarter of 2021, and operating income and operating margin for the nine months ended September 30, 2020 included the favorable effect from our customers loading individual stimulus payments and supplementary unemployment insurance distributions during the second quarter of 2020.

Other Income/Expense, Net

Interest and other income for the three and nine months ended September 30, 2021 decreased by $23.7 million and $19.3 million, respectively, to $6.3 million and $16.0 million, respectively, compared to $30.0 million and $35.3 million, respectively, for the prior year. The decrease was primarily due to the recognition of a gain during the three months ended September 30, 2020 of $27.3 million in connection with the partial release and conversion of our Visa convertible preferred shares. See "Note 5—Other Assets" in the notes to the accompanying unaudited consolidated financial statements for further discussion of this transaction.

Income Tax Expense

Our effective income tax rates for the three months ended September 30, 2021 and 2020 were 15.5% and 18.0%, respectively, and our effective income tax rates for the nine months ended September 30, 2021 and 2020 were 16.3% and 14.1%, respectively. The decrease in our effective tax rate for the three months ended September 30, 2021 from the prior year is primarily due to the effect on the prior year effective rate of changes in uncertain tax positions and a change in the U.K. statutory income tax rate that took effect during the three months ended September 30, 2020, which required a remeasurement of deferred tax balances to increase the effective tax rate. The increase in our effective tax rate for the nine months ended September 30, 2021 from the prior year is primarily due to the effect of higher income before income taxes compared to the prior year and a change in the U.K. statutory income tax rate that took effect during the nine months ended September 30, 2021, which required a remeasurement of deferred tax balances to increase the effective rate. The 2021 U.K. tax rate change had a more significant effect on our effective tax rate than the 2020 U.K. tax rate change. These effects were partially offset by a change in the assessment of the need for a valuation allowance related to foreign tax credit carryforwards in the current year.

Net Income Attributable to Global Payments

Net income attributable to Global Payments increased to $296.7 million and $757.0 million for the three and nine months ended September 30, 2021, respectively, compared to $221.0 million and $401.9 million, respectively, for the prior year, reflecting the increase in operating income and additional equity in income of equity method investments. Equity in income of equity method investments increased primarily due to increases in transaction volumes and appreciation in fair value of investments held at certain investees.

Diluted Earnings per Share

Diluted earnings per share were $1.01 and $2.56 for the three and nine months ended September 30, 2021, respectively, compared to $0.74 and $1.34, respectively, for the prior year. Diluted earnings per share for the three and nine months ended September 30, 2021 reflects the increase in net income and a decrease in the weighted-average number of shares outstanding.

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

At September 30, 2021, we had cash and cash equivalents totaling $2,347.7 million. Of this amount, we considered $1,108.6 million to be available for general purposes, of which $32.6 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $1,108.6 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability include amounts collected prior to remittance to or at the direction of our customers.

We also had restricted cash of $120.9 million as of September 30, 2021, representing amounts deposited by customers for prepaid card transactions. These balances are considered cardholder funds held and are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $2,027.6 million and $1,544.8 million for the nine months ended September 30, 2021 and 2020, respectively, which reflect net income adjusted for noncash items, including depreciation and amortization and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations and accounts payable and other liabilities balances. The increase in cash flows from operating activities from the prior year was primarily due to the increase in earnings, increase in accounts payable and other liabilities balances due to timing of month-end and transaction volume, partially offset by an increase in accounts receivable as a result of higher revenues in the current year.

We used net cash in investing activities of $1,295.9 million and $395.0 million during the nine months ended September 30, 2021 and 2020, respectively, primarily to fund acquisitions and capital expenditures. During the nine months ended September 30, 2021 and 2020, we used cash of $946.4 million and $77.2 million, respectively, for acquisitions. We made capital expenditures of $350.7 million and $329.4 million during the nine months ended September 30, 2021 and 2020, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the continued consolidation and enhancement of our operating platforms. Capital expenditures and other investments in the business have recently returned to more normalized levels, and we expect to continue to make significant capital investments in the business. We also expect cash outlays of approximately $900 million in connection with acquisitions anticipated to close in the fourth quarter of 2021 for which we have executed purchase agreements as of September 30, 2021.

Financing activities include borrowings and repayments under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. We used net cash in financing activities of $310.2 million and $594.6 million during the nine months ended September 30, 2021 and 2020, respectively.

Proceeds from long-term debt were $3,910.0 million and $1,868.2 million for the nine months ended September 30, 2021 and 2020, respectively. Repayments of long-term debt were $2,434.8 million and $1,829.6 million for the nine months ended September 30, 2021 and 2020, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our revolving credit facility, as well as scheduled principal repayments we make on our term loans. On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due February 2026. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes. On May 15, 2020, we issued $1.0 billion aggregate principle senior unsecured notes. We used the net proceeds from this offering to repay a portion of the outstanding indebtedness on our revolving credit facility and for general corporate purposes.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the nine months ended September 30, 2021, we had net borrowings from settlement lines of credit of $244.9 million. During the nine months ended September 30, 2020, we had net repayments of settlement lines of credit of $31.1 million.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the nine months ended September 30, 2021 and 2020, we used $1,833.7 million and $421.2 million, respectively, to repurchase shares of our common stock. The activity for the nine months ended September 30, 2021 included the repurchase of 2,491,161 shares at an average price of $200.71 per share under an ASR agreement we entered into on February 10, 2021 with a financial institution to repurchase an aggregate of $500 million of our common stock during the ASR program purchase period, which ended on March 31, 2021. As of September 30, 2021, we had $949.2 million of share repurchase authority remaining under our share repurchase program.

We paid dividends to our common shareholders in the amounts of $188.2 million and $175.0 million during the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, Global Payments and a noncontrolling shareholder made contributions of $185.3 million and $46.3 million, respectively, to one of our majority-owned subsidiaries, Comercia Global Payments Entidad de Pago, S.L. (“Comercia”). Contributions were made to Comercia based on each shareholder's proportionate ownership to fund an acquisition by Comercia that closed in the fourth quarter of 2021.

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

On February 26, 2021, we issued $1.1 billion in aggregate principal amount of 1.200% senior unsecured notes due March 2026. We incurred debt issuance costs of approximately $8.6 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at September 30, 2021. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2021. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

Senior Unsecured Credit Facilities

As of September 30, 2021, borrowings outstanding under the term loan and revolving credit facility were $2.0 billion and $1.2 billion, respectively.

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of September 30, 2021, the total available commitments under the revolving credit facility were $1.8 billion.

Compliance with Covenants

The senior unsecured term loan and revolving credit facility contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of September 30, 2021, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of September 30, 2021.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of September 30, 2021, a total of $75.6 million of cash on deposit was used to determine the available credit.

As of September 30, 2021, we had $588.3 million outstanding under these lines of credit with additional capacity to fund settlement of $1.5 billion. During the nine months ended September 30, 2021, the maximum and average outstanding balances under these lines of credit were $1.3 billion and $493.3 million, respectively. The weighted-average interest rate on these borrowings was 1.90% at September 30, 2021.

See "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further information about our borrowing agreements.

Commitments and Contractual Obligations

During the nine months ended September 30, 2021, our commitments and contractual obligations increased from the amounts disclosed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2020. The increase primarily relates to the acquisition of software, technology infrastructure and related services. Our estimated purchase obligations as of September 30, 2021 were $182.4 million during the remainder of 2021, $261.0 million during 2022, $333.7 million during 2023 and 2024, $345.2 million during 2025 and 2026 and $771.0 million thereafter for a total of $1,893.3 million.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors, among others, that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include the effects of global economic, political, market, health and social events or other conditions, including the effects and duration of the COVID-19 pandemic and actions taken in response; management’s assumptions and projections used in their estimates of the timing and severity of the effects of the COVID-19 pandemic on our future revenues, results of operations and liquidity; our ability to meet our liquidity needs in light of the effects of the COVID-19 pandemic or otherwise; the outcome of any legal proceedings that may be instituted against the Company or our directors; difficulties, delays and higher than anticipated costs related to integrating the businesses of Global Payments and TSYS, including with respect to implementing controls to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; failing to fully realize anticipated cost savings and other anticipated benefits of the Merger when expected or at all; business disruptions from the Merger integration that may harm our business, including current plans and operations; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness, foreign currency exchange and interest rate risks; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards, including privacy and cybersecurity laws and regulations; and events beyond our control and other factors presented in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020, which we advise you to review. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows. See "Note 14—Commitments and Contingencies" in the notes to the accompanying unaudited consolidated financial statements for information about certain legal matters.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended September 30, 2021 is set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
July 1-31, 2021	1,095,406	$191.79	1,094,862	$—
August 1-31, 2021	3,186,813	169.31	2,987,520	—
September 1-30, 2021	153,150	166.69	149,850	—
Total	4,435,369	$174.77	4,232,232	$949.2

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase ("ASR") plans, discretionary open-market purchases or privately negotiated transactions. During the quarter ended September 30, 2021, pursuant to our employee incentive plans, we withheld 203,137 shares, at an average price per share of $169.48, in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of September 30, 2021, we had $949.2 million of share repurchase authority remaining under our share repurchase program. The board authorization does not expire but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: November 2, 2021	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)