Form 10-K
period 2021-12-31
GLOBAL PAYMENTS INC
filed 2022-02-18
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $54,617,835,258. The number of shares of the registrant's common stock outstanding at February 15, 2022 was 281,968,006 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's proxy statement for the 2022 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.
2021 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; the effects of the COVID-19 pandemic on our business; our success and timing in developing and introducing new services and expanding our business; and statements about the benefits of our acquisitions, including future financial and operating results, the company’s plans, objectives, expectations and intentions, and the successful integration of our acquisitions or completion of anticipated benefits and strategic initiatives. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors, among others, that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include the effects of global economic, political, market, health and social events or other conditions, including the effects and duration of the COVID-19 pandemic and actions taken in response; our ability to meet our liquidity needs in light of the effects of the COVID-19 pandemic or otherwise; the outcome of any legal proceedings that may be instituted against the Company or our directors; difficulties, delays and higher than anticipated costs related to integrating the businesses of Global Payments and Total System Services, Inc., including with respect to implementing controls to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; the effect of a security breach or operational failure on the Company's business; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain, develop and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness, foreign currency exchange and interest rate risks; our ability to meet environmental, social and governance targets, goals and commitments; the potential effects of climate change including natural disasters; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards on us or our partners and customers, including privacy and cybersecurity laws and regulations; and other events beyond our control, and other factors presented in "Item 1A - Risk Factors" of this Annual Report on Form 10-K, which we advise you to review. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

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

Introduction

We are a leading payments technology company delivering innovative software and services to approximately 4.0 million merchant locations and more than 1,350 financial institutions across more than 170 countries throughout North America, Europe, Asia-Pacific and Latin America. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world. Headquartered in Georgia with approximately 25,000 team members worldwide, Global Payments is a Fortune 500 company and is a member of the S&P 500. Our common stock is traded on the New York Stock Exchange under the symbol "GPN."

Industry Overview

The payments technology industry provides financial institutions, businesses and consumers with payment processing services, merchant acceptance solutions and related information and other value-added services. The industry continues to grow as a result of wider merchant acceptance and increased use of credit and debit cards, advances in payment solutions and processing technology and migration to ecommerce, omnichannel and contactless payment solutions. The proliferation of credit and debit cards, as well as other digital payment solutions, has made the acceptance of digital payments a necessity for many businesses, regardless of size, in order to remain competitive. The COVID-19 pandemic has further accelerated the use of digital payments, the need for development of technologies and digital-based solutions and expansion of ecommerce, omnichannel and contactless payment solutions. This increased use of cards and the availability of more sophisticated technology services to all market segments has resulted in an increasingly competitive and specialized industry.

Strategy

We seek to leverage the adoption of, and transition to, card and digital-based payments by expanding our share in our existing markets through our distribution channels and service innovation, as well as through acquisitions to improve our offerings and scale. We also seek to enter new markets through acquisitions, alliances and joint ventures around the world. We intend to continue to invest in and leverage our technology infrastructure and our people to increase our penetration in existing markets.

The key tenets of our strategy include the following:

•Leading with technology and innovation to deepen our competitive advantages;

•Further scaling the four pillars of our strategy: software-driven focus, ecommerce & omnichannel solutions, exposure to faster growth markets and business-to-business ("B2B") payments;

•Delivering commerce enablement solutions globally to broaden our leading position as a sales-driven, product-led company;

•Providing frictionless, best-in-class customer experiences, creating longer-term relationships;

•Nurturing our culture, values and diversity, equity and inclusion initiatives to attract, retain and motivate exceptional team members; and

•Supporting our communities as a socially responsible company with purpose and understanding.

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

•Technology Solutions - We provide innovative technology-based solutions, including enterprise software solutions, that enable our customers to operate their business more efficiently and simplify the payments process, regardless of the channel through which the transaction occurs. We believe our robust technology solutions will continue to differentiate us in the marketplace and position us for continued growth.
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

Recent Acquisitions

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

During the year ended December 31, 2021, we completed other strategic business acquisitions for an aggregate purchase price of approximately $963 million. Our acquisition of MineralTree, a leading provider of accounts payable automation and B2B payments solutions, expands our target addressable market and provides incremental avenues for growth in one of the most attractive technology markets. Our acquisitions of the Bankia merchant services business and Worldline's PayOne Austrian acquiring business deepen our presence in Europe and expand the scale of our distribution and technologies.

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

Merchant Solutions Segment

Through our Merchant Solutions segment, we provide payments technology and software solutions to customers globally. Our payment technology solutions are similar around the world in that we enable our customers to accept card, check and digital-based payments. Our comprehensive offerings include, but are not limited to, authorization, settlement and funding services, customer support, chargeback resolution, terminal rental, sales and deployment, payment security services, consolidated billing and reporting.

In addition, we offer a wide array of enterprise software solutions that streamline business operations to customers in numerous vertical markets. We also provide a variety of value-added solutions and services, including specialty point-of-sale software, analytic and customer engagement, human capital management and payroll and reporting that assist our customers with driving demand and operating their businesses more efficiently.

Our value proposition is to provide distinctive high-quality, responsive and secure services to all of our customers. We distribute our Merchant Solutions services globally through multiple technology-enabled and relationship-led distribution channels and target customers in many vertical markets located throughout North America, Europe, Asia-Pacific and Latin America. The majority of our revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on the payment type or the market. We also earn software subscription and licensing fees, as well as other fees based on specific value-added services that may be unrelated to the number or value of transactions.

Distribution Channels

In the Merchant Solutions segment, we actively market and provide our payment services, enterprise software solutions and other value-added services directly to our customers through a variety of technology-enabled and relationship-led distribution channels.

Technology-Enabled. Many of our payment solutions are technology-enabled in that they incorporate or are incorporated into innovative, technology-driven solutions, including enterprise software solutions, designed to enable merchants to better manage their businesses. Our technology-enabled solutions represent a substantial component of our revenues. Our technology-enabled distribution includes integrated and vertical market software solutions and ecommerce and omnichannel solutions, each as described below.

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

•AdvancedMD. Through AdvancedMD, we provide cloud-based enterprise solutions to small-to-medium sized ambulatory care physician practices in the United States.

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

•Gaming. We offer a comprehensive suite of solutions to the gaming market in North America. These solutions include credit and debit card cash advance, cashless advance, iGaming solutions, traditional and digital check processing and other services specific to this market.

•Xenial. Through Xenial, we offer leading-edge enterprise software and hardware solutions, integrated with our payment services and other adjacent business service applications, to the restaurant and hospitality vertical markets.

Ecommerce and Omnichannel. We offer ecommerce and omnichannel solutions to our customers that seamlessly blend payment gateway services, retail payment acceptance infrastructure and payment technology service capabilities through a unified commerce platform to allow merchants to accept various payment methods through any channel across our geographical footprint. We sell ecommerce and omnichannel solutions to customers of all sizes, from small businesses accepting payments in a single country to enterprise and multinational businesses that have complex payment needs and operate retail and online businesses in multiple countries.

Relationship-Led. Through our relationship-led direct sales force worldwide, as well as bank and other referral partnerships, we offer our payments technology services, software and other value-added solutions directly to customers across numerous verticals in the markets we serve. We offer high-touch services that provide our customers with reliable and secure solutions coupled with high-quality and responsive support services. Although our primary focus is on building high-quality, direct relationships with merchants, we also provide our services to merchants through independent sales organizations ("ISOs") and financial institutions.

Credit and Debit Card Transaction Processing

Credit and debit card transaction processing includes the processing of the world's major international card brands, including American Express, Discover Card ("Discover"), JCB, Mastercard, UnionPay International and Visa, as well as certain domestic debit networks, such as Interac in Canada. Credit and debit networks establish uniform regulations that govern much of the payment card industry. During a typical payment transaction, the merchant and the card issuer do not interface directly with each other, but instead rely on payments technology companies, such as Global Payments, to facilitate transaction processing services, including authorization, electronic draft capture, file transfers to facilitate funds settlement and certain exception-based, back office support services such as chargeback resolution.

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

How A Payment Transaction Works

globalpayments
Acquirer
Authorization and Transaction Data
Authorization and Transaction Data
Card Issuer
Card Network
$98.50
Funding Instructions
$1.50
Transaction Data
$2.00
Monthly Statement
$98.50
$100.00
Bill
$100.00
Member Settlement Bank
Merchant
Goods and Services
Present Card
Card Holder

Issuer Solutions Segment

Through our Issuer Solutions segment, we provide solutions that enable financial institutions and other financial service providers to manage their card portfolios, reduce technical complexity and overhead and offer a seamless experience for cardholders on a single platform. In addition, we provide flexible commercial payments and ePayables solutions that support B2B payment processes for businesses and governments. We also offer complementary services, including account management and servicing, fraud solution services, analytics and business intelligence, cards, statements and correspondence, customer contact solutions and risk management solutions.

Issuer Solutions segment revenues are derived from long-term processing contracts with financial institutions and other financial services providers. Payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements generated and/or mailed, managed services, cards embossed and mailed, and other processing services for cardholder accounts on file. Most of these contracts have prescribed annual minimums, penalties for early termination, and service level agreements that may affect contractual fees if specific service levels are not achieved. Issuer Solutions segment revenues also include loyalty redemption services and professional services.

Business and Consumer Solutions Segment

Our Business and Consumer Solutions segment provides general purpose reloadable ("GPR") prepaid debit and payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses in the United States and parts of Europe through our Netspend® and other brands. Through our Business and Consumer Solutions segment, we provide customers with access to depository accounts insured by the Federal Deposit Insurance Corporation ("FDIC") with a menu of features specifically tailored to their needs. The Business and Consumer Solutions segment has an extensive distribution and reload network comprised of financial service centers and other retail locations throughout the United States, and is a program manager for FDIC-insured depository institutions that provide the services that the Business and Consumer Solutions segment develops, promotes and distributes. Business and Consumer Solutions currently has active agreements with four card issuing banks. Additionally, our Business and Consumer Solutions segment provides B2B payment services and software-as-a-service (“SaaS”) offerings that automate key procurement processes, including invoice capture, coding and approval, and enable virtual cards and integrated payments options across a variety of key vertical markets.

The Business and Consumer Solutions segment markets its services through multiple distribution channels, including alternative financial service providers, traditional retailers, direct-to-consumer and online marketing programs and contractual relationships with corporate employers. Business and Consumer Solutions segment revenues principally consist of fees collected from cardholders and fees generated by cardholder activity in connection with the programs that we manage. Customers are typically charged a fee for each purchase transaction made using their cards, unless the customer is on a monthly or annual service plan, in which case the customer is instead charged a monthly or annual subscription fee, as applicable. Customers are also charged a monthly maintenance fee after a specified period of inactivity. We also charge fees associated with additional services offered in connection with programs we manage, including the use of overdraft features, a variety of bill payment options, card replacement, foreign exchange and card-to-card transfers of funds initiated through our call centers. Revenues are recognized net of fees charged by the payment networks for services they provide in processing transactions routed through them. We have recently commenced a strategic evaluation of the consumer portion of this segment with the intent to focus on our growing B2B portfolio.

Competition

Our Merchant Solutions segment competes with financial institutions, merchant acquirers and other financial technology companies who provide businesses with merchant acquiring services and related services. As of December 31, 2021, we believe that we were one of the largest merchant acquirers in the small and medium-sized business segment (merchants who have less than $5 million in annual bankcard sales volume) in the United States. In the United States, we compete primarily with Fiserv, Inc. (and its alliances) ("Fiserv"), Fidelity National Information Services, Inc. ("FIS"), Chase Paymentech Solutions, LLC, Elavon, Inc., a subsidiary of U.S. Bancorp, Wells Fargo Bank, N.A and Block Inc. (formerly known as Square, Inc.). While these are our primary competitors, our vertically focused business in the United States competes with other organizations. Advances in technology are also enabling new entrants, some of which depart from traditional payment models.

Internationally, financial institutions remain the primary providers of payment technology services to merchants, although the outsourcing of these services to third-party service providers is becoming more prevalent. In addition to financial institutions, competitors in Europe include Ayden N.V. and FIS. We expect competition to continue to increase as new companies enter our markets and existing competitors expand or consolidate their product lines and services.

Our Issuer Solutions segment encounters competition from other third-party payment card processors, the card brands, core banking platform providers, independent software vendors and various other firms that provide products and services to payment card issuers in the markets we serve. The United States market for third-party issuer processing is primarily serviced by three vendors, including TSYS. As of December 31, 2021, we believe that we were the largest third-party processor for credit card issuers in North America and one of the largest in Europe based on net revenue from solutions provided to credit card issuers.

Our Business and Consumer Solutions segment primarily competes with other demand deposit account and prepaid debit account program managers to provide financial service solutions to the underbanked and other consumers and businesses. Our primary competitors in this space include Green Dot Corporation, InComm, Fiserv and Chime. As of

December 31, 2021, we believe that we were one of the two largest prepaid program managers in the United States based on gross dollar volume (total spending on the accounts we manage) processed.

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

Intellectual Property

Our intellectual property is an important part of our strategy to be a leading provider of payment technology and software solutions. We use a combination of internal policies, intellectual property laws and contractual provisions to protect our proprietary technologies and brands. In addition, to protect our various brands, we seek and maintain registration of U.S. and international patents, trademarks, service marks and domain names that align with our brand strategy. We also enforce our trademarks against potential sources of misunderstanding that could harm our brand and ability to compete. In addition to using our intellectual property in our own operations, we grant licenses to certain of our customers to use our intellectual property.

Human Capital Management

Team Member Population

We currently do business in over 170 countries around the world, with team members living and working in 32 of them. As of December 31, 2021, our approximately 25,000 team member workforce represented approximately 80 nationalities and 18 natively spoken languages, with approximately 64% residing in the Americas, 16% residing in Europe and 20% residing in Asia Pacific. Many of our team members are highly skilled in technical areas specific to payment technology and software solutions.

Talent Management and Retention

We place an emphasis on attracting and retaining premier and diverse team members. To that end, we have implemented programs and initiatives focused on enriching new hire experiences, developing team members through extensive training and professional development opportunities, including mentorship programs, promoting team members’ wellness and safety, particularly during challenging times such as the COVID-19 pandemic, providing flexible work arrangements and offering comprehensive and competitive benefits packages, including paid parental leave, team member assistance and savings and retirement programs. Further, we honor and recognize the efforts of all of our team members and celebrate our team members through a combination of programs, including team appreciation activities to celebrate all team members and annual awards programs to honor top performers and notable contributors. We also regularly survey our team members to help us understand their perspectives related to workplace culture, engagement, well-being and to inform our diversity and inclusion strategies and initiatives. The results from these surveys are leveraged to further develop our talent management initiatives.

Well-being and Safety

The success of our business is connected to the well-being of our team members. Accordingly, we are committed to the health, safety and wellness of our team members worldwide, and we provide team members with various health and wellness programs and benefits.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our team members as well as the communities in which we operate. This included enabling the vast majority of our worldwide team members to seamlessly shift to remote work. Over the past several years, we have made significant investments in modernizing our operating environments and technologies that support day-to-day execution. The largely cloud-based systems and collaboration tools we use globally facilitated this smooth transition of operations to business continuity mode. For those team members who continued to work in our offices, and as team members have returned in certain regions in accordance with local guidelines and mandates, we have implemented health and safety protocols to help keep our team members safe, such as:

•Increasing cleaning protocols across all our locations;

•Initiating regular communication regarding effects of the COVID-19 pandemic on our operations, including health and safety protocols and procedures;

•Expanding resources and benefits available to team members, including hosting team member vaccination clinics, free at-home COVID-19 testing and expanded mental health and well-being initiatives;

•Adjusting attendance policies to encourage those who are sick to stay home; and

•Implementing protocols to address actual and suspected COVID-19 cases and potential exposure.

Growth and Development

Our strategy to develop and retain the best talent includes an emphasis on team member development and training. We provide a variety of training and development opportunities to team members globally, including our online training platform that contains a vast array of tools and application resources for all team members to build learning experiences and skills. In order to help our team members strengthen the skills and behaviors needed for career advancement, our new performance management program enables team members to drive their development with a focus on growth, performance, and well-being through regular meetings with their leader.

Inclusion and Diversity

Our inclusion and diversity program focuses on workforce (our team members), workplace (culture, tools and programs) and community. We believe that our business is strengthened by a diverse workforce that reflects the communities in which we operate. We believe all of our team members should be treated with respect and equality, regardless of gender, ethnicity, sexual orientation, gender identity, religious beliefs, or other characteristics; to further this goal, we formally launched an inclusion and diversity initiative in 2018. In 2020, we undertook a series of initiatives to further enhance our existing diversity and inclusion programs. We have also broadened our focus on inclusion and diversity by including social and racial equity in our conversations and equipping and empowering our Employee Resource Group ("ERG") leaders with the right tools and training to lead their networks. Through this plan, our aspirational goals are to:

•Improve diversity at all levels across the company, including increasing the representation of women and minorities in leadership positions;

•Increase team member engagement and awareness through education and participation in diversity and inclusion programs, such as our Conversations of Understanding series we have launched to discuss racial inequality in our communities, and the Inclusion and Diversity Advisory Counsel, consisting of team members worldwide who provide insight and input on the progress of our inclusion and diversity initiatives; and

•Enhance the strategy and initiatives for our ERGs to expand their reach and effectiveness in educating and supporting our team members.

Environmental, Social and Governance ("ESG")

As part of our annual ESG reporting, we provide additional information about our approach to ESG matters in our Global Responsibility Report (which is not incorporated herein), available in the investor relations section of our website at www.globalpaymentsinc.com.

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

Banking Laws and Regulations

Because we provide digital payment processing services to banks and other financial institutions, we are subject to examination by the Federal Financial Institutions Examination Council (the "FFIEC"), an interagency body comprised primarily of federal banking regulators, and also subject to examination by the various state financial regulatory agencies that supervise and regulate the financial institutions for which we provide digital payment processing and other payment related services. The FFIEC examines large data processors in order to identify and mitigate risks associated with systemically significant service providers, including specifically the risks they may pose to the banking industry.

Privacy, Information Security and Other Business Practices Regulation

Aspects of our business are subject, directly or indirectly, to privacy and data protection regulations in the United States, the United Kingdom, the European Union and elsewhere. In most of the countries in which we operate, these laws impose requirements on the manner in which personal information can be collected, processed, stored and shared. They also impose requirements, which vary materially by jurisdiction, in the event of a personal data breach.

Compliance with the data protection regulations could potentially require substantive technology infrastructure and process changes across many of the Company’s businesses. Noncompliance with the General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act, or similar laws and regulations could lead to substantial regulatory fines and penalties, or damages from private causes of action.

We also face security and operational risks relating to third parties upon whom we rely to facilitate or enable our business activities or upon whom our customers rely. Such third parties include vendors and other partners.

New regulations (including new state laws in the United States or a possible federal privacy law) and new interpretations of existing regulations like the GDPR could create new privacy rights for individuals and new obligations for companies handling personal information. Such additional laws and regulations could limit our ability to use and share personal or other data, increase costs related to compliance, or adversely affect our ability to move data across borders. The effect of the regulations could harm our business and financial condition.

The U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), together with the HIPAA Privacy Rule, governs the use and disclosure of protected health information in healthcare treatment, payment and operations by covered entities. In addition, multiple states, Congress and regulators outside the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. See "Item 1A - Risk Factors" for additional discussion of the potential risks associated with future changes in laws or regulations.

Anti-Money Laundering, Anti-Bribery and Sanctions Regulations

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

We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar laws outside of the U.S. such as the U.K. Bribery Act, that prohibit the making or offering of improper payments to foreign government officials and political figures. The FCPA has a broad reach and requires maintenance of appropriate records and adequate internal controls to prevent and detect possible FCPA violations.

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

ESG and Sustainability

Certain governments around the world are adopting laws and regulations pertaining to ESG performance, transparency and reporting. Regulations may include mandated corporate reporting on ESG overall or in individual areas such as mandated reporting on climate-related financial disclosures.

Other

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

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). You may read and print materials that we have filed with the SEC from its website at www.sec.gov. In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to them can be viewed and printed, free of charge, from the investor relations section of our website at www.globalpaymentsinc.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Certain materials relating to our corporate governance, including our codes of ethics applicable to our directors, senior financial officers and other employees, and our Global Responsibility Report (which is not incorporated herein) are also available in the investor relations section of our website. Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing us using the address on the cover of this Annual Report on Form 10-K. You may also telephone our investor relations office directly at (770) 829-8478. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the following risks and other information contained in this Annual Report on Form 10-K and other SEC filings before you decide whether to buy our common stock. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations. If any of the events contemplated by the following discussion of risks should occur, our business, financial condition, results of operations and cash flows could suffer significantly. As a result, the market price of our common stock could decline and you may lose all or part of your investment in our common stock.

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

We are a regular target of malicious third-party attempts to identify and exploit system vulnerabilities, and/or penetrate or bypass our security measures, in order to gain unauthorized access to our networks and systems or those of our associated third parties. Such access could lead to the compromise of sensitive, business, personal or confidential information. As a result, we follow a defense-in-depth model for cybersecurity, meaning we proactively seek to employ multiple methods at different layers to defend our systems against intrusion and attack and to protect the data we collect. However, we cannot be certain that these measures will be successful or will be sufficient to counter all current and emerging technology threats.

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

Any type of security breach, attack or misuse of data described above or otherwise, whether experienced by us or an associated third party, could harm our reputation and deter existing and prospective customers from using our services or from making digital payments generally, increase our operating expenses in order to contain and remediate the incident, expose us to unanticipated or uninsured liability, disrupt our operations (including potential service interruptions), distract our management, increase our risk of litigation or regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws or by the card networks, and adversely affect our continued card network registration or membership and financial institution sponsorship. Our removal from networks' lists of Payment Card Industry Data Security Standard compliant service providers could mean that existing customers, sales partners or other third parties may cease using or referring our services. Also, prospective merchant customers, financial institutions, sales partners or other third parties may choose to terminate negotiations with us, or delay or choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks.

We may experience software defects, undetected errors, and development delays, which could damage customer relations, decrease our potential profitability and expose us to liability.

Our services are based on software and computing systems that often encounter development delays, and the underlying software may contain undetected errors, viruses or defects. Defects in our software services and errors or delays in our processing of digital transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation and exposure to liability claims. In addition, we rely on technologies and software supplied by third parties that may also contain undetected errors, viruses or defects that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our systems or our third-party providers' systems may fail, which could interrupt our service, cause us to lose business, increase our costs and expose us to liability.

We depend on the efficient and uninterrupted operation of our computer systems, software, data centers and telecommunications networks, as well as the systems and services of third parties. A system outage or data loss could have a material adverse effect on our business, financial condition, results of operations and cash flows. Not only could we suffer damage to our reputation in the event of a system outage or data loss, but we may also be liable to third parties. Many of our contractual agreements with financial institutions and certain other customers require the payment of penalties if we do not meet certain operating standards. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire, climate-related events, including extreme weather events, natural disasters, pandemics, power loss, telecommunications failure, terrorist acts, war, unauthorized entry, human error, and computer viruses or other defects. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures, or other difficulties (including those related to system relocation) could result in loss of revenues, loss of customers, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, fines and other sanctions imposed by card networks, and/or diversion of technical and other resources. There is also a risk that third-party suppliers of hardware and infrastructure required to support our employee productivity or our vendors could be affected by supply chain disruptions, such as manufacturing and shipping delays. An extended supply chain disruption could also affect the delivery of our services.

The payments technology industry is highly competitive and highly innovative, and some of our competitors have greater financial and operational resources than we do, which may give them an advantage with respect to the pricing of services offered to customers and the ability to develop new and disruptive technologies.

We operate in the payments technology industry, which is highly competitive and highly innovative. In this industry, our primary competitors include other independent payment processors, credit card processing firms, third-party card processing software institutions, as well as financial institutions, ISOs, prepaid programs managers and, potentially, card networks. Some of our current and potential competitors may be larger than we are and have greater financial and operational resources or brand recognition than we have. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a direct member for participation in the card networks, as we do in certain jurisdictions, and may be able to settle transactions more quickly for merchants than we can. These financial institutions may also provide payment processing services to merchants at a loss in order to generate banking fees from the merchants. It is also possible that larger financial institutions, including some who are customers of ours, could decide to perform in-house some or all of the services that we currently provide or could provide. These attributes may provide them with a competitive advantage in the market.

Furthermore, we are facing increasing competition from nontraditional competitors, including new entrant technology companies, who offer certain innovations in payment methods. Some of these competitors utilize proprietary software and service solutions. Some of these nontraditional competitors have significant financial resources and robust networks and are highly regarded by consumers. In addition, some nontraditional competitors, such as private companies or startup companies, may be less risk averse than we are and, therefore, may be able to respond more quickly to market demands. These competitors may compete in ways that minimize or remove the role of traditional card networks, acquirers, issuers and processors in the digital payments process. If these nontraditional competitors gain a greater share of total digital payments transactions, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, the market for prepaid cards, demand deposit accounts and alternative financial services is similarly highly competitive, and competition is increasing as more companies endeavor to address the needs of underbanked consumers. We anticipate increased competition from alternative financial services providers who are often well positioned to service the underbanked and who may wish to develop their own prepaid card or demand deposit account programs. We also face strong price competition. To stay competitive, we may have to increase the incentives that we offer to our distributors and reduce the prices of our services, which could adversely affect our financial position, operating results and cash flows.

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

In addition, certain of the services we deliver to the payments technology market are designed to process very complex transactions and deliver reports and other information on those transactions, all at very high volumes and processing speeds. Any failure to deliver an effective and secure product or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. As a result of these factors, our development efforts could result in higher costs that could reduce our earnings in addition to a loss of revenues and earnings if promised new services are not delivered timely to our customers or do not perform as anticipated.

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

We experience attrition in merchant credit and debit card processing volume resulting from several factors, including business closures, transfers of merchant accounts to our competitors, unsuccessful contract renewal negotiations and account closures that we initiate for various reasons, such as heightened credit risks or contract breaches by merchants. Our referral partners are a significant source of new business. If a referral partner or an ISO switches to another transaction processor, terminates our services, internalizes payment processing functions that we perform, merges with or is acquired by one of our competitors, or shuts down or becomes insolvent, we may no longer receive new merchant referrals from such referral partner, and we risk losing existing merchants that were originally enrolled by the referral partner or ISO. We cannot predict the level of attrition in the future and it could increase. Higher than expected attrition could negatively affect our results, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

There may be a decline in the use of cards and other digital payments as a payment mechanism for consumers or other adverse developments with respect to the card industry in general.

While the COVID-19 pandemic has accelerated the digitization in payments, if consumers do not continue to use credit, debit or GPR prepaid debit cards or other digital payment methods of the type we process as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, checks, credit cards and debit or GPR prepaid debit cards, which is adverse to us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Consumer credit risk may make it more difficult or expensive for consumers to gain access to credit facilities such as credit cards. Regulatory changes may result in financial institutions seeking to charge their customers additional fees for use of credit or debit cards. Such fees may result in decreased use of credit or debit cards by cardholders. In each case, our business, financial condition, results of operations and cash flows may be adversely affected.

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

If we do not renew or renegotiate our agreements on favorable terms with our customers within the Issuer Solutions segment, our business will suffer. The timing of the conversions or deconversions of card portfolios may also affect our revenues and expenses.

A significant amount of our Issuer Solutions segment revenues is derived from long-term contracts with large financial institutions and other financial service providers. The financial position of these customers and their willingness to pay for our services are affected by general market positions, competitive pressures and operating margins within their industries. When our long-term contracts near expiration, the renewal or renegotiation of the contract presents our customers with the opportunity to consider other providers, transition all or a portion of the services we provide in-house or seek lower rates for our services. Additionally, as we modernize the technology platform we use to deliver services, some Issuer Solutions customers may not be agreeable to our modernization effort, and may choose to end their contracts prematurely, or not renew their contracts, as a result. The loss of our contracts with existing customers or renegotiation of contracts at reduced rates or reduced service levels could have a material adverse effect on our financial position, results of operations and cash flows.

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

We have potential liability for fraudulent digital payment transactions or credits initiated by merchants or others, and our prepaid card programs expose us to threats involving the misuse of cards, collusion, fraud and identity theft. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. Failure to effectively manage risk and prevent fraud could increase our chargeback losses or cause us to incur other liabilities. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could have a material adverse effect on our financial condition, results of operations and cash flows.

Additionally, the COVID-19 pandemic, as well as macroeconomic conditions such as rising inflation and increased costs for labor and supplies, has negatively affected or may continue to affect the financial viability and operations of certain merchants. These consolidated financial statements reflect management’s estimates and assumptions related to allowances for transaction and credit losses utilizing the most currently available information. The future magnitude, duration and effects of the COVID-19 pandemic are difficult to predict at this time, and the ultimate effect could result in additional charges related to the recoverability of assets. Actual losses could differ materially from those estimates.

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

The acquisition, integration, and conversion of businesses and the formation or operation of alliances or joint ventures and other partnering arrangements involve a number of risks. Core risks are in the area of valuation (negotiating a fair price for the business based on sometimes limited diligence) and integration and conversion (managing the complex process of integrating the acquired company's people, services, information security and technology and other assets to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions and alliances often involve additional or increased risks, including, for example: managing geographically separated organizations, systems, and facilities; integrating personnel with diverse business backgrounds and organizational cultures; complying with foreign regulatory requirements; fluctuations in currency exchange rates; enforcement of intellectual property rights in some foreign countries; difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of those new markets; and general economic and political conditions.

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

As a payments technology company, our business is affected by laws and complex regulations and examinations that affect us and our industry in the countries in which we operate. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations or guidelines may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines, or may cause customers or potential customers to be reluctant to do business with us, any of which could have an adverse effect on our financial condition.

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

Because we directly or indirectly offer or provide financial services or products to consumers, we are subject to prohibitions against unfair, deceptive, or abusive acts or practices under the Dodd-Frank Act. More generally, all persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers, are subject to Section 5 of the Federal Trade Commission ("FTC") Act prohibiting unfair or deceptive acts or practices ("UDAP"). We also have businesses that are subject to credit reporting and debt collection laws and regulations in the U.S. Various federal and state regulatory enforcement agencies, including the FTC, the CFPB and the states’ attorneys general, have the authority to take action against nonbanks that engage in UDAP or violate other laws, rules or regulations and, to the extent we are in violation of these laws, rules or regulations or processing payments for a merchant that may be in violation of these laws, rules or regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities.

Certain of our subsidiaries are subject to, among others, privacy, anti-money laundering and debt collection regulations. In addition, we and our sponsor financial institutions are subject to the laws and regulations enforced by OFAC, which prohibit

U.S. persons from engaging in transactions with certain prohibited persons or entities. Similar requirements apply in other countries.

We are also subject to examination by the FFIEC as a result of our provision of data processing services to financial institutions. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data privacy practices or operations model, which could result in potential liability for fines, damages or a need to incur substantial costs to modify our operations. Compliance with these laws and regulations can be costly and time consuming, adding a layer of complexity to business practices and innovation. As with other regulatory schemes, our failure to comply could result in public or private enforcement action and accompanying litigation costs, losses, fines and penalties, which could adversely affect our business, financial condition, results of operations and cash flows.

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

Changes to legal rules and regulations, or interpretation or enforcement thereof, even if not directed at us, may require significant efforts to change our systems and services and may require changes to how we price our services to customers, adversely affecting our business. Even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation. If varying or conflicting regulations come into existence across the jurisdictions in which we operate, we may have difficulty aligning our operations to comply with all applicable laws.

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

A portion of our indebtedness bears interest at a variable rate, and we may incur additional variable-rate indebtedness in the future. Increases in interest rates will reduce our operating cash flows and could hinder our ability to fund our operations, capital expenditures, acquisitions, share repurchases or dividends.

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

We currently maintain investment credit ratings with nationally recognized statistical rating organizations. Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively affect our access to the debt capital markets and increase the costs we incur to borrow funds. If ratings for our debt fall below investment grade, our access to the capital markets could become restricted and our relationships with certain customers of our Issuer Solutions segment could also be affected. Future tightening in the credit markets and a reduced level of liquidity in many financial markets due to turmoil in the financial and banking industries could affect our access to the debt capital markets or the price we pay to issue debt. Additionally, our credit facilities include an increase in interest rates if the ratings for our debt are downgraded.

The transition away from the London Interbank Offered Rate ("LIBOR") benchmark interest rate and the adoption of alternative benchmark reference rates could adversely affect our business, financial condition, results of operations and cash flows.

A portion of our indebtedness bears interest at a variable rate based on LIBOR. Furthermore, we have entered into hedging instruments to manage our exposure to fluctuations in the LIBOR benchmark interest rate. Effective January 1, 2022, the publication of LIBOR on a representative basis ceased for the one-week and two-month USD LIBOR settings and all sterling, yen, euros, and swiss franc LIBOR settings. All other remaining USD LIBOR settings will cease July 1, 2023.

As described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the accompanying consolidated financial statements, to facilitate an orderly transition from LIBOR to alternative benchmark rates, the Company established an initiative led by internal subject matter experts to assess and mitigate risks associated with the discontinuance of LIBOR. In connection with the sunset of certain LIBOR reference rates occurring at the end of 2021, we amended the Unsecured Revolving Credit Agreement in December 2021 to replace LIBOR as administered by the ICE Benchmark Administration with the Sterling Overnight Index Average Reference Rate and the Euro Interbank Offered Rate for

any extension of credit denominated in sterling or euros, respectively. We continue to monitor developments related to the upcoming transition from USD LIBOR to an alternative benchmark reference rate after June 30, 2023. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to USD LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. At this time, the effects of the phase out of USD LIBOR and the adoption of alternative benchmark rates have not been fully determined. A failure to properly transition away from USD LIBOR could adversely affect the Company’s borrowing costs or expose the Company to various financial, operational and regulatory risks, which could affect the Company’s results of operations and cash flows.

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

As a result of our acquisitions, a significant portion of our total assets are intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 80% of our total assets as of December 31, 2021. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets, including goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would negatively affect our earnings. An impairment of a portion of our goodwill or other intangible assets could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to, or we may decide not to, pay dividends or repurchase shares at a level anticipated by our shareholders, which could reduce shareholder returns.

The extent to which we pay dividends on our common stock and repurchase our common stock in the future is at the discretion of our board of directors and will depend on, among other factors, our results of operations, financial condition, capital requirements and such other factors as our board of directors deems relevant. No assurance can be given that we will be able to or will choose to continue to pay any dividends or repurchase any shares in the foreseeable future.

Risks related to the COVID-19 pandemic

Our business has been and will likely continue to be negatively affected by the COVID-19 pandemic.

The COVID-19 pandemic continues to adversely affect global commercial activity and has contributed to significant volatility in the financial markets. Since early 2020, our financial results were affected by decreased spending and transaction volumes, due to closures of or slowdowns of certain of our customer businesses throughout North America, Europe and Asia Pacific. While we have seen and continue to see signs of economic recovery, which has positively affected our financial results in 2021 compared to the prior year, the rate of recovery on a global basis has been and may continue to be affected by additional developments related to COVID-19.

We have experienced and may continue to experience adverse effects due to a number of operational factors, including but not limited to:

•Third-party disruptions due to COVID-19, including potential outages and service effects at network providers, call centers and other suppliers due to restrictions or closures imposed in relation to the pandemic;

•Increased cyber and payment fraud risk related to COVID-19, as malicious third parties attempt to profit from the disruption, given increased online banking, e-commerce, remote work and other online activity;

•Challenges to the availability and reliability of our solutions and services due to changes to operations, including the possibility of one or more clusters of COVID-19 cases occurring at our facilities, affecting key employees or a significant portion of our workforce or third parties on which we depend, or global supply chain disruptions;

•Increased operational, business continuity and cybersecurity risk resulting from a number of our employees working remotely as a result of the pandemic; and

•Workforce effects, such as difficulty recruiting, retaining, training, motivating and developing employees due to evolving health and safety requirements and protocols, changing worker expectations and talent marketplace variability regarding flexible work models.

Although the immediate effects of the COVID-19 pandemic have been assessed, the long-term effects of the COVID-19 pandemic on our business, results of operations, financial condition, cash flows and stock price will depend on future developments, which are highly uncertain and are difficult to predict at this time. Such developments include, but are not limited to, the ultimate severity, scope and duration of the pandemic and the preventative measures implemented to help limit the spread of the illness, vaccine administration rates and efficacy, resurgence of COVID-19 cases and emergence of new more contagious or vaccine-resistant virus variants that may cause people to self-quarantine or governments to shut down nonessential businesses again and how soon and to what extent normal economic conditions, operations and demand for our services can resume. The continued COVID-19 pandemic has caused an economic slowdown in the U.S. and other markets in which we operate. It may also continue to affect financial markets and corporate credit markets which could adversely affect our access to financing or the terms of any such financing. Moreover, the global macroeconomic effects of the pandemic may persist for an indefinite period, even after the pandemic has subsided.

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

The global payments technology industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, spending, and discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions in the markets in which we operate, supply chain disruptions, inflationary pressure or interest rate fluctuations may adversely affect our financial performance by reducing the number or average purchase amount of transactions made using digital payments. A reduction in the amount of consumer spending could result in a decrease in our revenues and profits. If our merchants make fewer sales to consumers using digital payments or consumers using digital payments spend less per transaction, we will have fewer transactions to process or lower transaction amounts, each of which would contribute to lower revenues. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. Any of these developments could have a material adverse effect on our financial position and results of operations.

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

Credit losses arise from the fact that, in most markets, we collect our fees from our merchants on the first day after the monthly billing period. This results in the build-up of a substantial receivable from our customers. If a merchant were to go out of business during the billing period, we may be unable to collect such fees, which could negatively affect our business, financial condition, results of operations and cash flows.

In addition, our business, growth, financial condition or results of operations could be materially adversely affected by instability or changes in a country’s or region’s economic conditions; inflation; changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise; increased difficulty of conducting business in a country or region due to actual or potential political or military conflict; or action by the United States or foreign governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities. A possible slowdown in global trade caused by increasing tariffs or other restrictions could decrease consumer or corporate confidence and reduce consumer, government and corporate spending in countries inside or outside the United States, which could adversely affect our operations. Climate-related events, including extreme weather events and natural disasters and their effect on critical infrastructure in the U.S. or internationally, could have similar adverse effects on our operations, customers or third-party suppliers.

Furthermore, shareholders, customers and other stakeholders have begun to consider how corporations are addressing ESG issues. Government regulators, investors, customers and the general public are increasingly focused on ESG practices and disclosures, and views about ESG are diverse and rapidly changing. These shifts in investing priorities may result in adverse effects on the trading price of the Company's common stock if investors determine that the Company has not made sufficient progress on ESG matters. We could also face potential negative ESG-related publicity in traditional media or social media if shareholders or other stakeholders determine that we have not adequately considered or addressed ESG matters. We have been the recipient of proposals from shareholders to promote their governance positions. Such proposals may not be in the long-term interests of the Company or our stockholders and may divert management’s attention away from operational matters or create the impression that our practices are inadequate. Shareholders are increasingly submitting proposals related to a variety of ESG issues to public companies, and we may receive other such proposals in the future.

The U.K.'s withdrawal from the European Union could have an adverse effect on our business and financial results.

In January 2020, the U.K. formally withdrew from the EU in an action commonly known as Brexit. It remains possible that the level of economic activity in this region will be adversely affected by Brexit and that there will be increased regulatory and legal complexities, including those relating to tax, trade, data transfers, security and employees. Such changes could be costly and potentially disruptive to our operations and business relationships in these markets. Economic uncertainty related to Brexit, including volatility in global stock markets and currency exchange rates, could adversely affect our business. While we have not experienced significant adverse effects on our U.K. business and its financial condition, results of operations and cash flows to date, no assurance can be given regarding the potential future effects of Brexit, and our U.K. business and our financial conditions, results of operations and cash flows may be adversely affected.

General Risk Factors

If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

All of our businesses function at the intersection of rapidly changing technological, social, economic and regulatory developments that requires a wide ranging set of expertise and intellectual capital. To successfully compete and grow, we must recruit, develop and retain personnel who can provide the needed expertise across the entire spectrum of intellectual capital needs. In addition, we must develop our personnel to fulfill succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is extremely competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. We cannot be assured that key personnel, including executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows. Failure to retain, develop or attract key personnel, to meet our goals related to fostering an inclusive and diverse culture, including increasing the proportion of our workforce in the U.S. that is composed of women and minorities, or to design and successfully implement flexible work models that meet the expectations of employees and prospective employees, could disrupt our operations and adversely affect our business and future success.

The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial position, results of operations and cash flows.

We are from time-to-time involved in various litigation matters and governmental or regulatory investigations or similar matters arising out of our current or future business. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Litigation could be costly, time-consuming and divert attention of management from daily operational needs. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed our insurance coverage, such judgments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol "GPN." As of February 15, 2022, there were 12,906 shareholders of record.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report.

Stock Performance Graph

The following graph compares our cumulative shareholder returns with the Standard & Poor's Information Technology Index and the Standard & Poor's 500 Index for the years ended December 31, 2021, 2020, 2019, 2018, and 2017. The line graph assumes the investment of $100 in our common stock, the Standard & Poor's ("S&P") 500 Index and the Standard & Poor's Information Technology Index on December 31, 2016 and assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Global Payments Inc., the S&P 500 Index
and the S&P Information Technology Index

*$100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	Global Payments	S&P 500 Index	S&P Information Technology Index

December 31, 2016	$100.00	$100.00	$100.00
December 31, 2017	144.49	121.83	138.83
December 31, 2018	148.70	116.49	138.43
December 31, 2019	263.58	153.17	208.05
December 31, 2020	312.42	181.35	299.37
December 31, 2021	197.10	233.41	402.73

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2021.

Issuer Purchases of Equity Securities

Information about the shares of our common stock that we repurchased during the quarter ended December 31, 2021 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

				(in millions)

October 1-31, 2021	1,685	$158.63	—	$—
November 1-30, 2021	3,602,123	129.20	—	—
December 1-31, 2021	1,918,435	125.13	—	—
Total	5,522,243	$127.80	—	$1,540.0

(1)Our board of directors authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended December 31, 2021, pursuant to our employee incentive plans, we withheld 42,416 shares at an average price per share of $135.17 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of December 31, 2021, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $1,540.0 million. On January 27, 2022, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $2.0 billion. The authorizations by our board of directors do not expire, but could be revoked at any time. In addition, we are not required by any of our board's authorizations or otherwise to complete any repurchases by any specific time or at all.

ITEM 6 - [RESERVED]

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Item 8 - Financial Statements and Supplementary Data." This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to, those discussed in "Item 1A - Risk Factors." See "Cautionary Notice Regarding Forward-Looking Statements" located above in "Item 1 - Business."

Discussions of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 that have been omitted under this item can be found in "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2020, which was filed with the United States Securities and Exchange Commission on February 19, 2021. On September 18, 2019, we consummated our merger with Total System Services, Inc. ("TSYS") (the "Merger") for total purchase consideration of $24.5 billion, primarily funded with shares of our common stock. Consolidated operating results for the years ended December 31, 2020 and 2021 each reflect a full year of the acquired operations of TSYS, while consolidated operating results for the year ended December 31, 2019 include the acquired operations of TSYS only from the acquisition date through December 31, 2019. See "Note 2—Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of the Merger.

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

We have grown organically as well as through acquisitions. We also continue to invest in new technology solutions, infrastructure to support our growing business and the continued consolidation and enhancement of our operating platforms. These investments include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers, along with migration of certain underlying technology platforms to cloud environments to enhance performance and drive cost efficiencies. We also continue to execute on merger and integration activities, primarily related to the Merger, such as combining business operations, streamlining technology infrastructure, eliminating duplicative corporate and operational support structures and realizing scale efficiencies.

Highlights related to our financial condition at December 31, 2021 and results of operations for the year then ended include the following:

•Consolidated revenues for the year ended December 31, 2021 increased to $8,523.8 million, compared to $7,423.6 million for the prior year. The increase in consolidated revenues is primarily due to an increase in transaction volumes from continued economic recovery as COVID-19 restrictions eased and acceleration in the use of digital payment solutions.

•Consolidated operating income for the year ended December 31, 2021 increased to $1,358.9 million, compared to $894.0 million for the prior year. Operating margin for the year ended December 31, 2021 increased to 15.9% compared to 12.0% for the prior year. The increase in consolidated operating income and operating margin for the year ended December 31, 2021 is primarily due to the increase in revenues and favorable effects of Merger-related cost synergies.

•We expanded our business through the execution of several strategic acquisitions.

◦On June 10, 2021, we acquired Zego, a real estate technology company that provides a comprehensive resident experience management software and digital commerce solutions to property managers, primarily in the United States, for cash consideration of approximately $933 million. This acquisition aligns with our technology-enabled, software driven strategy and expands our business into a new vertical market.

◦During the year ended December 31, 2021, we completed other strategic business acquisitions for an aggregate purchase price of approximately $963 million. Our acquisition of MineralTree, a leading provider of accounts payable automation and B2B payments solutions, expands our target addressable market and provides incremental avenues for growth in one of the most attractive technology markets. Our acquisitions of the Bankia merchant services business and Worldline's PayOne Austrian acquiring business deepen our presence in Europe and expand the scale of our distribution and technologies.

•Our capital allocation priorities were supported by the successful issuance of new senior unsecured notes.

◦On November 22, 2021, we issued $2.0 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 1.500% senior notes due November 2024; (ii) $750.0 million aggregate principal amount of 2.150% senior notes due January 2027; and (iii) $750.0 million aggregate principal amount of 2.900% senior notes due November 2031. We used the net proceeds from the offering to repay the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

◦On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due March 2026. We used the net proceeds from the offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

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

The industry continues to grow as a result of wider merchant acceptance and increased use of credit and debit cards, advances in payment processing technology and migration to ecommerce, omnichannel and contactless payment solutions. The proliferation of credit and debit cards, as well as other digital payment solutions, has made the acceptance of digital payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. Further, the expanding digitization of the economy and availability and access to financial services increases the demand for cards and digital payment solutions, which in turn drives growth in acceptance and transaction volumes.

The use of digital payment solutions, the need for development of technologies and digital-based solutions and expansion of ecommerce, omnichannel and contactless payment solutions has accelerated, in part as a result of the COVID-19 pandemic. We believe that the number of digital payment transactions will continue to grow and that an increasing percentage of these will be facilitated through emerging technologies. As a result, we expect an increasing portion of our future capital investment will be allocated to support the development of new and emerging technologies, including technology modernization, innovation and integration through strategic partnerships.

We also believe new markets will continue to develop and expand in areas that have been previously dominated by paper-based transactions. We expect industries such as education, government and healthcare, as well as recurring payments and B2B payments, to continue to see transactions migrate to digital-based solutions. We anticipate that the continued development of new services and technologies, the emergence of new vertical markets and continued expansion of technology-enabled ecommerce and omnichannel solutions, including expanded scale and market reach through new innovative cloud-based capabilities and strategic partnerships, will be a factor in the growth of our business and our revenue in the future.

For a further discussion of trends, uncertainties and other factors that could affect our continuing operating results, see the section entitled "Risk Factors" in Item 1A in this Annual Report on Form 10-K.

COVID-19 Update

Since early 2020, the global economy has been affected by the COVID-19 pandemic. The pandemic has caused and may continue to cause significant disruptions to businesses and markets worldwide through the continued spread of the virus, including through a resurgence of COVID-19 cases or emergence of new more contagious or vaccine-resistant virus variants in certain jurisdictions. Beginning in mid-March 2020, our financial results were affected by decreased spending and transaction volumes, as governments implemented measures in an effort to contain the virus, including lockdowns, physical distancing, travel restrictions, limitations on public gatherings, work from home and restrictions on nonessential businesses. We saw improvement in our financial results during the latter half of 2020 and in 2021, driven by an increase in spending and transaction volumes as a result of an ease in restrictions and distribution of economic stimulus provided by certain governments and continued vaccine distribution. While we continue to see signs of economic recovery, which has positively affected our financial results in 2021 compared to the prior year, the rate of recovery on a global basis has been and may continue to be affected by additional developments related to COVID-19.

At the onset of the pandemic, we took early actions to preserve our available capital and provide financial flexibility in response to the effects of COVID-19 on our business, including the temporary reduction of certain operating expenses, employee compensation costs, other discretionary spending and planned capital expenditures, adding to the strength of our financial profile. Certain operating expenses, capital expenditures and other investments in the business have recently returned to more normalized levels. We expect to continue to make significant capital investments in the business while also continuing to manage other discretionary spending. We continue to closely monitor the COVID-19 pandemic; however, the implications on future global economic conditions and related effects on our business and financial condition are difficult to predict due to continuing uncertainties around the ultimate severity, scope and duration of the pandemic, vaccine administration rates and efficacy, resurgence of COVID-19 cases and emergence of new more contagious or vaccine-resistant virus variants and the direction or extent of current or future restrictive actions that may be imposed by governments or public health authorities.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results related to the effects of the COVID-19 pandemic, see “Item 1A – Risk Factors.”

Results of Operations

Revenues

Merchant Solutions. The majority of our Merchant Solutions segment revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on card type or industry vertical. We also earn software subscription and licensing fees, as well as other fees based on specific value-added services that may be unrelated to the number or value of transactions. These revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

We provide payment technology and software solutions to customers and fund settlement either directly, in markets where we have direct membership with the payment networks, or through our relationship with a member financial institution in markets where we are sponsored. Revenues are generally recognized in the amount of customer billing, net of interchange fees and payment network fees. We market our services through a variety of relationship-led and technology-enabled distribution channels, including a direct sales force, trade associations, agent and enterprise software providers and referral arrangements with value-added resellers ("VARs"). We also sell services to ISOs and financial institutions. In certain of these arrangements, the ISO receives a share of the customer profitability in the form of a monthly residual payment, which is reflected as a component of selling, general and administrative expenses in the consolidated statements of income.

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

Business and Consumer Solutions. Business and Consumer Solutions segment revenues principally consist of fees collected from cardholders and fees generated by cardholder activity in connection with the programs that we manage. Customers are typically charged a fee for each purchase transaction made using their cards, unless the customer is on a monthly or annual service plan, in which case the customer is instead charged a monthly or annual subscription fee, as applicable. Customers are also charged a monthly maintenance fee after a specified period of inactivity. We also charge fees associated with additional services offered in connection with certain cards, including the use of overdraft features, a variety of bill payment options, card replacement, foreign exchange and card-to-card transfers of funds initiated through our call centers. Revenues are recognized net of fees charged by the payment networks for services they provide in processing transactions routed through them. Additionally, revenues include fees from B2B payment services and software-as-a-service (“SaaS”) offerings that automate key procurement processes and enable virtual cards and integrated payments options. We have recently commenced a strategic evaluation of the consumer portion of this segment with the intent to focus on our growing B2B portfolio.

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

Equity in Income of Equity Method Investments

We have equity method investments, including a 45% interest in China UnionPay Data Co., Ltd., which we account for using the equity method of accounting. Equity in income of equity method investments reflects our proportional share of earnings from these investments.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table sets forth key selected financial data for the years ended December 31, 2021 and 2020, this data as a percentage of total revenues, and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the years ended December 31, 2021 and 2020 are derived from the accompanying consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

	Year Ended December 31,		Year Ended December 31,
(dollar amounts in thousands)	2021	% of Revenue(1)	2020	% of Revenue(1)	Change	% Change
Revenues(2):
Merchant Solutions	$5,665,557	66.5%	$4,688,335	63.2%	$977,222	20.8%
Issuer Solutions	2,065,971	24.2%	1,981,435	26.7%	84,536	4.3%
Business and Consumer Solutions	886,443	10.4%	829,505	11.2%	56,938	6.9%
Intersegment eliminations	(94,209)	(1.1)%	(75,717)	(1.0)%	(18,492)	24.4%
Consolidated revenues	$8,523,762	100.0%	$7,423,558	100.0%	$1,100,204	14.8%

Consolidated operating expenses(2):
Cost of service	$3,773,725	44.3%	$3,650,727	49.2%	$122,998	3.4%
Selling, general and administrative	3,391,161	39.8%	2,878,878	38.8%	512,283	17.8%
Operating expenses	$7,164,886	84.1%	$6,529,605	88.0%	$635,281	9.7%

Operating income (loss)(2)(3):
Merchant Solutions	$1,725,990	20.2%	$1,162,741	15.7%	$563,249	48.4%
Issuer Solutions	301,119	3.5%	277,651	3.7%	23,468	8.5%
Business and Consumer Solutions	167,777	2.0%	138,630	1.9%	29,147	21.0%
Corporate	(836,010)	(9.8)%	(685,069)	(9.2)%	(150,941)	22.0%
Operating income	$1,358,876	15.9%	$893,953	12.0%	$464,923	52.0%

Operating margin(2):
Merchant Solutions	30.5%		24.8%		5.7%
Issuer Solutions	14.6%		14.0%		0.6%
Business and Consumer Solutions	18.9%		16.7%		2.2%

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, consolidated operating expenses, operating income (loss) and operating margin reflect the effects of acquired businesses from the respective acquisition dates.

(3) Operating loss for Corporate included acquisition and integration expenses of $335.5 million and $313.0 million during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, operating loss for Corporate also included $56.8 million of other charges related to facilities exit activities in response to the transition to remote and flexible work arrangements.

Revenues

Consolidated revenues for the year ended December 31, 2021 increased by 14.8% to $8,523.8 million, compared to $7,423.6 million for the prior year. Starting in mid-March 2020, COVID-19 began to have an unfavorable effect on transaction volumes and on our revenues. We saw improvements during the latter half of 2020 and in 2021, and revenues for the year ended December 31, 2021 increased compared to the prior year primarily due to an increase in transaction volumes from continued economic recovery as COVID-19 restrictions eased and acceleration in the use of digital payment solutions. While we continue to see signs of economic recovery, which has positively affected our financial results in 2021 compared to the prior year, the rate of recovery on a global basis has been and may continue to be affected by additional developments related to COVID-19.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the year ended December 31, 2021 increased by 20.8% to $5,665.6 million, compared to $4,688.3 million for the prior year. Starting in mid-March 2020, COVID-19 began to have an unfavorable effect on our revenues as a result of a reduction in transaction volumes and restrictions on certain of our customer businesses throughout North America, Europe and Asia Pacific. We saw improvement in our financial results during the latter half of 2020 and in 2021 as certain governments eased pandemic-related restrictions and consumer and business spending increased. Revenues for the year ended December 31, 2021 increased compared to the prior year due to an increase in transaction volumes from continued economic recovery as COVID-19 restrictions eased and acceleration in the use of digital payment solutions. While we continue to see signs of economic recovery, which has positively affected our financial results in 2021 compared to the prior year, additional developments related to COVID-19 slowed the rate of recovery during the fourth quarter of 2021.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the year ended December 31, 2021 increased by 4.3% to $2,066.0 million, compared to $1,981.4 million for the prior year. Starting in mid-March 2020, COVID-19 began to have an unfavorable effect on our revenues as a result of lower transaction volumes, particularly related to the processing of commercial cards. We saw improvement in our financial results during the latter half of 2020 and in 2021 as certain governments began to gradually ease pandemic-related restrictions. The increase in revenues for the year ended December 31, 2021 was primarily due to an increase in transaction volumes from continued economic recovery as COVID-19 restrictions eased and growth in our output services of card and statement production.

Business and Consumer Solutions Segment. Revenues from our Business and Consumer Solutions segment for the year ended December 31, 2021 increased by 6.9% to $886.4 million, compared to $829.5 million for the prior year. Our Business and Consumer Solutions segment experienced an unfavorable effect on revenues starting in mid-March 2020 due to reduced consumer spending as a result of COVID-19. We saw improvement in our financial results throughout the latter half of 2020 and in 2021 from increases in consumer spending driven by government stimulus programs and the easing of COVID-19 related restrictions. Increases in consumer spending and additional spending volumes driven by further individual stimulus payments distributed to our customers by the United States government had a favorable effect on revenues for the year ended December 31, 2021. Our revenues for the year ended December 31, 2020 also included the favorable effect of revenues from individual stimulus payments and supplementary unemployment insurance distributions to our customers resulting from the Coronavirus Aid, Relief and Economic Security Act. To a lesser extent, revenues from recently acquired businesses contributed to the increase in revenues for the year ended December 31, 2021. We do not expect any recurring effect on our revenues in 2022 related to government stimulus payment distributions.

Operating Expenses

Cost of Service. Cost of service for the year ended December 31, 2021 increased by 3.4% to $3,773.7 million, compared to $3,650.7 million for the prior year. Cost of service as a percentage of revenues decreased to 44.3% for the year ended December 31, 2021, compared to 49.2% for the prior year. The increase in cost of service is primarily due to higher variable costs associated with the increase in revenues. The increase in costs of service also reflects an increase in amortization of acquired intangibles, which were $1,295.0 million and $1,256.9 million for the years ended December 31, 2021 and 2020, respectively. The decrease in cost of service as a percentage of revenues is primarily due to the favorable effects of the increases in revenues, since certain fixed costs do not vary with revenues, and Merger-related cost synergies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2021 increased by 17.8% to $3,391.2 million, compared to $2,878.9 million for the prior year. Selling, general and administrative expenses as a percentage of revenues was 39.8% for the year ended December 31, 2021, compared to 38.8% for the prior year. The increase in selling, general and administrative expenses is primarily due to an increase in variable selling and other costs related to the increase in revenues. The increase in selling, general and administrative expenses as a percentage of revenues is primarily due to higher employee compensation expense, including an increase in share-based compensation expense of $32.0 million, and higher acquisition and integration expenses, which were $340.2 million for the year ended December 31, 2021, compared to $319.5 million for the prior year. Employee compensation costs were lower in the prior year as a result of certain temporary cost-saving actions taken to help mitigate the financial effects of the COVID-19 pandemic. Additionally, share-based compensation expense was higher in the current year primarily driven by the vesting of certain performance-based restricted stock units upon achievement of performance measures during the period. In addition, opportunities were identified during the fourth quarter of 2021 to reduce our facility footprint in certain markets around the world given the success of remote work and flexible arrangements implemented during the COVID-19 pandemic. Actions taken to exit certain leased facilities resulted in charges of $56.8 million during the year ended December 31, 2021, primarily to reduce the carrying amount of the affected asset groups to estimated fair value. We continue to evaluate our physical footprint and additional charges may be incurred as these facilities exit activities continue in 2022.

Corporate. Corporate expenses for the year ended December 31, 2021 increased by $150.9 million to $836.0 million, compared to $685.1 million for the prior year. The increase for the year ended December 31, 2021 is primarily due to higher employee compensation expense, including an increase in share-based compensation expense of $32.0 million as described above, higher acquisition and integration expenses, which were $335.5 million for the year ended December 31, 2021 compared to $313.0 million for the prior year, and other charges related to facilities exit activities in the fourth quarter of 2021 as described above. Certain of the Merger-related integration activities resulted in the recognition of employee termination benefits. During the years ended December 31, 2021 and 2020, Corporate expenses included charges for employee termination benefits of $43.4 million and $83.3 million, respectively, which included $1.2 million and $6.7 million, respectively, of share-based compensation expense. As of December 31, 2021, the cumulative amount of recognized charges for employee termination benefits resulting from Merger-related integration activities was $183.8 million, which included $25.2 million of share-based compensation expense. Employee termination benefits from Merger-related integration activities are substantially complete as of December 31, 2021.

Operating Income and Operating Margin

Consolidated operating income for the year ended December 31, 2021 increased to $1,358.9 million, compared to $894.0 million for the prior year. Operating margin for the year ended December 31, 2021 increased to 15.9%, compared to 12.0% for the prior year. The increase in consolidated operating income and operating margin for the year ended December 31, 2021 was primarily due to the increases in revenues, the operating margin effect in part being driven by the fact that certain fixed costs do not vary with revenues. The unfavorable effects of COVID-19 on our revenues and incremental expenses directly related to COVID-19 contributed to the lower consolidated operating income and operating margin in the prior year. We saw improvement in our financial results and positive trends during the latter half of 2020 and in 2021 as a result of the recovery seen across our markets as COVID-19 restrictions eased. Further, Merger-related cost synergies and lower credit loss expense had a favorable effect on operating income and operating margin for the year ended December 31, 2021. The increase in consolidated operating income and operating margin for the year ended December 31, 2021 was partially offset by an increase in acquisition and integration expenses of $20.3 million compared to the prior year, charges related to facilities exit activities in the fourth quarter of 2021 as described above and an increase in amortization of acquired intangibles of $38.1 million compared to the prior year. Operating income and operating margin for the year ended December 31, 2021 also reflects an increase in employee compensation expense compared to the prior year as a result of certain temporary cost-saving actions taken in the prior year to help mitigate the financial effects of the COVID-19 pandemic and higher share-based compensation expense in the current year associated with performance-based awards.

Segment Operating Income and Operating Margin. Operating income and operating margin in each of our Merchant Solutions, Issuer Solutions and Business and Consumer Solutions segments for the year ended December 31, 2021 increased compared to the prior year due to the increase in revenues. We saw improvement in our financial results and positive trends during the latter half of 2020 and in 2021 as a result of the recovery seen across our geographic markets as COVID-19 restrictions eased and consumer and business spending increased, in part as a result of government stimulus payments. Further, across all of our segments, Merger-related cost synergies had a favorable effect on segment operating income and operating margin for the year ended December 31, 2021. In our Business and Consumer Solutions segment, operating income and operating margin for the year ended December 31, 2021 were favorably affected by spending volumes driven by additional stimulus payments distributed by the United States government in early 2021, and operating income and operating margin for the year ended December 31, 2020 included the favorable effect from our customers loading individual stimulus payments and supplementary unemployment insurance distributions during the second quarter of 2020.

Other Income/Expense, Net

Interest and other income for the year ended December 31, 2021 decreased by $24.2 million to $19.3 million, compared to $43.6 million for the prior year. Interest and other income for the year ended December 31, 2020 included a gain of $27.7 million in connection with the release and conversion of a portion of our Visa convertible preferred shares. See "Note 7—Other Assets" in the notes to the accompanying consolidated financial statements for further discussion of this transaction.

Interest and other expense for the year ended December 31, 2021 decreased by $9.9 million to $333.7 million, compared to $343.5 million for the prior year, as a result of lower average interest rates on outstanding borrowings in 2021 as we replaced higher interest rate senior notes with lower interest rates senior notes and the average LIBOR rate year over year was lower.

Income Tax Expense

Our effective income tax rates for the years ended December 31, 2021 and 2020 were 16.2% and 13.0%, respectively. The increase in our effective tax rate for the year ended December 31, 2021 from the prior year was primarily due to the geographical mix of earnings compared to the prior year and a change in the U.K. statutory income tax rate that was enacted during the year ended December 31, 2021, which required a remeasurement of deferred tax balances to increase the effective tax rate. The effective tax rate for the year ended December 31, 2020 also included the effect of a change in the U.K. statutory income tax rate that took effect during the year, which required a remeasurement of deferred tax balances to increase the effective tax rate; however, the 2021 U.K. tax rate change had a more significant effect on our effective tax rate than the 2020 U.K. tax rate change. These effects were partially offset by a change in the assessment of the need for a valuation allowance related to foreign net operating losses and foreign tax credit carryforwards during the year ended December 31, 2021. In addition, the lower effective tax rate in 2020 reflects the effect of permanent differences on lower income before income taxes, since the amounts of certain of our permanent differences do not vary with income before income taxes.

Equity in Income of Equity Method Investments

Equity in income of equity method investments increased to $112.4 million compared to $88.3 million for the prior year, primarily due to increases in transaction volumes and appreciation in fair value of investments held at certain investees.

Net Income Attributable to Global Payments

Net income attributable to Global Payments increased to $965.5 million compared to $584.5 million for the prior year, reflecting the increase in operating income and equity in income of equity method investments.

Diluted Earnings per Share

Diluted earnings per share was $3.29 compared to $1.95 for the prior year. Diluted earnings per share for the year ended December 31, 2021 reflects the increase in net income and a decrease in the weighted-average number of shares outstanding.

Liquidity and Capital Resources

We have numerous sources of capital, including cash on hand and cash flows generated from operations as well as various sources of financing. In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows and borrowings, including the capacity under our credit facilities.

Our capital allocation priorities are to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, to pay principal and interest on our outstanding debt and to repurchase shares of our common stock. Our significant contractual cash requirements also include ongoing payments for lease liabilities and contractual obligations related to service arrangements with suppliers for fixed or minimum amounts, which primarily relate to software, technology infrastructure and related services. For additional information regarding our cash commitments and contractual obligations, see "Note 6—Leases," "Note 8—Long-Term Debt and Lines of Credit" and “Note 17—Commitments and Contingencies” in the notes to the accompanying consolidated financial statements.

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while maintaining a low cost of capital. To supplement cash from operating activities, we use a combination of bank financing, such as borrowings under our credit facilities and senior note issuances, for general corporate purposes and to fund acquisitions. In addition, specialized lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card networks.

We believe that our current level of cash and borrowing capacity under our senior unsecured revolving credit facility, together with expected future cash flows from operations, will be sufficient to meet both the near-term and long-term needs of our existing operations and planned requirements. Early actions taken to preserve our available capital and provide financial flexibility in response to the effects of COVID-19 on our business, including the temporary reduction of certain operating expenses, employee compensation costs, other discretionary spending and planned capital expenditures, added to the strength of our financial profile. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, through the issuance of debt or equity or by other means.

At December 31, 2021, we had cash and cash equivalents totaling $1,979.3 million. Of this amount, we considered $894.6 million to be available for general purposes, of which $32.7 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $894.6 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers. Accumulated cash balances are invested in high-quality, marketable short-term instruments.

We also had restricted cash of $143.7 million as of December 31, 2021, representing amounts deposited by customers for prepaid card transactions. These balances are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $2,780.8 million and $2,314.2 million for the years ended December 31, 2021 and 2020, respectively, which reflect net income adjusted for noncash items, including depreciation and amortization, facility exit charges and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations and accounts payable and other liabilities balances, and by the effects of businesses we acquire that have different working capital requirements. The increase in cash flows from operating activities from the prior year was primarily due to an increase in earnings, an increase in accounts payable and other liabilities balances due to timing of month-end and transaction volume, partially offset by an increase in accounts receivable as a result of higher revenues in the current year.

We used net cash in investing activities of $2,293.8 million and $438.3 million during the years ended December 31, 2021 and 2020, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions, net of cash and restricted cash acquired, and capital expenditures. During the year ended December 31, 2021, we used cash of $1,904.7 million for acquisitions. During the year ended December 31, 2020, we used cash of $167.9 million for acquisitions and recorded a cash inflow of $119.4 million from restricted cash balances acquired during the year. Cash from investing activities for the year ended December 31, 2020 also reflects cash received from the sale of Visa common shares of $27.7 million.

We made capital expenditures of $493.2 million and $436.2 million during the years ended December 31, 2021 and 2020, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the continued consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers, along with the migration of certain underlying technology platforms to cloud environments to enhance performance and drive cost efficiencies. Capital expenditures and other investments in the business have recently returned to more normalized levels, and we expect to continue to make significant capital investments in the business. We anticipate capital expenditures to grow at a similar rate as our revenue growth for the year ending December 31, 2022.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 8—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders, and cash contributions from and distributions to noncontrolling interests. We used net cash in financing activities of $405.4 million and $1,546.1 million during the years ended December 31, 2021 and 2020, respectively.

Proceeds from long-term debt were $7,057.7 million and $2,401.1 million for the years ended December 31, 2021 and 2020, respectively. Repayments of long-term debt were $4,826.8 million and $2,342.1 million for the years ended December 31, 2021 and 2020, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our revolving credit facility, as well as scheduled principal repayments we make on our term loans. On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due March 2026. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes. On November 22, 2021, we issued $2.0 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 1.5% senior notes due November 2024; (ii) $750.0 million aggregate principal amount of 2.150% senior notes due January 2027; and (iii) $750.0 million aggregate principal amount of 2.900% senior notes due November 2031. We used the net proceeds from the offering to repay the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the year ended December 31, 2021, we had net borrowings from settlement lines of credit of $149.5 million. During the year ended December 31, 2020, we had net repayments of settlement lines of credit of $133.3 million.

We repurchase our common stock, mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the years ended December 31, 2021 and 2020, we used cash of $2,533.6 million and $631.1 million, respectively, to repurchase shares of our common stock. The share repurchase activity for the year ended December 31, 2021, included the repurchase of 2,491,161 shares at an average price of $200.71 per share under an ASR agreement we entered into on February 10, 2021 with a financial institution to repurchase an aggregate of $500.0 million of our common stock during the ASR program purchase period, which ended on March 31, 2021. We temporarily suspended repurchases of our common stock during the second and third quarters of 2020, and reactivated our repurchase program in the fourth quarter of 2020. As of December 31, 2021, we had $1,540.0 million of share repurchase authority remaining under a share repurchase program authorized by our board of directors. On January 27, 2022, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $2.0 billion.

We paid dividends to our common shareholders in the amounts of $259.7 million and $233.2 million during the years ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, Global Payments and noncontrolling shareholders made contributions of $209.6 million and $70.0 million, respectively, to certain of our majority-owned subsidiaries based on each shareholder's proportionate ownership, primarily to fund acquisitions that closed in the fourth quarter of 2021. During the year ended December 31, 2020, we paid $578.2 million to noncontrolling interest holders to increase our controlling financial interest in Comercia Global Payments Entidad de Pago, S.L. (“Comercia”) from 51% to 80%, which was funded through a combination of available cash resources and borrowings on our unsecured revolving credit facility. Additionally, during the year ended December 31, 2020, we made distributions to noncontrolling interests in the amount of $26.2 million.

Long-Term Debt and Lines of Credit

Senior Unsecured Notes

We have $9.4 billion in aggregate principal amount of senior unsecured notes, which mature at various dates ranging from June 2023 to August 2049. Interest on the senior notes is payable semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture.

On November 22, 2021, we issued $2.0 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 1.500% senior notes due November 2024; (ii) $750.0 million aggregate principal amount of 2.150% senior notes due January 2027; and (iii) $750.0 million aggregate principal amount of 2.900% senior notes due November 2031. We incurred debt issuance costs of approximately $14.4 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at December 31, 2021. Interest on the senior unsecured notes is payable semi-annually in arrears on May 15 and November 15 for the 2024 and 2031 notes and January 15 and July 15 on the 2027 note, commencing May 15, 2022 for the 2024 note and the 2031 note and July 15, 2022 for the 2027 note. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due March 2026. We incurred debt issuance costs of approximately $8.6 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at December 31, 2021. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2021. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

On May 15, 2020, we issued $1.0 billion aggregate principal amount of 2.900% senior unsecured notes due May 2030 and received proceeds of $996.7 million. We incurred debt issuance costs of approximately $8.4 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at December 31, 2021. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2020. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay a portion of the outstanding indebtedness on our revolving credit facility and for general corporate purposes.

On August 14, 2019, we issued $3.0 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $1.0 billion aggregate principal amount of 2.650% senior notes due 2025; (ii) $1.25 billion aggregate principal amount of 3.200% senior notes due 2029; and (iii) $750.0 million aggregate principal amount of 4.150% senior notes due 2049. Interest on the senior notes is payable semi-annually in arrears on each February 15 and August 15, beginning on February 15, 2020. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture. We issued the senior notes at a total discount of $6.1 million and capitalized related debt issuance costs of $29.6 million.

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

In addition, in connection with the Merger, we assumed $3.0 billion aggregate principal amount of senior unsecured notes of TSYS, consisting of the following: (i) $750.0 million aggregate principal amount of 3.800% senior notes due 2021, which were redeemed in February 2021; (ii) $550.0 million aggregate principal amount of 3.750% senior notes due 2023; (iii) $550.0 million aggregate principal amount of 4.000% senior notes due 2023; (iv) $750 million aggregate principal amount of 4.800% senior notes due 2026; and (v) $450 million aggregate principal amount of 4.450% senior notes due 2028. For the 3.800% senior notes due 2021 and the 4.800% senior notes due 2026, interest is payable semi-annually each April 1 and October 1. For the 3.750% senior notes due 2023, the 4.000% senior notes due 2023 and the 4.450% senior notes due 2028, interest is payable semi-annually each June 1 and December 1. The difference between the acquisition-date fair value and face value of senior notes assumed in the Merger is recognized over the terms of the respective notes as a reduction of interest expense. The amortization of this fair value adjustment was $29.6 million and $36.2 million for the years ended December 31, 2021 and 2020, respectively.

Senior Unsecured Credit Facilities

We have a term loan credit agreement ("Term Loan Credit Agreement") and a revolving credit agreement ("Unsecured Revolving Credit Agreement") in each case with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The Term Loan Credit Agreement provides for a senior unsecured $2.0 billion term loan facility, and the Unsecured Revolving Credit Agreement provides for a senior unsecured $3.0 billion revolving credit facility. Borrowings under the term loan facility were made in U.S. dollars and borrowings under the revolving credit facility are available to be made in U.S. dollars, euros, sterling, Canadian dollars and, subject to certain conditions, certain other currencies at our option. Borrowings in U.S. dollars and certain other London Interbank Offered Rate ("LIBOR")-quoted currencies will bear interest, at our option, at a rate equal to either (1) the rate (adjusted for any statutory reserve requirements for eurocurrency liabilities) for eurodollar deposits in the London interbank market, (2) a floating rate of interest set forth on the applicable LIBOR screen page designated by Bank of America or (3) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America as its "prime rate" or (c) LIBOR plus 1.0%, in each case, plus an applicable margin. In connection with the sunset of certain LIBOR reference rates occurring at the end of 2021, we amended the Unsecured Revolving Credit Agreement in December 2021 to replace the London Interbank Offered Rate as administered by the ICE Benchmark Administration with the Sterling Overnight Index Average Reference Rate and the Euro Interbank Offered Rate for any extension of credit denominated in sterling or euros, respectively. As of December 31, 2021, borrowings outstanding under the term loan facility were $2.0 billion and there were no outstanding borrowings under the revolving credit facility.

As described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the accompanying consolidated financial statements, we continue to monitor developments related to the upcoming transition from USD LIBOR to an alternative benchmark reference rate after June 30, 2023. Additionally, we maintain contact with our lenders and other stakeholders to evaluate the potential effects of these changes on any future financing activities.

As of December 31, 2021, the interest rate on the term loan facility was 1.48%. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the revolving credit facility at an applicable rate per annum ranging from 0.125% to 0.300% depending on our credit rating. Beginning on December 31, 2022, and at the end of each quarter thereafter, the term loan facility must be repaid in quarterly installments in the amount of 2.50% of original principal through the maturity date with the remaining principal balance due upon maturity in September 2024. The revolving credit facility also matures in September 2024.

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of December 31, 2021, the total available commitments under the revolving credit facility were $1.9 billion.

Compliance with Covenants

The term loan facility and the revolving credit facility contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of December 31, 2021, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of December 31, 2021.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of December 31, 2021 and 2020, a total of $76.3 million and $64.5 million, respectively, of cash on deposit was used to determine the available credit.

As of December 31, 2021, we had $484.2 million outstanding under these lines of credit with additional capacity to fund settlement of $1,693.2 million. During the year ended December 31, 2021, the maximum and average outstanding balances under these lines of credit were $1,267.4 million and $487.7 million, respectively. The weighted-average interest rate on these borrowings was 2.22% at December 31, 2021.

See "Note 8—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements for further information about our borrowing agreements.

BIN/ICA Agreements

We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for Mastercard transactions, to clear credit card transactions through Visa and Mastercard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2021.

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

The quantitative assessment compares the estimated fair value of the reporting unit to its carrying amount, and recognizes an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. When applying the quantitative assessment, we determine the fair value of our reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions.

Our reporting units consist of the following: North America Payment Solutions, Integrated Solutions, Vertical Market Software Solutions, Europe Merchant Solutions, Spain Merchant Solutions, Asia-Pacific Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. As of October 1, 2021, we performed a quantitative assessment of impairment for our Vertical Market Software Solutions, Issuer Solutions and Business and Consumer Solutions reporting units and a qualitative assessment for all other reporting units. We determined on the basis of the quantitative assessment of our Vertical Market Software Solutions, Issuer Solutions and Business and Consumer Solutions reporting units that the fair value of each reporting unit is greater than its respective carrying amount. Additionally, we determined on the basis of the qualitative factors that the fair value of other reporting units was not more likely than not less than the respective carrying amounts. We believe that the fair value of each of our reporting units is substantially in excess of its carrying amount, except for Issuer Solutions and Business and Consumer Solutions, which have smaller excess compared to the other reporting units since they were recently acquired in the Merger.

Our current year assessments, performed as of October 1, 2021, included consideration of the expected effects of the COVID-19 pandemic on revenues and our cost mitigation efforts, as well as longer term performance expectations. We continue to closely monitor developments related to COVID-19. The future magnitude, duration and effects of the pandemic are difficult to predict at this time, and it is reasonably possible that future developments could have a negative effect on the estimates and assumptions utilized in our goodwill impairment assessments and could result in material impairment charges in future periods.

There were no changes in reporting units or significant changes in the methodology used to assess goodwill impairment during the year ended December 31, 2021. We regularly monitor any changes in the business and evaluate whether such changes affect the determination of our reporting units.

Intangible and Long-lived Assets— Intangible assets are amortized over their estimated useful lives. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of acquired technologies are based on an estimate of the period over which we expect to receive economic benefit. The useful lives of amortizable trademarks and trade names are based on an estimate of the period over which we will earn revenues for the related brands, including contemplation of any future plans to phase out the trademarks and trade names in the applicable markets.

We use the straight-line method of amortization for our amortizable acquired technologies, trademarks and trade names and certain contract-based intangibles. Amortization for most of our customer-related intangible assets and certain contract-based intangibles is determined using an accelerated method. Under this accelerated method, the first step in determining the amortization expense for any period is that we divide the expected cash flows for that period that were used in determining the acquisition-date fair value of the asset divided by the expected total cash flows over the estimated life of the asset. We then multiply that ratio by the initial carrying amount of the asset to arrive at the amortization expense for that period. If the cash flow patterns that we experience differ significantly from our initial estimates, we adjust the amortization schedule prospectively. We believe that our accelerated method reflects the expected pattern of the benefit to be derived. We did not make any significant adjustments to the amortization schedules of our intangible assets during the year ended December 31, 2021.

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment, lease right-of-use assets and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. The evaluation is performed at the asset group level, which is the lowest level of identifiable cash flows. If the carrying amount of the asset group is determined not to be recoverable and exceeds its fair value, an impairment loss is recorded, measured as the difference between the fair value and the carrying amount. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision.

As a result of actions taken in the fourth quarter of 2021 to reduce our facilities footprint in certain markets around the world given the success of remote work and flexible arrangements implemented during the COVID-19 pandemic, we recognized charges of $51.3 million, primarily related to certain lease right-of-use assets, leasehold improvements, furniture and fixtures and equipment to reduce the carrying amount of each asset group to estimated fair value. We continue to evaluate our physical footprint and additional charges may be incurred as these facilities exit activities continue in 2022.

Capitalization of Internal-Use Software

We develop software that is used in providing services to customers. Capitalization of internal-use software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred during the preliminary project stage are recognized as expense as incurred. Currently unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to merchant attrition, could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs. The carrying amount of internal-use software, including work-in-progress, at December 31, 2021 was $742.0 million. Costs capitalized during the year ended December 31, 2021 totaled $255.9 million. Internal-use software is amortized over its estimated useful life, which is typically 5 to 10 years, in a manner that best reflects the pattern of economic use of the assets. There were no significant changes in the accounting methodology used for capitalization of internal-use software during the year ended December 31, 2021.

During the year ended December 31, 2019, we preliminarily determined our target technology architecture for the combined company. As a result, we wrote-off capitalized software assets of $31.1 million related to legacy Global Payments technology that will no longer be utilized.

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

We believe our tax return positions are fully supportable; however, we recognize the benefit for tax positions only when it is more likely than not that the position will be sustained based on its technical merits. Issues raised by a tax authority may be resolved at an amount different than the related benefit recognized. When facts and circumstances change (including an effective settlement of an issue or statute of limitations expiration), the effect is recognized in the period of change. The unrecognized tax benefits that exist at December 31, 2021 would affect our provision for income taxes in the future, if recognized.

Judgment is required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, then these deferred tax assets are adjusted through our provision for income taxes in the period in which this determination is made.

See "Note 10—Income Tax" in the notes to the accompanying consolidated financial statements for further information regarding the changes in the amount of unrecognized tax benefits and deferred tax valuation allowances during the year ended December 31, 2021.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We have not historically hedged our translation risk on foreign currency exposure, but we may do so in the future. For the year ended December 31, 2021, currency exchange rate fluctuations increased our consolidated revenues by approximately $90.7 million and increased our operating income by approximately $38.5 million compared to the prior year, calculated by converting revenues and operating income, respectively, for the current year, excluding revenues and operating income from current year acquisitions, in local currencies using exchange rates for the prior year.

Generally, the functional currency of our various subsidiaries is their local currency. We are exposed to currency fluctuations on transactions that are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the year ended December 31, 2021, our transaction gains and losses were insignificant.

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

We have a senior unsecured $2.0 billion term loan facility and a senior unsecured $3.0 billion revolving credit facility, as well as various lines of credit that we use to fund settlement in certain of our markets, each of which bears interest at rates that are based on market rates and fluctuate accordingly. As of December 31, 2021, the amount outstanding under these variable-rate debt arrangements and settlement lines of credit was $2.5 billion.

The interest earned on our invested cash and the interest paid on a portion of our debt are based on variable interest rates; therefore, the exposure of our net income to a change in interest rates is partially mitigated as an increase in rates would increase both interest income and interest expense, and a reduction in rates would decrease both interest income and interest expense. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have entered into interest rate swaps that reduce a portion of our exposure to market interest rate risk on certain of our variable-rate debt as discussed in "Note 8—Long-Term Debt and Lines of Credit" in the notes to our accompanying consolidated financial statements.

Based on balances outstanding under variable-rate debt agreements and invested cash balances at December 31, 2021, a hypothetical increase of 50 basis points in applicable interest rates as of December 31, 2021 would increase our annual interest expense by approximately $5.6 million and increase our annual interest income by approximately $1.5 million.

A portion of our indebtedness bears interest at a variable rate based on the USD London Interbank Offered Rate ("LIBOR"). Furthermore, we have entered into hedging instruments to manage our exposure to fluctuations in the USD LIBOR benchmark interest rate. To facilitate an orderly transition from USD LIBOR to alternative benchmark rates, the Company established an initiative led by internal subject matter experts to assess and mitigate risks associated with the discontinuance of USD LIBOR. We continue to monitor developments related to the anticipated transition from USD LIBOR to an alternative benchmark reference rate and evaluate the related risks in connection with transitioning contracts to a new alternative rate, which primarily include loan interest payments and amounts received and paid on interest rate swaps. Additionally, we maintain contact with our lenders and other stakeholders to evaluate the potential effects of these changes on any future financing activities. While we currently expect certain USD LIBOR benchmark rates to be available until June 30, 2023, it is possible that USD LIBOR will become unavailable prior to that time. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Global Payments Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with the applicable accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We identified the determination of performance obligations for Issuer Solutions revenue contracts as a critical audit matter, given the judgment required to determine whether any unusual and/or complex terms within the contract are identified and evaluated appropriately. A high degree of auditor judgment was required to evaluate the Company's identification of the performance obligations in the contract.

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
February 18, 2022

We have served as the Company's auditors since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Global Payments Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2021, of the Company and our report dated February 18, 2022, expressed an unqualified opinion on those financial statements. As described in Management's Report on Internal Control over Financial Reporting, the Company completed the acquisition of Zego on June 10, 2021, and management excluded from its assessment of internal control over financial reporting the acquired operations of Zego, which constituted approximately 1% of consolidated assets, excluding goodwill, less than 1% of consolidated revenues, and less than 1% of consolidated operating income, as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting of the acquired operations of Zego that is excluded from management’s assessment.

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

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 18, 2022

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019

Revenues	$8,523,762	$7,423,558	$4,911,892
Operating expenses:
Cost of service	3,773,725	3,650,727	2,073,803
Selling, general and administrative	3,391,161	2,878,878	2,046,672
	7,164,886	6,529,605	4,120,475

Operating income	1,358,876	893,953	791,417

Interest and other income	19,320	43,551	31,413
Interest and other expense	(333,651)	(343,548)	(304,905)
	(314,331)	(299,997)	(273,492)

Income before income taxes and equity in income of equity method investments	1,044,545	593,956	517,925
Income tax expense	169,034	77,153	62,190
Income before equity in income of equity method investments	875,511	516,803	455,735
Equity in income of equity method investments, net of tax	112,353	88,297	13,541
Net income	987,864	605,100	469,276
Net income attributable to noncontrolling interests	(22,404)	(20,580)	(38,663)
Net income attributable to Global Payments	$965,460	$584,520	$430,613

Earnings per share attributable to Global Payments:
Basic earnings per share	$3.30	$1.95	$2.17
Diluted earnings per share	$3.29	$1.95	$2.16
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2021	2020	2019

Net income	$987,864	$605,100	$469,276
Other comprehensive income (loss):
Foreign currency translation adjustments	(79,550)	153,210	58,369
Income tax benefit related to foreign currency translation adjustments	455	1,160	1,281
Net unrealized gains (losses) on hedging activities	3,425	(52,742)	(90,238)
Reclassification of net unrealized losses on hedging activities to interest expense	40,094	36,510	2,257
Income tax (expense) benefit related to hedging activities	(10,466)	4,008	21,036
Other, net of tax	3,760	(7,150)	4,174
Other comprehensive (loss) income	(42,282)	134,996	(3,121)
Comprehensive income	945,582	740,096	466,155
Comprehensive income attributable to noncontrolling interests	(12,123)	(35,223)	(35,938)
Comprehensive income attributable to Global Payments	$933,459	$704,873	$430,217
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$1,979,308	$1,945,868
Accounts receivable, net	946,247	794,172
Settlement processing assets	1,143,539	1,230,853
Prepaid expenses and other current assets	641,891	621,467
Total current assets	4,710,985	4,592,360
Goodwill	24,813,274	23,871,451
Other intangible assets, net	11,633,709	12,015,883
Property and equipment, net	1,687,586	1,578,532
Deferred income taxes	12,117	7,627
Other noncurrent assets	2,422,042	2,135,692
Total assets	$45,279,713	$44,201,545
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$484,202	$358,698
Current portion of long-term debt	78,505	827,357
Accounts payable and accrued liabilities	2,542,256	2,061,384
Settlement processing obligations	1,358,051	1,301,652
Total current liabilities	4,463,014	4,549,091
Long-term debt	11,414,809	8,466,407
Deferred income taxes	2,793,427	2,948,390
Other noncurrent liabilities	739,046	750,613
Total liabilities	19,410,296	16,714,501
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at December 31, 2021 and 2020; 284,750,452 shares issued and outstanding at December 31, 2021 and 298,332,459 shares issued and outstanding at December 31, 2020	—	—
Paid-in capital	22,880,261	24,963,769
Retained earnings	2,982,122	2,570,874
Accumulated other comprehensive loss	(234,182)	(202,273)
Total Global Payments shareholders’ equity	25,628,201	27,332,370
Noncontrolling interests	241,216	154,674
Total equity	25,869,417	27,487,044
Total liabilities and equity	$45,279,713	$44,201,545
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019

Cash flows from operating activities:
Net income	$987,864	$605,100	$469,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	396,342	357,529	211,200
Amortization of acquired intangibles	1,295,042	1,256,911	667,135
Amortization of capitalized contract costs	93,328	78,147	66,086
Share-based compensation expense	180,779	148,792	89,634
Provision for operating losses and bad debts	90,208	126,712	100,188
Noncash lease expense	107,775	98,592	52,612
Deferred income taxes	(189,050)	(166,224)	(108,309)
Equity in income of equity method investments, net of tax	(112,353)	(88,297)	(13,541)
Facilities exit charges	51,349	—	—
Distribution received on investments	36,914	7,738	—
Other, net	10,810	(21,403)	12,971
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(165,543)	55,986	(115,528)
Settlement processing assets and obligations, net	128,584	125,852	213,701
Prepaid expenses and other assets	(264,009)	(270,965)	(159,056)
Accounts payable and other liabilities	132,785	(320)	(95,091)
Net cash provided by operating activities	2,780,825	2,314,150	1,391,278
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash acquired	(1,811,432)	(160,801)	(644,622)
Restricted cash from business combinations	—	119,372	—
Capital expenditures	(493,216)	(436,236)	(307,868)
Other, net	10,822	39,323	35,404
Net cash used in investing activities	(2,293,826)	(438,342)	(917,086)
Cash flows from financing activities:
Net borrowings from (repayments of) settlement lines of credit	149,528	(133,282)	(236,473)
Proceeds from long-term debt	7,057,668	2,401,147	7,203,903
Repayments of long-term debt	(4,826,769)	(2,342,072)	(6,484,689)
Payments of debt issuance costs	(21,320)	(8,075)	(43,599)
Repurchases of common stock	(2,533,629)	(631,148)	(311,383)
Proceeds from stock issued under share-based compensation plans	49,545	66,142	24,514
Common stock repurchased - share-based compensation plans	(90,649)	(61,243)	(62,577)
Distributions to noncontrolling interests	—	(26,199)	(31,632)
Preacquisition dividends paid to former TSYS shareholders	—	—	(23,240)
Dividends paid	(259,726)	(233,216)	(63,498)
Purchase of subsidiary shares from noncontrolling interest	—	(578,196)	—
Contributions from noncontrolling interests	69,987	—	—
Net cash used in financing activities	(405,365)	(1,546,142)	(28,674)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(48,382)	81,832	21,877
Increase in cash, cash equivalents and restricted cash	33,252	411,498	467,395
Cash, cash equivalents and restricted cash, beginning of the period	2,089,771	1,678,273	1,210,878
Cash, cash equivalents and restricted cash, end of the period	$2,123,023	$2,089,771	$1,678,273
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2020	298,332	$24,963,769	$2,570,874	$(202,273)	$27,332,370	$154,674	$27,487,044
Net income			965,460		965,460	22,404	987,864
Other comprehensive loss				(32,001)	(32,001)	(10,281)	(42,282)
Stock issued under share-based compensation plans	2,085	49,545			49,545		49,545
Common stock repurchased - share-based compensation plans	(498)	(90,165)			(90,165)		(90,165)
Share-based compensation expense		180,779			180,779		180,779
Contributions from noncontrolling interests					—	69,987	69,987
Change in ownership attributable to a noncontrolling interest	—	(4,524)		92	(4,432)	4,432	—
Repurchases of common stock	(15,169)	(2,219,143)	(294,486)		(2,513,629)		(2,513,629)
Cash dividends declared ($0.89 per common share)			(259,726)		(259,726)		(259,726)
Balance at December 31, 2021	284,750	$22,880,261	$2,982,122	$(234,182)	$25,628,201	$241,216	$25,869,417

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	300,226	$25,833,307	$2,333,011	$(310,571)	$27,855,747	$199,242	$28,054,989
Cumulative effect of adoption of new accounting standards			(5,379)		(5,379)		(5,379)
Net income			584,520		584,520	20,580	605,100
Other comprehensive income				120,353	120,353	14,643	134,996
Stock issued under share-based compensation plans	1,726	66,142			66,142		66,142
Common stock repurchased - share-based compensation plans	(316)	(60,849)			(60,849)		(60,849)
Share-based compensation expense		148,792			148,792		148,792
Noncontrolling interest of acquired business					—	14,812	14,812
Purchase of subsidiary shares from noncontrolling interest		(497,737)		(12,055)	(509,792)	(68,404)	(578,196)
Distributions to noncontrolling interests						(26,199)	(26,199)
Repurchases of common stock	(3,304)	(525,886)	(108,062)		(633,948)		(633,948)
Cash dividends declared ($0.78 per common share)			(233,216)		(233,216)		(233,216)
Balance at December 31, 2020	298,332	$24,963,769	$2,570,874	$(202,273)	$27,332,370	$154,674	$27,487,044
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
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation— We are a leading payments technology company delivering innovative software and services to our customers globally. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world. We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions, which are described in "Note 16—Segment Information." Global Payments Inc. and its consolidated subsidiaries are referred to herein collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

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

COVID-19 Update— Since early 2020, the global economy has been affected by COVID-19. The pandemic has caused, and may continue to cause, significant disruptions to businesses and markets worldwide as the virus spreads or has a resurgence in certain jurisdictions. Measures have been implemented by governments worldwide in an effort to contain the virus, including lockdowns, physical distancing, travel restrictions, limitations on public gatherings, work from home and restrictions on nonessential businesses. Certain government actions to gradually ease restrictions, provide economic stimulus and distribute vaccines have resulted in signs of economic recovery. However, the effects of the pandemic continue, and its ultimate severity, scope and duration, and the implications on future global economic conditions, remain uncertain.

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

Recently adopted accounting pronouncements

Accounting Standards Update ("ASU") 2020-04— In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and which are retained through the end of the hedging relationship. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant Accounting Standards Codification ("ASC") Topic or Industry Subtopic that contains the guidance that otherwise would be required to be applied. The amendments in this update were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022.

A portion of our indebtedness, related to borrowings under the term loan credit agreement ("Term Loan Credit Agreement") and revolving credit agreement ("Unsecured Revolving Credit Agreement"), bears interest at a variable rate based on LIBOR. Borrowings under the Term Loan Credit Agreement were made in U.S. dollars and borrowings under the Unsecured Revolving Credit Agreement are available to be made in U.S. dollars, euros, sterling, Canadian dollars and, subject to certain conditions, certain other currencies at our option. In connection with the sunset of certain LIBOR reference rates occurring at the end of 2021, we amended the Unsecured Revolving Credit Agreement in December 2021 to replace LIBOR as administered by the ICE Benchmark Administration with the Sterling Overnight Index Average Reference Rate and the Euro Interbank Offered Rate for any extension of credit denominated in sterling or euros, respectively. We elected to apply the expedients under ASU 2020-04 to the amendment, the application of which did not result in any effect on our consolidated financial statements. Further amendments may be necessary to address the LIBOR reference rates applicable to borrowings made in U.S. dollars. Furthermore, we have entered into hedging instruments to manage our exposure to fluctuations in the USD LIBOR benchmark interest rate, which will mature as of December 31, 2022. We are still evaluating the effect of the discontinuance of LIBOR on our remaining outstanding debt and hedging instruments and the related effects of ASU 2020-04 on our consolidated financial statements.

ASU 2019-12— In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which is intended to enhance and simplify various aspects of the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in ASC Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and amends existing guidance to improve consistency in application of the accounting for franchise taxes, enacted changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. The adoption of ASU 2019-12 on January 1, 2021 did not have a material effect on our consolidated financial statements.

ASU 2018-15— In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (A Consensus of the FASB Emerging Issues Task Force)." ASU 2018-15 provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract. The new guidance amended the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs following the internal-use software capitalization criteria within ASC Subtopic 350-40.

We adopted ASU 2018-15 on January 1, 2020, applying the guidance prospectively to all implementation costs incurred on or after the date of adoption. The adoption of this standard did not have a material effect on our consolidated financial statements. We have historically capitalized implementation costs associated with cloud computing arrangements that are service contracts following the guidance in Subtopic 350-40 and continue to do so pursuant to the clarifications provided in the new guidance. We amortize capitalized implementation costs to expense on a straight-line basis over the term of the applicable hosting arrangement.
Our cloud computing arrangements involve services we use to support certain internal corporate functions as well as technology associated with revenue-generating activities. As of December 31, 2021 and 2020, capitalized implementation costs, net of accumulated amortization, were $72.4 million and $16.2 million, respectively, and are presented within other noncurrent assets in the consolidated balance sheets. Amortization expense for the years ended December 31, 2021 and 2020 was $3.0 million and $3.1 million, respectively, and is presented in the same line item in the consolidated statements of income as the expense for the associated cloud services arrangement.
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

Revenue Recognition— At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service that is distinct. In accordance with ASC Topic 606, Revenues from Contracts with Customers ("ASC 606"), we recognize revenue when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these services.

Merchant Solutions. Our customers in the Merchant Solutions segment contract with us for payment services, which we provide in exchange for consideration for completed transactions. Our payment solutions are similar around the world in that we enable our customers to accept card, check and digital-based payments. Our comprehensive offerings include, but are not limited to, authorization, settlement and funding services, customer support, chargeback resolution, payment security services, consolidated billing and reporting. In addition, we may sell or lease point-of-sale terminals or other equipment to customers.

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

Certain of our technology-enabled customer arrangements contain multiple promises, such as payment services, perpetual software licenses, software-as-a-service ("SaaS"), maintenance, installation services, training and equipment, each of which is evaluated to determine whether it represents a separate performance obligation. SaaS arrangements are generally offered on a subscription basis, providing the customers with access to the SaaS platform along with general support and maintenance services. Because these promised services within our SaaS arrangements are delivered concurrently over the contract term, we account for these promises as if they are a single performance obligation that includes a series of distinct services with the same pattern of transfer to the customer. In addition, certain implementation services are not considered distinct from the SaaS and are recognized over the expected period of benefit.

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

Business and Consumer Solutions. Business and Consumer Solutions arrangements include a stand-ready performance obligation to provide account access and facilitate purchase transactions. Revenues principally consist of fees collected from cardholders and fees generated by cardholder activity in connection with the programs that we manage. Customers are typically charged a fee for each purchase transaction made using their cards, unless the customer is on a monthly or annual service plan, in which case the customer is instead charged a monthly or annual subscription fee, as applicable. Customers are also charged a monthly maintenance fee after a specified period of inactivity. We also charge fees associated with additional services offered in connection with our accounts, including the use of overdraft features, a variety of bill payment options, card replacement, foreign exchange and card-to-card transfers of funds initiated through our call centers.

We have determined that we have a right to consideration from a customer in an amount that corresponds directly with our performance completed to date. As a result, we recognize revenue in the amount to which we have a right to invoice. Revenues are recognized net of fees charged by the payment networks for services they provide in processing transactions routed through them.

Additionally, certain of our Business and Consumer Solutions customer arrangements provide business-to-business ("B2B") payment services, consisting of a stand-ready obligation to process financial transactions for which revenue is recognized on a daily basis based on the services that are performed on that day. Other customer contracts include subscription based SaaS arrangements that automate key procurement processes and enable virtual cards and integrated payments options, for which revenue is recognized over time on a ratable basis over the contract term beginning on the date that the services are made available to the customer.

Cash, cash equivalents and restricted cash— Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We consider certain portions of our cash and cash equivalents to be unrestricted but not available for general purposes. The amount of cash that we consider to be available for general purposes, $894.6 million and $1,100.9 million as of December 31, 2021 and 2020, respectively, does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of a processing obligation the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash as Merchant Reserves strengthens our fiduciary standing with financial institutions that sponsor us. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

Restricted cash includes amounts that cannot be withdrawn or used for general operating activities under legal or regulatory restrictions. Restricted cash consists of amounts deposited by customers for prepaid card transactions that are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use. Restricted cash is included in prepaid expenses and other current assets in the consolidated balance sheet with a corresponding liability in accounts payable and accrued liabilities.

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

	December 31,
	2021	2020

	(in thousands)

Cash and cash equivalents	$1,979,308	$1,945,868
Restricted cash	143,715	143,903
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,123,023	$2,089,771

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

Allowance for credit losses— We are exposed to credit losses on accounts receivable balances. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool. A broad range of information is considered in the estimation process, including historical loss information adjusted for current conditions, the effects of COVID-19 on our customers and expectations of future trends. The estimation process also includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, industry or economic trends and relevant environmental factors. Accounts receivable is presented net of an allowance for credit losses of $17.4 million and $20.6 million as of December 31, 2021 and 2020, respectively.

The measurement of the allowance for credit losses is recognized through credit loss expense and is included as a component of selling, general and administrative expense in our consolidated statements of income. We recognized credit loss expense of $12.8 million and $23.0 million for the years ended December 31, 2021 and 2020, respectively. Write-offs are recorded in the period in which the asset is deemed to be uncollectible. Recoveries are recognized when received as a direct credit to the credit loss expense in the consolidated statements of income. Prior to the adoption of ASU 2016-13, credit losses on accounts receivable balances were recognized when an occurrence was deemed to be probable.

Revenues are recognized net of estimated billing adjustments. Adjustments to customer invoices are charged against the allowance for billing adjustments.

Contract costs— We capitalize costs to obtain contracts with customers, including employee sales commissions and fees to business partners. At contract inception, we capitalize such costs that we expect to recover and that would not have been incurred if the contract had not been obtained. In certain instances in which costs related to obtaining customers are incurred after the inception of the customer contract, such costs are capitalized as the corresponding liability is recognized. We also capitalize certain costs incurred to fulfill our contracts with customers that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract and (iii) are expected to be recovered through revenues generated under the contract. Capitalized costs to obtain and to fulfill contracts are included in other noncurrent assets.

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

Up-front distributor and partner payments— We capitalize certain up-front contractual payments to third-party distributors and partners and recognize the capitalized amount as expense ratably over the period of benefit, which is generally the contract period. If the contract requires the distributor or partner to perform specific acts and no other conditions exist for the distributor or partner to earn or retain the up-front payment, then we recognize the capitalized amount as an expense when the performance conditions have been met. Up-front distributor and partner payments are classified in our consolidated balance sheets within prepaid expenses and other current assets and other noncurrent assets and the related expense is reported within selling, general and administrative expenses in our consolidated statements of income.

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

Timing differences, interchange fees, merchant reserves and exception items cause differences between the amount received from the payment networks and the amount funded to the merchants. These intermediary balances arising in our settlement process are reflected as settlement processing assets and obligations in our consolidated balance sheets.

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

We apply offsetting to our settlement processing assets and obligations where a right of setoff exists. In the sponsorship model, we apply offsetting by Member agreement because the Member is ultimately responsible for funds settlement. With these Member transactions, we do not have access to the gross proceeds of the receivable from the payment networks and, thus, do not have a direct obligation or any ability to satisfy the payable to fund the merchant. In these situations, we apply offsetting to determine a net position for each Member agreement. If that net position is an asset, we reflect the net amount in settlement processing assets in our consolidated balance sheet. If that net position is a liability, we reflect the net amount in settlement processing obligations in our consolidated balance sheet. In the direct membership model, offsetting is not applied, and the individual components are presented as an asset or obligation based on the nature of that component.

Allowance for credit and other merchant losses on settlement assets— Our merchant customers are liable for any charges or losses that occur under the merchant agreement. We have a risk of loss in our card processing services associated with the liability to collect amounts from merchant customers for any charges properly reversed by the card issuing financial institutions. We are therefore exposed to credit losses on these settlement processing assets. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool. A broad range of information is considered in the estimation process, including historical loss information adjusted for current conditions, consideration of the effects of COVID-19 on our customers and expectations of future trends. The estimation process also includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, industry or economic trends and relevant environmental factors. We require cash deposits, guarantees, letters of credit and other types of collateral from certain merchants to minimize the risk of loss, and we also utilize a number of systems and procedures to manage merchant risk. The allowance for credit losses on settlement processing assets was $3.0 million and $6.2 million as of December 31, 2021 and 2020, respectively.

The measurement of the allowance for credit losses is recognized through credit loss expense and is included as a component of cost of service in our consolidated statements of income. We recognized credit loss expense of $3.6 million and $16.8 million for the years ended December 31, 2021 and 2020, respectively. Write-offs are recognized in the period in which the asset is deemed to be uncollectible. Recoveries are recognized when received as a direct credit to the credit loss expense in the consolidated statements of income. Prior to the adoption of ASU 2016-13, credit losses were recognized when an occurrence was deemed to be probable.

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

Allowance for credit and operating losses on check guarantee claims receivable assets— Our check guarantee business is exposed to credit losses when we are unable to collect the full amount of a guaranteed check from the checkwriter. In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. We have the right to collect the full amount of the check from the checkwriter, but we have not always recovered 100% of the guaranteed checks. We recognize an allowance for estimated losses on returned checks to reduce the claims receivable balance to the amount expected to be recovered, which is determined based on recent loss history and expected future collection trends. Check guarantee claims receivable are included in prepaid expenses and other current assets in the consolidated balance sheets and are presented net of an allowance of $2.5 million and $2.1 million as of December 31, 2021 and 2020, respectively. The provision for check guarantee losses, which was approximately $10.2 million and $10.1 million for the years ended December 31, 2021 and 2020, respectively, is included as a component of cost of service in the consolidated statements of income.

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

We develop software that is used to provide services to customers. Capitalization of internal-use software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred during the preliminary project stage are recognized as expense as incurred. Capitalized internal-use software is amortized over its estimated useful life, which is typically five to ten years, in a manner that best reflects the pattern of economic use of the assets.

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

The quantitative assessment compares the estimated fair value of the reporting unit to its carrying amount, and recognizes an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. When applying the quantitative assessment, we determine the fair value of our reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions.

Our reporting units consist of the following: North America Payment Solutions, Integrated Solutions, Vertical Market Software Solutions, Europe Merchant Solutions, Spain Merchant Solutions, Asia-Pacific Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. As of October 1, 2021, we performed a quantitative assessment of impairment for our Vertical Market Software Solutions, Issuer Solutions and Business and Consumer Solutions reporting units and a qualitative assessment for all other reporting units. We determined on the basis of the quantitative assessments of our Vertical Market Software Solutions, Issuer Solutions and Business and Consumer Solutions reporting units that the fair value of each reporting unit is greater than its respective carrying amount. Additionally, we determined on the basis of the qualitative factors that the fair value of other reporting units was not more likely than not less than the respective carrying amounts. Our current year assessments also included consideration of the expected near term effects of the COVID-19 pandemic on revenues and our cost mitigation efforts, as well as longer term performance expectations.

Other intangible assets— Other intangible assets include customer-related intangible assets (such as customer lists, merchant contracts and referral agreements), contract-based intangible assets (such as noncompete agreements, distributor agreements and processing rights), acquired technologies, trademarks and trade names associated with business combinations. These assets are amortized over their estimated useful lives. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of acquired technologies are based on an estimate of the period over which we expect to receive economic benefit. The useful lives of amortizable trademarks and trade names are based on an estimate of the period over which we will earn revenues for the related brands, including contemplation of any future plans to use the trademarks and trade names in the applicable markets.

We use the straight-line method of amortization for our amortizable acquired technologies, trademarks and trade names and certain contract-based intangibles. Amortization for most of our customer-related intangible assets and certain contract-based intangibles is determined using an accelerated method. Under this accelerated method, the first step in determining the amortization expense for any period is that we divide the expected cash flows for that period that were used in determining the acquisition-date fair value of the asset by the expected total cash flows over the estimated life of the asset. We then multiply that ratio by the initial carrying amount of the asset to arrive at the amortization expense for that period. If the cash flow patterns that we experience differ significantly from our initial estimates, we adjust the amortization schedule prospectively. We believe that our accelerated method reflects the expected pattern of the benefit to be derived.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment, lease right-of-use assets and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. The evaluation is performed at the asset group level, which is the lowest level of identifiable cash flows. If the carrying amount of the asset group is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision.

Equity method investments— We have certain investments, including a 45% interest in China UnionPay Data Co., Ltd. that we account for using the equity method of accounting. Equity method investments are recorded initially at cost and subsequently adjusted for equity in earnings, cash contributions and distributions, and foreign currency translation adjustments.

Accrued buyout liability— Certain of our Merchant Solutions salespersons in the United States are paid residual commissions based on the profitability generated by certain merchant customers. We have the right, but not the obligation, to buy out some or all of these commissions and intend to do so periodically. Such purchases of the commissions are at a fixed multiple of the last 12 months of commissions. Because of our intent and ability to execute purchases of the residual commissions, and the mutual understanding between us and our salespersons, we have accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. Therefore, we recognize a liability for the amount that we would have to pay (the "settlement cost") to buy out related commissions in their entirety from vested salespersons, and an estimated amount for unvested salespersons based on their progress towards vesting and the expected percentage that will become vested. As noted above, as the liability increases over the first year of the related merchant contract, we record a related asset. Subsequent changes in the estimated accrued buyout liability due to merchant attrition, same-store sales growth or contraction and changes in profitability are included in the selling, general and administrative expense in the consolidated statements of income. The classification of the accrued buyout liability between current and noncurrent in the consolidated balance sheet is based upon our estimate of the amount of the accrued buyout liability that we reasonably expect to pay over the next 12 months.

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

We also have investments in equity instruments without readily determinable fair values. As permitted, we have elected a measurement alternative for equity instruments that do not have readily determinable fair values. Under such alternative, these instruments are measured at cost plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer less any impairments. Any resulting change in carrying amount would be reflected in net income.

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

Gains and losses on transactions denominated in currencies other than the functional currency are generally included in determining net income for the period. For the years ended December 31, 2021, 2020 and 2019, our transaction gains and losses were insignificant. Transaction gains and losses on intercompany balances of a long-term investment nature are presented as a component of other comprehensive income and included in accumulated comprehensive income within equity in our consolidated balance sheets.

Earnings per share— Basic earnings per share ("EPS") is computed by dividing reported net income attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as reported net income attributable to Global Payments for all periods presented.

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on earnings per share. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. During the years ended December 31, 2021 and 2020, there were 234,813 and 124,888, respectively, of stock options that would have an antidilutive effect on the computation of diluted EPS. During the year ended December 31, 2019, there were no stock options that would have an antidilutive effect on the computation of diluted EPS.

The following table sets forth the computation of the diluted weighted-average number of shares outstanding for all periods presented:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)

Basic weighted-average number of shares outstanding	292,655	299,222	198,298
Plus: Dilutive effect of stock options and other share-based awards	1,014	1,294	836
Diluted weighted-average number of shares outstanding	293,669	300,516	199,134

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

Recently issued pronouncements not yet adopted

ASU 2021-08— In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASC Topic 606, at fair value on the acquisition date. ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC Topic 606 as if it had originated the contracts, which should generally result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. Adoption during an interim period requires retrospective application to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application. We are evaluating the potential effects of ASU 2021-08 on our consolidated financial statements.

NOTE 2— ACQUISITIONS

Zego

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

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, are as follows:

	Provisional Amounts at Acquisition Date	Measurement-Period Adjustments	Provisional Amounts at December 31, 2021
	(in thousands)
Cash and cash equivalents	$67,374	$—	$67,374
Accounts receivable	1,033	(16)	1,017
Identifiable intangible assets	410,443	62,557	473,000
Property and equipment	3,634	(3,059)	575
Other assets	9,141	(90)	9,051
Accounts payable and accrued liabilities	(65,753)	(5,253)	(71,006)
Deferred income tax liabilities	(10,709)	(3,193)	(13,902)
Other liabilities	(8,268)	258	(8,010)
Total identifiable net assets	406,895	51,204	458,099
Goodwill	525,929	(50,782)	475,147
Total purchase consideration	$932,824	$422	$933,246

This transaction was accounted for as a business combination, which generally requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. As of December 31, 2021, we considered these amounts to be provisional because we were still in the process of gathering and reviewing information to support the valuation of assets acquired and liabilities assumed and to evaluate the differences in the bases of assets and liabilities for financial reporting and tax purposes. We made measurement-period adjustments, as shown in the table above, that decreased the amount of provisional goodwill by $50.8 million. The effects of the measurement-period adjustments on our consolidated statement of income for the year ended December 31, 2021 were not material.

Goodwill of $475.1 million arising from the acquisition, included in the Merchant Solutions segment, is attributable to expected growth opportunities, potential synergies from combining our existing businesses and an assembled workforce. We expect that substantially all of the goodwill will be deductible for income tax purposes.

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

Other business acquisitions

During the year ended December 31, 2021, we completed other business acquisitions that were insignificant, individually and in the aggregate, to the consolidated financial statements for an aggregate purchase price of $963 million. The assets acquired and liabilities assumed were recorded based on the provisional estimated fair values, including intangible assets of $438 million and goodwill of $514 million. See "Note 5—Goodwill and Intangible Assets" for the aggregate allocation of goodwill to the respective segments. The operating results of each acquisition have been included in the consolidated financial statements since the respective acquisition dates.

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

This transaction was accounted for as a business combination, which generally requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. During the year ended December 31, 2020, we made measurement-period adjustments, as shown in the table above, that decreased the amount of provisional goodwill by $39.7 million. The decrease in deferred income tax liabilities for the year ended December 31, 2020 primarily related to a refined analysis of the outside bases of partnerships. The effects of the measurement-period adjustments on our consolidated statement of income for the year ended December 31, 2020 were not material.

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

The following unaudited pro forma information shows the results of our operations for the year ended December 31, 2019 as if the Merger had occurred on January 1, 2018. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the Merger had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of TSYS. The unaudited pro forma information reflects the effects of applying our accounting policies and certain pro forma adjustments to the combined historical financial information of Global Payments and TSYS. The pro forma adjustments include:

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

	Year Ended December 31, 2019
	Actual	Pro Forma

	(in thousands)

Total revenues	$4,911,892	$7,854,282
Net income attributable to Global Payments	$430,613	$711,658

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

NOTE 3—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Revenues	Total

	(in thousands)

Americas	$4,735,505	$1,559,177	$872,254	$(69,011)	$7,097,925
Europe	684,760	481,596	14,000	—	1,180,356
Asia Pacific	245,292	25,198	189	(25,198)	245,481
	$5,665,557	$2,065,971	$886,443	$(94,209)	$8,523,762

	Year Ended December 31, 2020
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Revenues	Total

	(in thousands)

Americas	$3,948,642	$1,525,122	$825,564	$(65,991)	$6,233,337
Europe	539,839	446,587	3,941	—	990,367
Asia Pacific	199,854	9,726	—	(9,726)	199,854
	$4,688,335	$1,981,435	$829,505	$(75,717)	$7,423,558

	Year Ended December 31, 2019
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Revenues	Total

	(in thousands)

Americas	$3,240,233	$458,289	$227,440	$(18,782)	$3,907,180
Europe	614,747	146,365	—	—	761,112
Asia Pacific	243,600	—	—	—	243,600
	$4,098,580	$604,654	$227,440	$(18,782)	$4,911,892

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019

	(in thousands)

Relationship-led	$3,031,873	$2,600,440	$2,218,559
Technology-enabled	2,633,684	2,087,895	1,880,021
	$5,665,557	$4,688,335	$4,098,580

ASC 606 requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the years ended December 31, 2021, 2020, and 2019, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of December 31, 2021 and 2020 was as follows:

	Balance Sheet Location	December 31, 2021	December 31, 2020

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$291,914	$253,780
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	113,366	81,371

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	227,783	217,938
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	44,502	52,944

Net contract assets were not material at December 31, 2021 or December 31, 2020. Revenue recognized for the years ended December 31, 2021 and 2020 from contract liability balances at the beginning of each period was $207.1 million and $182.3 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at December 31, 2021. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year ending December 31,
2022	$977,500
2023	803,671
2024	547,963
2025	429,303
2026	333,970
2027 and thereafter	519,539
Total	$3,611,946

NOTE 4—PROPERTY AND EQUIPMENT

As of December 31, 2021 and 2020, property and equipment consisted of the following:

	Range of Depreciable Lives	2021	2020

	(Years)	(in thousands)

Software	5-10	$1,309,160	$1,144,230
Equipment	3-20	778,533	679,686
Buildings	40	195,088	208,264
Leasehold improvements	5-15	132,529	131,790
Furniture and fixtures	5-10	78,364	63,542
Land		12,126	13,751
		2,505,800	2,241,263
Less accumulated depreciation and amortization		(1,196,623)	(900,438)
Work-in-progress		378,409	237,707
		$1,687,586	$1,578,532

As a result of actions taken during the fourth quarter of 2021 to reduce our facilities footprint in certain markets around the world given the success of remote work and flexible arrangements implemented during the COVID-19 pandemic, we recognized charges of $9.2 million in selling, general and administrative expenses in our consolidated statement of income, primarily related to certain leasehold improvements, furniture and fixtures and equipment to reduce the carrying amount of each asset group to the estimated fair value. We continue to evaluate our physical footprint and additional charges may be incurred as these facilities exit activities continue in 2022.

During the fourth quarter of 2019, we wrote-off capitalized software assets of $31.1 million related to legacy Global Payments technology that will no longer be utilized for the combined company.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2021 and 2020, goodwill and other intangible assets consisted of the following:

	2021	2020

	(in thousands)

Goodwill	$24,813,274	$23,871,451
Other intangible assets:
Customer-related intangible assets	$9,694,083	$9,275,093
Acquired technologies	2,962,154	2,795,991
Contract-based intangible assets	2,258,676	1,981,260
Trademarks and trade names	1,271,302	1,239,925
	16,186,215	15,292,269
Less accumulated amortization:
Customer-related intangible assets	2,587,586	1,914,214
Acquired technologies	1,367,513	960,281
Contract-based intangible assets	180,975	120,631
Trademarks and trade names	416,432	281,260
	4,552,506	3,276,386
	$11,633,709	$12,015,883

On December 31, 2019, we acquired a merchant portfolio from Desjardins Group, a cooperative financial group in Canada. We accounted for the acquisition as an asset purchase and recognized customer-related intangible assets of $307.9 million in the consolidated balance sheet at the acquisition date.

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the years ended December 31, 2021, 2020 and 2019:

	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Total

	(in thousands)

Balance at December 31, 2018	$6,309,526	$31,829	$—	$6,341,355
Goodwill acquired	7,095,167	7,945,029	2,358,657	17,398,853
Effect of foreign currency translation	10,030	8,873	—	18,903
Measurement-period adjustments	629	—	—	629
Balance at December 31, 2019	13,415,352	7,985,731	2,358,657	23,759,740
Goodwill acquired	80,152	—	—	80,152
Effect of foreign currency translation	54,548	14,182	—	68,730
Measurement-period adjustments	(1,362)	(42,297)	6,488	(37,171)
Balance at December 31, 2020	13,548,690	7,957,616	2,365,145	23,871,451
Goodwill acquired	557,044	—	431,797	988,841
Effect of foreign currency translation	(36,192)	(3,163)	(1,663)	(41,018)
Measurement-period adjustments	(5,860)	—	(140)	(6,000)
Balance at December 31, 2021	$14,063,682	$7,954,453	$2,795,139	$24,813,274

There were no accumulated impairment losses for goodwill at any balance sheet date reflected in the table above.

Customer-related intangible assets, acquired technologies, contract-based intangible assets, and trademarks and trade names acquired during the year ended December 31, 2021 had weighted-average amortization periods of 11.9 years, 6.0 years, 18.5 years, and 15.0 years, respectively. Customer-related intangible assets, acquired technologies and contract-based intangible assets acquired during the year ended December 31, 2020 had weighted-average amortization periods of 8.9 years, 5.0 years, and 9.8 years, respectively. Customer-related intangible assets, acquired technologies, contract-based intangible assets and trademarks and trade names acquired during the year ended December 31, 2019 had weighted-average amortization periods of 15.1 years, 6.9 years, 17.7 years and 10.7 years, respectively. Amortization expense of acquired intangibles was $1,295.0 million for the year ended December 31, 2021, $1,256.9 million for the year ended December 31, 2020 and $667.1 million for the year ended December 31, 2019.

The estimated amortization expense of acquired intangibles as of December 31, 2021 for the next five years, calculated using the currency exchange rate at the date of acquisition, if applicable, is as follows (in thousands):

2022	$1,295,054
2023	1,226,690
2024	1,173,996
2025	1,110,748
2026	979,483

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

As of December 31, 2021 and 2020, right-of-use assets and lease liabilities consisted of the following:

	Balance Sheet Location	December 31, 2021	December 31, 2020

		(in thousands)

Assets:
Operating lease right-of-use assets:
Real estate	Other noncurrent assets	$404,453	$425,376
Computer equipment	Other noncurrent assets	88,431	54,959
Other	Other noncurrent assets	1,198	862
Total operating lease right-of-use-assets		$494,082	$481,197

Finance lease right-of-use assets:
Computer equipment	Property and equipment, net	$24,720	$26,737
Other equipment	Property and equipment, net	55,953	45,560
Other	Property and equipment, net	4,608	4,260
		85,281	76,557
Less accumulated depreciation:
Computer equipment	Property and equipment, net	(11,107)	(6,602)
Other equipment	Property and equipment, net	(19,914)	(8,628)
Other	Property and equipment, net	(344)	(869)
Total accumulated depreciation		(31,365)	(16,099)
Total finance lease right-of-use assets		53,916	60,458
Total right-of-use assets(1)		$547,998	$541,655

Liabilities:
Operating lease liabilities (current)	Accounts payable and accrued liabilities	$103,554	$103,706
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	550,726	448,016
Finance lease liabilities (current)	Current portion of long-term debt	19,905	18,217
Finance lease liabilities (noncurrent)	Long-term debt	44,516	57,772
Total lease liabilities		$718,701	$627,711

(1) As of December 31, 2021 and 2020, approximately 75% and 72% of our right-of-use assets were located in the United States.

The weighted-average remaining lease term for operating and finance leases at December 31, 2021 was 8.4 years and 3.2 years, respectively. The weighted-average remaining lease term for operating and finance leases at December 31, 2020 was 7.4 years and 4.3 years, respectively. As of December 31, 2021, the weighted-average discount rate used in the measurement of operating and finance lease liabilities was 3.2% and 3.2%, respectively. As of December 31, 2020, the weighted-average discount rate used in the measurement of operating and finance lease liabilities was 3.5% and 3.3%, respectively.

As of December 31, 2021, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in thousands)

Year ending December 31,
2022	$129,762	$25,060
2023	111,749	20,460
2024	106,834	18,061
2025	79,220	4,701
2026	60,828	317
2027 and thereafter	264,535	—
Total lease payments(1)	752,928	68,599
Imputed interest	(98,648)	(4,178)
Total lease liabilities	$654,280	$64,421

(1) Total operating lease payments do not include approximately $24.2 million for operating leases that had not yet commenced at December 31, 2021. We expect the lease commencement dates for these leases to occur in 2022.

Operating lease costs in our consolidated statement of income for the year ended December 31, 2021 were $195.6 million, including $157.4 million in selling, general and administrative expenses and $38.2 million in cost of services. Total lease costs for the year ended December 31, 2021 include variable lease costs of $18.1 million, which are primarily comprised of the cost of property taxes, insurance and maintenance. Finance lease costs for the year ended December 31, 2021 were $20.5 million, including $18.4 million of amortization on right-of use assets and $2.2 million of interest on lease liabilities. Lease costs for leases with a term of less than 12 months were not material for the year ended December 31, 2021.

Operating lease costs in our consolidated statement of income for the year ended December 31, 2020 were $147.0 million, including $108.4 million in selling, general and administrative expenses and $38.6 million in cost of services. Total lease costs for the year ended December 31, 2020 include variable lease costs of $17.9 million, which are primarily comprised of the cost of property taxes, insurance and maintenance. Finance lease costs for the year ended December 31, 2020 were $16.3 million, including $14.6 million of amortization on right-of use assets and $1.6 million of interest on lease liabilities. Lease costs for leases with a term of less than 12 months were not material for the year ended December 31, 2020.

Operating lease costs in our consolidated statement of income for the year ended December 31, 2019 were $85.9 million, including $71.0 million in selling, general and administrative expenses and $14.9 million in cost of services. Total lease costs for the year ended December 31, 2019 include variable lease costs of $19.1 million, which are primarily comprised of the cost of property taxes, insurance and maintenance. Finance lease costs and lease costs for leases with a term of less than 12 months were not material for the year ended December 31, 2019.

Opportunities were identified during the fourth quarter of 2021 to reduce our facilities footprint in certain markets around the world given the success of remote work and flexible arrangements implemented during the COVID-19 pandemic. In conjunction with the actions taken to exit certain leased facilities, we assessed the respective asset groups for impairment by comparing the carrying amount of the assets associated with the leased facilities to the discounted cash flows from estimated sublease payments. As a result, we recognized a charge of $42.1 million in selling, general and administrative expenses in our consolidated statement of income for the year ended December 31, 2021. We continue to evaluate our physical footprint and additional charges may be incurred as these facilities exit activities continue in 2022.

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2021, 2020 and 2019 was $123.6 million, $117.7 million and $70.4 million, respectively, which are included as a component of cash provided by operating activities in the consolidated statement of cash flows. Operating lease liabilities arising from obtaining new or modified right-of-use assets, net of reductions resulting from certain lease modifications, were $200.1 million, $158.6 million and $28.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of finance lease liabilities that is included as a component of cash used in financing activities in the consolidated statement of cash flows was $22.6 million and $11.2 million for the years ended December 31, 2021 and 2020, respectively. Finance lease liabilities arising from obtaining new or modified right-of-use assets, net of reductions resulting from certain lease modifications, were $7.9 million and $51.3 million for the years ended December 31, 2021 and 2020, respectively. Cash paid for finance lease liabilities and finance lease liabilities arising from obtaining new or modified right-of-use assets were not material for the year ended December 31, 2019. In connection with acquisitions completed during the year ended December 31, 2021, we acquired right-of-use assets and assumed lease liabilities for operating and finance leases of $8.8 million and $5.8 million, respectively. In connection with the Merger during the year ended December 31, 2019, we acquired right-of-use assets and assumed lease liabilities of $256.2 million and $272.0 million, respectively.

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

The Series B and C convertible preferred shares become convertible in stages based on developments in the litigation and become fully convertible no later than 2028 (subject to a holdback to cover any then pending claims). On September 24, 2020, in connection with the first mandatory release assessment, a portion of the Series B and C convertible preferred shares was converted by Visa representing approximately half of the original potential conversion rate. We recognized a gain of $27.7 million reported in interest and other income in our consolidated statement of income for the year ended December 31, 2020 based on the fair value of the shares received. The shares were subsequently sold in October 2020. The remaining Series B and C convertible preferred shares continue to be carried at an assigned value of zero based on the aforementioned factors.

NOTE 8—LONG-TERM DEBT AND LINES OF CREDIT

As of December 31, 2021 and 2020, long-term debt consisted of the following:

	December 31, 2021	December 31, 2020

	(in thousands)

Long-term Debt
3.800% senior notes due April 1, 2021	$—	$752,199
3.750% senior notes due June 1, 2023	557,186	562,258
4.000% senior notes due June 1, 2023	559,338	565,930
1.500% senior notes due November 15, 2024	497,185	—
2.650% senior notes due February 15, 2025	994,797	993,110
1.200% senior notes due March 1, 2026	1,092,016	—
4.800% senior notes due April 1, 2026	798,024	809,324
2.150% senior notes due January 15, 2027	743,695	—
4.450% senior notes due June 1, 2028	478,194	482,588
3.200% senior notes due August 15, 2029	1,238,006	1,236,424
2.900% senior notes due May 15, 2030	990,196	989,025
2.900% senior notes due November 15, 2031	741,716	—
4.150% senior notes due August 15, 2049	740,146	739,789
Unsecured term loan facility	1,989,793	1,985,776
Unsecured revolving credit facility	—	36,000
Finance lease liabilities	64,421	75,989
Other borrowings	8,601	65,352
Total long-term debt	11,493,314	9,293,764
Less current portion	78,505	827,357
Long-term debt, excluding current portion	$11,414,809	$8,466,407

The carrying amounts of our senior notes and term loan in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At December 31, 2021, unamortized discount on senior notes was $11.7 million, and unamortized debt issuance costs on senior notes and the unsecured term loan facility were $60.7 million. At December 31, 2020, unamortized discount on senior notes was $8.5 million, and unamortized debt issuance costs on our senior notes and unsecured term loans were $47.4 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At December 31, 2021, unamortized debt issuance costs on the unsecured revolving credit facility were $9.9 million, and, at December 31, 2020, unamortized debt issuance costs on the secured revolving credit facility were $13.8 million. The amortization of debt discounts and debt issuance costs is recognized as an increase to interest expense over the terms of the respective debt instruments. Amortization of discounts and debt issuance costs was $14.4 million, $12.0 million and $11.9 million, respectively, for years ended December 31, 2021, 2020 and 2019.

At December 31, 2021, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year ending December 31,
2022	$58,600
2023	1,300,000
2024	2,250,000
2025	1,000,000
2026	1,850,000
2027 and thereafter	4,950,000
Total	$11,408,600

See "Note 6—Leases" for more information about our finance lease liabilities, including maturities.

Senior Unsecured Notes

We have $9.4 billion in aggregate principal amount of senior unsecured notes, as presented in the table above, which are comprised of senior notes issued in 2021, 2020 and 2019, and senior notes assumed in the Merger. Interest on the senior notes is payable semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture

On November 22, 2021, we issued $2.0 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 1.500% senior notes due November 2024; (ii) $750.0 million aggregate principal amount of 2.150% senior notes due January 2027; and (iii) $750.0 million aggregate principal amount of 2.900% senior notes due November 2031. We incurred debt issuance costs of approximately $14.4 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at December 31, 2021. Interest on the senior unsecured notes is payable semi-annually in arrears on May 15 and November 15 for the 2024 and 2031 notes and January 15 and July 15 on the 2027 note, commencing May 15, 2022 for the 2024 note and the 2031 note and July 15, 2022 for the 2027 note. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due March 2026. We incurred debt issuance costs of approximately $8.6 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at December 31, 2021. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2021. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

On May 15, 2020, we issued $1.0 billion aggregate principal amount of 2.900% senior unsecured notes due May 2030 and received proceeds of $996.7 million. We incurred debt issuance costs of approximately $8.4 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at December 31, 2021. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2020. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay a portion of the outstanding indebtedness on our revolving credit facility and for general corporate purposes.

On August 14, 2019, we issued $3.0 billion aggregate principal amount of senior unsecured notes, consisting of the following: (i) $1.0 billion aggregate principal amount of 2.650% senior notes due 2025; (ii) $1.25 billion aggregate principal amount of 3.200% senior notes due 2029; and (iii) $750.0 million aggregate principal amount of 4.150% senior notes due 2049. Interest on the senior notes is payable semi-annually in arrears on each February 15 and August 15, beginning on February 15, 2020. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture. We issued the senior notes at a total discount of $6.1 million and capitalized related debt issuance costs of $29.6 million.

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

In addition, in connection with the Merger, we assumed $3.0 billion aggregate principal amount of senior unsecured notes of TSYS, consisting of the following: (i) $750.0 million aggregate principal amount of 3.800% senior notes due 2021, which were redeemed in February 2021; (ii) $550.0 million aggregate principal amount of 3.750% senior notes due 2023; (iii) $550.0 million aggregate principal amount of 4.000% senior notes due 2023; (iv) $750 million aggregate principal amount of 4.800% senior notes due 2026; and (v) $450 million aggregate principal amount of 4.450% senior notes due 2028. For the 3.800% senior notes due 2021 and the 4.800% senior notes due 2026, interest is payable semi-annually each April 1 and October 1. For the 3.750% senior notes due 2023, the 4.000% senior notes due 2023 and the 4.450% senior notes due 2028, interest is payable semi-annually each June 1 and December 1. The difference between the acquisition-date fair value and face value of senior notes assumed in the Merger is recognized over the terms of the respective notes as a reduction of interest expense. The amortization of this fair value adjustment was $29.6 million and $36.2 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, our senior notes had a total carrying amount of $9.4 billion and an estimated fair value of $9.8 billion. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy. The fair value of other long-term debt approximated its carrying amount at December 31, 2021.

Senior Unsecured Credit Facilities

We have a Term Loan Credit Agreement and an Unsecured Revolving Credit Agreement in each case with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The Term Loan Credit Agreement provides for a senior unsecured $2.0 billion term loan facility, and the Unsecured Revolving Credit Agreement provides for a senior unsecured $3.0 billion revolving credit facility. We capitalized debt issuance costs of $12.8 million in connection with the issuances of these term loan and revolving credit facilities. As of December 31, 2021, borrowings outstanding under the term loan facility were $2.0 billion and there were no outstanding borrowings under the revolving credit facility.

Borrowings under the term loan facility were made in U.S. dollars and borrowings under the revolving credit facility are available to be made in U.S. dollars, euros, sterling, Canadian dollars and, subject to certain conditions, certain other currencies at our option. Borrowings in U.S. dollars and certain other LIBOR-quoted currencies will bear interest, at our option, at a rate equal to either (1) the rate (adjusted for any statutory reserve requirements for eurocurrency liabilities) for eurodollar deposits in the London interbank market, (2) a floating rate of interest set forth on the applicable LIBOR screen page designated by Bank of America or (3) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America as its "prime rate" or (c) LIBOR plus 1.0%, in each case, plus an applicable margin. In connection with the sunset of certain LIBOR reference rates occurring at the end of 2021, we amended the Unsecured Revolving Credit Agreement in December 2021 to replace LIBOR as administered by the ICE Benchmark Administration with the Sterling Overnight Index Average Reference Rate and the Euro Interbank Offered Rate for any extension of credit denominated in sterling or euros, respectively.

As of December 31, 2021, the interest rate on the term loan facility was 1.48%. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the revolving credit facility at an applicable rate per annum ranging from 0.125% to 0.300% depending on our credit rating. Beginning on December 31, 2022, and at the end of each quarter thereafter, the term loan facility must be repaid in quarterly installments in the amount of 2.50% of original principal through the maturity date with the remaining principal balance due upon maturity in September 2024. The revolving credit facility also matures in September 2024.

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of December 31, 2021, the total available commitments under the revolving credit facility were $1.9 billion.

Compliance with Covenants

The term loan facility and the revolving credit facility contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of December 31, 2021, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of December 31, 2021.

Settlement Lines of Credit

In various markets where our Merchant Solutions segment does business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of December 31, 2021 and 2020, a total of $76.3 million and $64.5 million, respectively, of cash on deposit was used to determine the available credit.

As of December 31, 2021, we had $484.2 million outstanding under these lines of credit with additional capacity to fund settlement of $1,693.2 million. During the year ended December 31, 2021, the maximum and average outstanding balances under these lines of credit were $1,267.4 million and $487.7 million, respectively. The weighted-average interest rate on these borrowings was 2.22% at December 31, 2021.

Derivative Instruments

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

The table below presents information about our derivative financial instruments, designated as cash flow hedges, included in the consolidated balance sheets. The fair values of our interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of December 31, 2021 and classified within Level 2 of the valuation hierarchy.

		Weighted-Average Fixed Rate of Interest at	Range of Maturity Dates at	Fair Value
Derivative Financial Instruments	Balance Sheet Location	December 31, 2021	December 31, 2021	December 31, 2021	December 31, 2020
				(in thousands)

Interest rate swaps (Notional of $1,250.0 million at December 31, 2021 and $300.0 million at December 31, 2020)	Accounts payable & accrued liabilities	2.73%	December 31, 2022	$28,777	$1,330
Interest rate swaps (Notional of $1,250 million at December 31, 2020)	Other noncurrent liabilities	N/A	N/A	$—	$65,490

N/A - not applicable.

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive loss	$3,425	$(52,742)	$(90,238)
Net unrealized losses reclassified out of other comprehensive loss to interest expense	$40,094	$36,510	$2,257

At December 31, 2021, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $34.2 million.

Interest Expense

Interest expense was $328.0 million, $326.8 million and $301.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2021 and 2020, accounts payable and accrued liabilities consisted of the following:

	2021	2020

	(in thousands)

Funds held for customers	$775,852	$645,863
Trade accounts payable	262,014	128,721
Contract liabilities	227,783	217,938
Payment network fees	187,665	166,880
Compensation and benefits	184,580	194,090
Operating lease liabilities	103,554	103,706
Third-party commissions	88,109	74,391
Audit and legal	82,108	44,146
Miscellaneous taxes and withholdings	68,323	68,048
Interest	64,591	62,865
Income taxes payable	51,818	13,517
Unclaimed property	34,744	32,497
Interest rate swap liabilities	28,777	1,330
Third-party processing fees	27,345	24,619
Current portion of accrued buyout liability(1)	22,204	16,180
Settlement of common share repurchases	—	20,000
Other	332,789	246,593
	$2,542,256	$2,061,384

(1) The noncurrent portion of accrued buyout liability of $44.6 million and $30.7 million is included in other noncurrent liabilities in the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, accounts payable and accrued liabilities in the consolidated balance sheet included obligations totaling $14.5 million and $48.4 million, respectively, for employee termination benefits resulting from Merger-related integration activities. During the years ended December 31, 2021, 2020 and 2019, we recognized charges for employee termination benefits of $43.4 million, $83.3 million and $57.1 million, respectively, which included $1.2 million, $6.7 million and $17.3 million, respectively, of share-based compensation expense. As of December 31, 2021, the cumulative amount of recognized charges for employee termination benefits resulting from Merger-related integration activities was $183.8 million, which included $25.2 million of share-based compensation expense. These charges are recorded within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes. Employee termination benefits from Merger-related integration activities are substantially complete as of December 31, 2021 and any remaining obligations are expected to be paid within the next 12 months.

NOTE 10—INCOME TAX

The income tax expense for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)

Current income tax expense (benefit):
Federal	$195,804	$124,176	$50,048
State	58,772	35,840	29,788
Foreign	103,781	82,456	90,895
	358,357	242,472	170,731
Deferred income tax expense (benefit):
Federal	(178,666)	(151,824)	(79,813)
State	(18,500)	(20,607)	(29,326)
Foreign	7,843	7,112	598
	(189,323)	(165,319)	(108,541)
	$169,034	$77,153	$62,190

Income tax expense allocated to noncontrolling interests was $6.8 million, $8.5 million and $12.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table presents income before income taxes for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)

United States	$537,586	$194,190	$60,000
Foreign	506,959	399,766	457,925
	$1,044,545	$593,956	$517,925

Approximately $32.7 million of our undistributed foreign earnings are considered to be indefinitely reinvested outside the United States as of December 31, 2021. Because those earnings are considered to be indefinitely reinvested, no deferred income taxes have been provided thereon. If we were to make a distribution of any portion of those earnings in the form of dividends or otherwise, any such amounts would be subject to withholding taxes payable to various foreign jurisdictions; however, the amounts would not be subject to any additional U.S. income tax.

Our effective tax rates for the years ended December 31, 2021, 2020 and 2019 differ from the federal statutory rate for those periods as follows:

	Years Ended December 31,
	2021	2020	2019

Federal U.S. statutory rate	21.0%	21.0%	21.0%
Foreign interest income not subject to tax	(4.2)	(4.2)	(4.5)
Tax credits	(3.8)	(5.3)	(3.9)
State income taxes, net of federal income tax benefit	3.4	0.7	1.0
Foreign-derived intangible income deduction	(1.9)	(2.8)	(2.7)
Valuation allowance	(1.7)	(0.1)	4.6
Nondeductible executive compensation	1.0	1.7	1.0
Equity method investment partnership income	0.9	1.1	—
Uncertain tax positions	(0.3)	1.1	(2.6)
Foreign income taxes	0.3	0.6	(0.7)
Share-based compensation expense	(0.2)	(2.7)	(2.5)
Other	1.7	1.9	1.3
Effective tax rate	16.2%	13.0%	12.0%

Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Deferred income taxes as of December 31, 2021 and 2020 reflect the effect of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of December 31, 2021 and 2020, principal components of deferred tax items were as follows:

	2021	2020

	(in thousands)

Deferred income tax assets:
Lease liabilities	$130,328	$105,959
Foreign net operating loss carryforwards	104,499	107,931
Credit carryforwards	49,875	42,637
Accrued expenses	42,839	38,521
Financial instruments	37,928	60,340
Share-based compensation expense	36,086	41,558
Domestic net operating loss carryforwards	29,806	18,952
Other	42,945	58,107
	474,306	474,005
Valuation allowance	(112,259)	(132,531)
	362,047	341,474
Deferred tax liabilities:
Acquired intangibles	2,580,489	2,736,300
Property and equipment	261,764	248,375
Partnership interests	136,022	100,951
Right-of-use assets	94,739	89,734
Other	70,343	106,877
	3,143,357	3,282,237
Net deferred income tax liability	$2,781,310	$2,940,763

The net deferred income taxes reflected in our consolidated balance sheets as of December 31, 2021 and 2020 are as follows:

	2021	2020

	(in thousands)

Noncurrent deferred income tax asset	$(12,117)	$(7,627)
Noncurrent deferred income tax liability	2,793,427	2,948,390
Net deferred income tax liability	$2,781,310	$2,940,763

A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the years ended December 31, 2021, 2020 and 2019 are summarized below (in thousands):

Balance at December 31, 2018	$(23,390)
Allowance for foreign net operating loss carryforwards	(26,439)
Allowance for foreign credit carryforwards	(15,226)
Allowance for state credit carryforwards	(6,680)
Allowance for domestic net operating loss carryforwards	(307)
Balance at December 31, 2019	(72,042)
Allowance for foreign net operating loss carryforwards	(63,113)
Allowance for foreign credit carryforwards	(2,486)
Allowance for state credit carryforwards	2,932
Allowance for domestic net operating loss carryforwards	2,178
Balance at December 31, 2020	(132,531)
Allowance for foreign net operating loss carryforwards	5,804
Allowance for foreign credit carryforwards	12,656
Allowance for state credit carryforwards	(1,995)
Allowance for domestic net operating loss carryforwards	3,807
Balance at December 31, 2021	$(112,259)

The decrease in the valuation allowance for the year ended December 31, 2021 is primarily related to the foreign net operating loss carryforwards and the foreign tax credit carryforwards which the Company determined are more likely than not to be realized. The increase in the valuation allowance related to the foreign net operating loss carryforwards for the year ended December 31, 2020 is due to the addition of a foreign affiliate net operating loss with a related full valuation allowance. The increases in the valuation allowance related to both the state and foreign credit carryforwards for the year ended December 31, 2019 relate primarily to carryforward assets recognized in connection with the Merger.

Foreign net operating loss carryforwards of $103.8 million will expire between December 31, 2024 and December 31, 2040, if not utilized. Foreign net operating loss carryforwards of $0.7 million have indefinite carryforward periods. Domestic net operating loss carryforwards of $29.8 million and tax credit carryforwards of $49.9 million will expire between December 31, 2024 and December 31, 2040, if not utilized.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world. We are no longer subject to state income tax examinations for years ended on or before May 31, 2007, U.S. federal income tax examinations for years ended on or before December 31, 2017 and U.K. corporation tax examinations for years ended on or before December 31, 2017.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits, excluding penalties and interest, for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)

Balance at the beginning of the year	$39,408	$29,671	$21,197
Additions related to acquisitions	387	3,186	22,283
Reductions for income tax positions of prior years	(10,875)	(5,408)	(14,235)
Settlements with income tax authorities	(2,137)	(909)	(2,583)
Additions for income tax positions of prior years	2,289	7,968	1,803
Additions based on income tax positions related to the current year	5,833	4,900	1,206
Balance at the end of the year	$34,905	$39,408	$29,671

As of December 31, 2021, the total amount of gross unrecognized income tax benefits that, if recognized, would affect the provision for income taxes is $32.9 million.

NOTE 11—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. Information about shares repurchased and retired was as follows for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019

	(in thousands, except per share amounts)

Number of shares repurchased and retired	15,169	3,304	2,328
Cost of shares repurchased, including commissions	$2,513,629	$633,948	$324,583
Average cost per share	$165.72	$191.87	$139.42

The share repurchase activity for the year ended December 31, 2021 included the repurchase of 2,491,161 shares at an average price of $200.71 per share under an ASR agreement we entered into on February 10, 2021 with a financial institution to repurchase an aggregate of $500 million of our common stock during the ASR program purchase period, which ended on March 31, 2021.

In connection with the completion of the Merger, our Articles of Incorporation were amended during the year ended December 31, 2019 to increase the number of authorized shares of Global Payments common stock from 200 million to 400 million.

As of December 31, 2021, the amount that may yet be purchased under our share repurchase program was $1,540.0 million. On January 27, 2022, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $2.0 billion.

On January 27, 2022, our board of directors declared a cash dividend of $0.25 per share payable on March 25, 2022 to common shareholders of record on March 11, 2022.

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

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)

Share-based compensation expense	$180,779	$148,792	$89,634
Income tax benefit	$42,870	$33,530	$20,519

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

The following table summarizes the changes in unvested restricted stock awards and performance units for the years ended December 31, 2021, 2020 and 2019:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2018	1,084	$108.51
Replacement Awards	894	163.74
Granted	784	142.26
Vested	(781)	105.04
Forfeited	(137)	124.30
Unvested at December 31, 2019	1,844	149.96
Granted	607	191.20
Vested	(835)	128.91
Forfeited	(70)	168.40
Unvested at December 31, 2020	1,546	176.71
Granted	1,465	192.19
Vested	(1,263)	154.06
Forfeited	(108)	181.61
Unvested at December 31, 2021	1,640	$184.90

The total fair value of restricted stock and performance awards vested was $194.6 million, $107.7 million and $82.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

For restricted stock and performance awards, we recognized compensation expense of $167.3 million, $135.4 million and $74.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Compensation expense for the year ended December 31, 2021 included approximately $32.2 million related to the vesting of certain performance-based restricted stock units upon achievement of performance measures during the period. As of December 31, 2021, there was $174.2 million of unrecognized compensation expense related to unvested restricted stock awards and performance units that we expect to recognize over a weighted-average period of 1.9 years. Our restricted stock and performance unit plans provide for accelerated vesting under certain conditions.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value of our common stock on the date of grant and have a term of ten years. Stock options vest in equal installments on each of the first three anniversaries of the grant date. Our stock option plans provide for accelerated vesting under certain conditions.

The following table summarizes changes in stock option activity for the years ended December 31, 2021, 2020 and 2019:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2018	598	$59.16	6.2	$27.3
Replacement Awards	1,336	68.96
Granted	109	128.22
Forfeited	(23)	110.13
Exercised	(265)	33.99		28.8
Outstanding at December 31, 2019	1,755	74.06	6.5	190.3
Granted	124	200.42
Forfeited	(3)	112.85
Exercised	(623)	59.78		85.8
Outstanding at December 31, 2020	1,253	93.66	6.3	152.6
Granted	112	196.06
Forfeited	(1)	113.48
Exercised	(192)	68.42		24.1
Outstanding at December 31, 2021	1,172	$107.44	5.8	$47.4

Options vested and exercisable at December 31, 2021	897	$86.80	5.1	$46.1

We recognized compensation expense for stock options of $7.9 million, $8.4 million and $12.5 million during the years ended December 31, 2021, 2020 and 2019, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $24.1 million, $85.8 million and $28.8 million. As of December 31, 2021, we had $8.2 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.7 years.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019, including the Replacement Awards granted during the year ended December 31, 2019, was $65.99, $54.85, and $99.56, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2021	2020	2019

Risk-free interest rate	0.59%	1.24%	1.72%
Expected volatility	40%	30%	31%
Dividend yield	0.44%	0.39%	0.04%
Expected term (years)	5	5	5

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

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)

Income taxes paid, net of refunds	$295,534	$308,620	$146,739
Interest paid	$335,481	$343,213	$206,562

NOTE 14—NONCONTROLLING INTERESTS

The following table presents the reconciliation of net income attributable to noncontrolling interests to comprehensive income attributable to noncontrolling interests for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)

Net income attributable to noncontrolling interests	$22,404	$20,580	$38,663
Foreign currency translation attributable to noncontrolling interests	(10,281)	14,643	(2,725)
Comprehensive income attributable to noncontrolling interests	$12,123	$35,223	$35,938

During the year ended December 31, 2021, Global Payments and noncontrolling shareholders made contributions of $209.6 million and $70.0 million, respectively, to certain of our majority-owned subsidiaries based on each shareholder's proportionate ownership, primarily to fund acquisitions that closed in the fourth quarter of 2021. The contributions from the noncontrolling shareholders were recorded as an increase to noncontrolling interests in the consolidated balance sheet. In addition, we increased our controlling financial interest in one of our majority-owned subsidiaries from 51% to 55%, which resulted in a reallocation between equity attributable to noncontrolling interests and total equity attributable to Global Payments.

During the year ended December 31, 2020, we paid €493 million ($578.2 million equivalent) to increase our controlling financial interest in Comercia Global Payments Entidad de Pago, S.L. (“Comercia”) from 51% to 80%. We funded the transaction with a combination of available cash and borrowings on our unsecured revolving credit facility. The transaction resulted in a reduction in equity attributable to noncontrolling interests of approximately $68.4 million and a reduction in total equity attributable to Global Payments of approximately $509.8 million. The net effects of the transaction include a reclassification of an accumulated other comprehensive loss related to foreign currency translation of $12.1 million from noncontrolling interests to equity attributable to Global Payments.

NOTE 15—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the years ended December 31, 2021, 2020 and 2019:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2018	$(304,274)	$(2,374)	$(3,527)	$(310,175)
Other comprehensive income (loss)	62,375	(66,945)	4,174	(396)
Balance at December 31, 2019	(241,899)	(69,319)	647	(310,571)
Other comprehensive income (loss)	139,727	(12,224)	(7,150)	120,353
Effect of purchase of subsidiary shares from noncontrolling interest	(12,055)	—	—	(12,055)
Balance at December 31, 2020	(114,227)	(81,543)	(6,503)	(202,273)
Other comprehensive income (loss)	(68,814)	33,053	3,760	(32,001)
Effect of change in ownership attributable to a noncontrolling interest	92	—	—	92
Balance at December 31, 2021	$(182,949)	$(48,490)	$(2,743)	$(234,182)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $(10.3) million, $14.6 million, and $(2.7) million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 16—SEGMENT INFORMATION

Information About Profit and Assets

We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions.

Our payment technology solutions are similar around the world in that we enable our customers to accept card, check and digital-based payments. Through our Merchant Solutions segment, our offerings include, but are not limited to, authorization, settlement and funding services, customer support, chargeback resolution, terminal rental, sales and deployment, payment security services, consolidated billing and on-line reporting. In addition, we offer a wide array of enterprise software solutions that streamline business operations to customers in numerous vertical markets. We also provide a variety of value-added solutions and services, including specialty point-of-sale software, analytic and customer engagement, human capital management and payroll and reporting that assist our customers with driving demand and operating their businesses more efficiently.

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

Through our Business and Consumer Solutions segment, we provide general purpose reloadable prepaid debit and payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses in the United States. Additionally, our Business and Consumer Solutions segment provides B2B payment services and SaaS offerings that automate key procurement processes and enable virtual cards and integrated payments options.

We evaluate performance and allocate resources based on the operating income of each operating segment. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and share-based compensation costs are included in Corporate. Interest and other income, interest and other expense, income tax expense and equity in income of equity method investments are not allocated to the individual segments. We do not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies in "Note 1 - Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization was as follows:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)

Revenues (1):
Merchant Solutions	$5,665,557	$4,688,335	$4,098,580
Issuer Solutions	2,065,971	1,981,435	604,654
Business and Consumer Solutions	886,443	829,505	227,440
Intersegment eliminations	(94,209)	(75,717)	(18,782)
Consolidated revenues	$8,523,762	$7,423,558	$4,911,892

Operating income (loss) (1)(2):
Merchant Solutions	$1,725,990	$1,162,741	$1,148,975
Issuer Solutions	301,119	277,651	82,172
Business and Consumer Solutions	167,777	138,630	19,473
Corporate	(836,010)	(685,069)	(459,203)
Consolidated operating income	$1,358,876	$893,953	$791,417

Depreciation and amortization (1):
Merchant Solutions	$993,228	$948,798	$677,196
Issuer Solutions	580,304	547,299	157,799
Business and Consumer Solutions	85,108	95,720	34,914
Corporate	32,744	22,623	8,426
Consolidated depreciation and amortization	$1,691,384	$1,614,440	$878,335

(1) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates.

(2) During the years ended December 31, 2021, 2020 and 2019, operating loss for Corporate included acquisition and integration expenses of $335.5 million, $313.0 million, and $199.5 million, respectively. During the year ended December 31, 2021, operating loss for Corporate also included $56.8 million of other costs related to facilities exit activities in response to the transition to remote and flexible work arrangements. Operating income for our Merchant Solutions segment reflected the effect of acquisition and integration expenses of $56.1 million during the year ended December 31, 2019.

Entity-Wide Information

As a percentage of our total consolidated revenues, revenues from external customers in the United States were 79% for the year ended December 31, 2021, 78% for the year ended December 31, 2020, and 72% for the year ended December 31, 2019. Revenues from external customers are attributed to individual countries based on the location of the customer arrangements. Our results of operations and our financial condition are not significantly reliant upon any single customer.

Long-lived assets, excluding goodwill and other intangible assets, by location as of December 31, 2021 and 2020 were as follows:

	2021	2020

	(in thousands)

United States	$1,092,899	$1,026,884
Foreign countries	594,687	551,648
	$1,687,586	$1,578,532

NOTE 17—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We have contractual obligations related to service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at December 31, 2021 for purchase obligations were as follows (in thousands):

Year ending December 31:
2022	$497,436
2023	239,021
2024	152,084
2025	169,788
2026	201,661
2027 and thereafter	785,128
Total future minimum payments	$2,045,118

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

On September 23, 2019, a jury in the Superior Court of Dekalb County Georgia, awarded Frontline Processing Corp. ("Frontline") $135.2 million in damages, costs and attorney's fees (plus interest) following a trial of a breach of contract dispute between Frontline and Global Payments, wherein Frontline alleged that Global Payments violated provisions of the parties' Referral Agreement and Master Services Agreement. The Superior Court entered a final judgment on the verdict in favor of Frontline on September 30, 2019. We appealed the decision to the Georgia Court of Appeals. On June 30, 2021, a panel of the Georgia Court of Appeals unanimously reversed the judgment, including the entire damages award. On January 11, 2022, the Georgia Supreme Court denied Frontline’s petition for writ of certiorari and the case has been remanded back to the trial court. We previously determined that it was not probable that a loss had been incurred under the applicable accounting standard (ASC Topic 450, Contingencies); therefore, the reversal of the judgment did not affect our consolidated financial statements.

Operating Taxes

We are subject to certain taxes that are not derived based on earnings (e.g., sales, gross receipts, property, value-added and other business taxes). During the course of operations, we must interpret the meaning of various operating tax regulations in the United States and in the foreign jurisdictions in which we do business. We are subject to ongoing audits in certain jurisdictions, and taxing authorities in those various jurisdictions may arrive at different interpretations of applicable tax laws and regulations which could result in the payment of additional taxes in those jurisdictions.

BIN/ICA Agreements

We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and an Interbank Card Association ("ICA") number for Mastercard transactions, to clear credit card transactions through Visa and Mastercard. Certain of these agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2021.

GLOBAL PAYMENTS INC.
SCHEDULE II

Valuation & Qualifying Accounts
(in thousands)

(a)	(b)	(c)	(d)	(e)
Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses(2)	Deductions: Uncollectible Accounts Write-Offs (Recoveries)	Balance at End of Period

Allowance for credit losses - accounts receivable
December 31, 2019	$3,048	$18,097	$11,765	$9,380
December 31, 2020	9,380	27,107	15,879	20,608
December 31, 2021	$20,608	$12,835	$16,054	$17,389

Allowance for credit losses - settlement assets (1)
December 31, 2019	$2,788	$20,433	$19,794	$3,427
December 31, 2020	3,427	16,915	14,171	6,171
December 31, 2021	$6,171	$3,553	$6,750	$2,974

Reserve for sales allowances
December 31, 2019	$1,541	$6,370	$3,841	$4,070
December 31, 2020	4,070	14,511	7,710	10,871
December 31, 2021	$10,871	$16,881	$19,236	$8,516

Allowance for credit and operating losses - check guarantee
December 31, 2019	$5,065	$13,346	$14,490	$3,921
December 31, 2020	3,921	10,092	11,911	2,102
December 31, 2021	$2,102	$10,160	$9,725	$2,536

Reserve for contract contingencies and processing errors
December 31, 2019	$—	$5,669	$1,453	$4,216
December 31, 2020	4,216	515	1,142	3,589
December 31, 2021	$3,589	$734	$2,986	$1,337

Reserve for cardholder losses
December 31, 2019	$—	$24,391	$15,159	$9,232
December 31, 2020	9,232	61,847	61,004	10,075
December 31, 2021	$10,075	$62,751	$62,769	$10,058

Deferred income tax asset valuation allowance
December 31, 2019	$23,390	$48,652	$—	$72,042
December 31, 2020	72,042	60,489	—	132,531
December 31, 2021	$132,531	$(20,272)	$—	$112,259

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission the Internal Control — Integrated Framework (2013).

On June 10, 2021, we completed the acquisition of Zego. As permitted by the SEC rules and regulations, management's assessment did not include the internal control of the acquired operations of Zego, which are included in our consolidated financial statements as of December 31, 2021 and for the period from the acquisition date through December 31, 2021. In accordance with our integration efforts, we plan to incorporate the acquired operations of Zego into our internal control over financial reporting program within the time period provided by applicable SEC rules and regulations. The assets, excluding goodwill, of the acquired operations of Zego constituted approximately 1% of our total consolidated assets as of December 31, 2021. Operating results of the acquired operations of Zego comprised less than 1% of our total consolidated revenues and less than 1% of our consolidated operating income for the year ended December 31, 2021.

Based on the results of its evaluation, which excluded assessments of the internal control of the acquired operations of Zego, management believes that as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

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

Attestation Report of Public Accounting Firm

Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8 - Financial Statements and Supplementary Data for the year ended December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors, executive officers and our corporate governance contained under the headings "Proposal 1: Election of Directors" and "Biographical Information About Our Executive Officers" from our proxy statement to be delivered in connection with our 2022 Annual Meeting of Shareholders to be held on April 28, 2022 ("2022 Proxy Statement").

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

ITEM 11 - EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation and the report of the Compensation Committee contained under the headings "Compensation Discussion and Analysis" and "Board and Corporate Governance-Director Compensation" from our 2022 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings "Common Stock Ownership-Common Stock Ownership by Management" and "Common Stock Ownership-Common Stock Ownership by Non-Management Shareholders" from our 2022 Proxy Statement.

The following table provides certain information as of December 31, 2021 concerning the shares of our common stock that may be issued under existing equity compensation plans. For more information on these plans, see "Note 12—Share-Based Awards and Options" in the notes to the accompanying consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	897,113	$86.80	33,020,789
Equity compensation plans not approved by security holders	—	—	—
Total	897,113	$86.80	33,020,789

The number of securities remaining available for future issuance under equity compensation plans reflected in column (c) above includes 8,338,653 shares authorized for issuance under our 2011 Amended and Restated Incentive Plan (the "2011 Incentive Plan"), all of which are available for issuance pursuant to grants of full-value stock awards, 1,652,023 shares authorized under our 2000 Employee Stock Purchase Plan (the "2000 ESPP"), 13,554,740 shares authorized under our Total System Services 2017 Omnibus Plan, 7,331,435 shares authorized under our Total System Services 2012 Omnibus Plan, 1,541,327 shares authorized under our Total System Services 2007 Omnibus Plan and 602,611 shares authorized under our Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan for Options and Restricted Shares Assumed by Total System Services. We intend to issue future shares under the 2011 Incentive Plan and the 2000 ESPP only.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and our affiliates and the independence of our directors contained under the headings "Additional Information--Relationships and Related Party Transactions" and "Board and Corporate Governance-Board Independence" from our 2022 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading "Proposal Three: Ratification of Reappointment of Auditors" from our 2022 Proxy Statement.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES:

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:

(2) Financial Statement Schedules

Page Number
Schedule II, Valuation and Qualifying Accounts	102

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

4.10
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
4.15
Supplemental Indenture No. 3, dated as of February 26, 2021, between Global Payments Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 26, 2021.

4.16	Form of Global Note representing the 1.200% Senior Notes due 2026 (included in Exhibit 4.15).
4.17
Supplemental Indenture No. 4, dated as of November 22, 2021, between Global Payments Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 22, 2021.

4.18	Form of Global Note representing the Notes (included in Exhibit 4.17)
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

10.3+
Global Payments Inc. Sixth Amended and Restated Non-Employee Director Compensation Plan, dated October 24, 2019, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2019.

10.4+	Total System Services, Inc. 2017 Omnibus Plan incorporated by reference to Exhibit 10.1 to TSYS’s Current Report on Form 8-K filed on April 28, 2017.
10.5+	Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 to TSYS’ Current Report on Form 8-K filed on May 4, 2012.
10.6+	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 to TSYS’ Current Report on Form 8-K filed on April 25, 2007.
10.7+
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

10.31+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2020), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020.

10.32+
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

10.34+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2021), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021.

10.35+
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2021), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021.

10.36+
Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2021), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021.

10.37+
Form of Supplemental Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2021), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021.

10.38*
LIBOR Transition Amendment dated December 14, 2021, among Global Payments Inc. and the other borrowers party thereto, and Bank of America, N.A., as administrative agent Issuer and the other lenders and L/C/ issuers party thereto.

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.1*
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
+ Management contract or compensatory plan or arrangement.

(b) Exhibits

Page Number
Index to Exhibits	106

(c)    Financial Statement Schedules

See Item 15(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2022.

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

	Signature	Title	Date

	/s/ M. Troy Woods*	Chairman of the Board	February 18, 2022
M. Troy Woods

	/s/ Kriss Cloninger III*	Lead Independent Director	February 18, 2022
Kriss Cloninger III

	/s/ F. Thaddeus Arroyo*	Director	February 18, 2022
F. Thaddeus Arroyo

	/s/ Robert H.B. Baldwin, Jr.*	Director	February 18, 2022
Robert H.B. Baldwin, Jr.

	/s/ John G. Bruno*	Director	February 18, 2022
John G. Bruno

	/s/ William I Jacobs*	Director	February 18, 2022
William I Jacobs

	/s/ Joia M. Johnson*	Director	February 18, 2022
Joia M. Johnson

	/s/ Ruth Ann Marshall*	Director	February 18, 2022
Ruth Ann Marshall

	/s/ Connie D. McDaniel*	Director	February 18, 2022
Connie D. McDaniel

	/s/ William B. Plummer*	Director	February 18, 2022
William B. Plummer

	/s/ John T. Turner*	Director	February 18, 2022
John T. Turner

	/s/ Jeffrey S. Sloan	Director	February 18, 2022
Jeffrey S. Sloan

*By:	/s/ Jeffrey S. Sloan	Attorney-in-fact	February 18, 2022
Jeffrey S. Sloan