Form 10-Q
period 2022-03-31
GLOBAL PAYMENTS INC
filed 2022-05-02
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
The number of shares of the issuer’s common stock, no par value, outstanding as of April 28, 2022 was 281,539,612.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended March 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021

Revenues	$2,156,254	$1,990,007
Operating expenses:
Cost of service	957,158	925,246
Selling, general and administrative	823,149	789,502
	1,780,307	1,714,748
Operating income	375,947	275,259

Interest and other income	1,711	4,234
Interest and other expense	(93,283)	(83,141)
	(91,572)	(78,907)
Income before income taxes and equity in income of equity method investments	284,375	196,352
Income tax expense	52,218	20,675
Income before equity in income of equity method investments	232,157	175,677
Equity in income of equity method investments, net of tax	17,479	22,733
Net income	249,636	198,410
Net income attributable to noncontrolling interests, net of tax	(4,903)	(1,729)
Net income attributable to Global Payments	$244,733	$196,681

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.87	$0.66
Diluted earnings per share	$0.87	$0.66

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021

Net income	$249,636	$198,410
Other comprehensive income (loss):
Foreign currency translation adjustments	(32,960)	(33,567)
Income tax benefit related to foreign currency translation adjustments	670	750
Net unrealized gains on hedging activities	8,934	994
Reclassification of net unrealized losses on hedging activities to interest expense	9,445	10,838
Income tax expense related to hedging activities	(4,456)	(2,864)
Other, net of tax	—	7,775
Other comprehensive loss	(18,367)	(16,074)

Comprehensive income	231,269	182,336
Comprehensive loss attributable to noncontrolling interests	441	4,245
Comprehensive income attributable to Global Payments	$231,710	$186,581

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,045,277	$1,979,308
Accounts receivable, net	972,961	946,247
Settlement processing assets	1,450,419	1,143,539
Prepaid expenses and other current assets	683,753	641,891
Total current assets	5,152,410	4,710,985
Goodwill	24,793,799	24,813,274
Other intangible assets, net	11,292,243	11,633,709
Property and equipment, net	1,716,257	1,687,586
Deferred income taxes	22,754	12,117
Other noncurrent assets	2,457,797	2,422,042
Total assets	$45,435,260	$45,279,713
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$497,345	$484,202
Current portion of long-term debt	120,226	78,505
Accounts payable and accrued liabilities	2,550,112	2,542,256
Settlement processing obligations	1,699,491	1,358,051
Total current liabilities	4,867,174	4,463,014
Long-term debt	11,723,798	11,414,809
Deferred income taxes	2,725,980	2,793,427
Other noncurrent liabilities	723,503	739,046
Total liabilities	20,040,455	19,410,296
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at March 31, 2022 and December 31, 2021; 281,434,153 issued and outstanding at March 31, 2022 and 284,750,452 issued and outstanding at December 31, 2021	—	—
Paid-in capital	22,338,086	22,880,261
Retained earnings	3,068,683	2,982,122
Accumulated other comprehensive loss	(247,205)	(234,182)
Total Global Payments shareholders’ equity	25,159,564	25,628,201
Noncontrolling interests	235,241	241,216
Total equity	25,394,805	25,869,417
Total liabilities and equity	$45,435,260	$45,279,713

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income	$249,636	$198,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	99,665	96,372
Amortization of acquired intangibles	329,007	329,201
Amortization of capitalized contract costs	25,906	21,050
Share-based compensation expense	38,399	37,165
Provision for operating losses and credit losses	28,523	23,405
Noncash lease expense	21,555	27,066
Deferred income taxes	(80,841)	(56,390)
Equity in income of equity method investments, net of tax	(17,479)	(22,733)
Distribution received on investments	6,022	438
Other, net	6,127	(6,285)
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(34,191)	(37,141)
Settlement processing assets and obligations, net	48,198	21,714
Prepaid expenses and other assets	(115,904)	(33,128)
Accounts payable and other liabilities	25,377	262
Net cash provided by operating activities	630,000	599,406
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash acquired	(4,726)	(11,074)
Capital expenditures	(156,102)	(86,159)
Other, net	5	293
Net cash used in investing activities	(160,823)	(96,940)
Cash flows from financing activities:
Net borrowings from settlement lines of credit	16,497	108,488
Proceeds from long-term debt	1,529,157	1,987,005
Repayments of long-term debt	(1,176,496)	(1,575,435)
Payments of debt issuance costs	(1,706)	(6,819)
Repurchases of common stock	(649,654)	(802,955)
Proceeds from stock issued under share-based compensation plans	7,940	17,705
Common stock repurchased - share-based compensation plans	(26,295)	(39,437)
Distributions to noncontrolling interests	(5,534)	—
Dividends paid	(70,243)	(57,574)
Net cash used in financing activities	(376,334)	(369,022)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36,147)	(21,141)
Increase in cash, cash equivalents and restricted cash	56,696	112,303
Cash, cash equivalents and restricted cash, beginning of the period	2,123,023	2,089,771
Cash, cash equivalents and restricted cash, end of the period	$2,179,719	$2,202,074

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	284,750	$22,880,261	$2,982,122	$(234,182)	$25,628,201	$241,216	$25,869,417
Net income			244,733		244,733	4,903	249,636
Other comprehensive loss				(13,023)	(13,023)	(5,344)	(18,367)
Stock issued under share-based compensation plans	1,395	7,940			7,940		7,940
Common stock repurchased - share-based compensation plans	(195)	(26,789)			(26,789)		(26,789)
Share-based compensation expense		38,399			38,399		38,399
Repurchases of common stock	(4,516)	(561,725)	(87,929)		(649,654)		(649,654)
Distributions to noncontrolling interest					—	(5,534)	(5,534)
Cash dividends declared ($0.25 per common share)			(70,243)		(70,243)		(70,243)
Balance at March 31, 2022	281,434	$22,338,086	$3,068,683	$(247,205)	$25,159,564	$235,241	$25,394,805

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	298,332	$24,963,769	$2,570,874	$(202,273)	$27,332,370	$154,674	$27,487,044
Net income			196,681		196,681	1,729	198,410
Other comprehensive loss				(10,100)	(10,100)	(5,974)	(16,074)
Stock issued under share-based compensation plans	1,003	17,705			17,705		17,705
Common stock repurchased - share-based compensation plans	(222)	(41,529)			(41,529)		(41,529)
Share-based compensation expense		37,165			37,165		37,165
Repurchases of common stock	(3,955)	(573,787)	(209,169)		(782,956)		(782,956)
Cash dividends declared ($0.195 per common share)			(57,574)		(57,574)		(57,574)
Balance at March 31, 2021	295,158	$24,403,323	$2,500,812	$(212,373)	$26,691,762	$150,429	$26,842,191

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

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amount of assets and liabilities. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. In particular, the future magnitude, duration and effects of the COVID-19 pandemic and the invasion of Ukraine by Russia are difficult to predict at this time, and the ultimate effect could result in additional charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses.

In response to the invasion of Ukraine by Russia, economic sanctions were imposed on individuals and entities in Russia, including financial institutions, by governments around the world, including the U.S. and the European Union. As of March 31, 2022, we were in compliance with all applicable restrictions and sanctions, and our operations in Russia had not been significantly affected. As a result of additional sanctions imposed in April 2022 that will affect our ability to continue normal operations in Russia, we sold our merchant business in Russia effective April 29, 2022. Based on our current estimates, we expect to recognize a charge of approximately $130 million during the second quarter of 2022 associated with the sale, including recognition of the associated accumulated foreign currency translation losses.

These unaudited consolidated financial statements reflect the financial statement effects based upon management’s estimates and assumptions utilizing the most currently available information.

Recently issued pronouncements not yet adopted

Accounting Standards Update ("ASU") 2021-08— In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606"), at fair value on the acquisition date. ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts, which should generally result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. Adoption during an interim period requires retrospective application to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application. We are evaluating the potential effects of ASU 2021-08 on our consolidated financial statements.

NOTE 2—ACQUISITION

On June 10, 2021, we acquired Zego, a real estate technology company that provides comprehensive resident experience management software and digital commerce solutions to property managers, primarily in the United States, for cash consideration of approximately $933 million. This acquisition aligns with our technology-enabled, software driven strategy and expands our business into a new vertical market. We accounted for this transaction as a business combination, which generally requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration were as follows:

Provisional Amounts at March 31, 2022
(in thousands)
Cash and cash equivalents	$67,374
Accounts receivable	1,017
Identifiable intangible assets	473,000
Property and equipment	575
Other assets	9,051
Accounts payable and accrued liabilities	(71,006)
Deferred income tax liabilities	(13,902)
Other liabilities	(8,010)
Total identifiable net assets	458,099
Goodwill	475,147
Total purchase consideration	$933,246

As of March 31, 2022, we considered these amounts to be provisional because we were still in the process of gathering and reviewing information to support the valuation of assets acquired and liabilities assumed and to evaluate the differences in the bases of assets and liabilities for financial reporting and tax purposes. There were no measurement-period adjustments during the three months ended March 31, 2022.

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

NOTE 3—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,242,620	$385,243	$191,432	$(15,451)	$1,803,844
Europe	174,055	117,671	4,340	—	296,066
Asia Pacific	56,344	8,587	—	(8,587)	56,344
	$1,473,019	$511,501	$195,772	$(24,038)	$2,156,254

	Three Months Ended March 31, 2021
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,080,470	$378,043	$240,633	$(16,905)	$1,682,241
Europe	132,934	117,412	2,952	—	253,298
Asia Pacific	54,468	4,796	—	(4,796)	54,468
	$1,267,872	$500,251	$243,585	$(21,701)	$1,990,007

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021

	(in thousands)

Relationship-led	$752,214	$668,556
Technology-enabled	720,805	599,316
	$1,473,019	$1,267,872

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606"), requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three months ended March 31, 2022 and 2021, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of March 31, 2022 and December 31, 2021 was as follows:

	Balance Sheet Location	March 31, 2022	December 31, 2021

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$306,319	$291,914
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	$123,852	$113,366

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	$209,869	$227,783
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	$45,512	$44,502

Net contract assets were not material at March 31, 2022 or at December 31, 2021. Revenue recognized for the three months ended March 31, 2022 and 2021 from contract liability balances at the beginning of each period was $84.1 million and $85.9 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 31, 2022. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

2022	$770,573
2023	859,699
2024	600,524
2025	478,419
2026	378,490
2027	246,544
2028 and thereafter	285,701
Total	$3,619,950

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2022 and December 31, 2021, goodwill and other intangible assets consisted of the following:

	March 31, 2022	December 31, 2021

	(in thousands)

Goodwill	$24,793,799	$24,813,274
Other intangible assets:
Customer-related intangible assets	$9,683,201	$9,694,083
Acquired technologies	2,960,242	2,962,154
Contract-based intangible assets	2,251,832	2,258,676
Trademarks and trade names	1,270,797	1,271,302
	16,166,072	16,186,215
Less accumulated amortization:
Customer-related intangible assets	2,756,357	2,587,586
Acquired technologies	1,466,246	1,367,513
Contract-based intangible assets	201,402	180,975
Trademarks and trade names	449,824	416,432
	4,873,829	4,552,506
	$11,292,243	$11,633,709

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the three months ended March 31, 2022:

	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Total

	(in thousands)
Balance at December 31, 2021	$14,063,682	$7,954,453	$2,795,139	$24,813,274
Effect of foreign currency translation	(6,953)	(7,541)	(599)	(15,093)
Reallocation of goodwill	—	407,713	(407,713)	—
Measurement period adjustments	—	(4,382)	—	(4,382)
Balance at March 31, 2022	$14,056,729	$8,350,243	$2,386,827	$24,793,799

During the first quarter of 2022, the recently acquired operations of MineralTree were reassigned to the Issuer Solutions segment to reflect how the business will be managed going forward. As a result of this realignment, $407.7 million of goodwill was reallocated from the Business and Consumer Solutions segment to the Issuer Solutions segment.

There were no accumulated impairment losses for goodwill as of March 31, 2022 or December 31, 2021.

NOTE 5—LONG-TERM DEBT AND LINES OF CREDIT

As of March 31, 2022 and December 31, 2021, long-term debt consisted of the following:

	March 31, 2022	December 31, 2021

	(in thousands)

3.750% senior notes due June 1, 2023	$555,918	$557,186
4.000% senior notes due June 1, 2023	557,690	559,338
1.500% senior notes due November 15, 2024	497,430	497,185
2.650% senior notes due February 15, 2025	995,219	994,797
1.200% senior notes due March 1, 2026	1,092,495	1,092,016
4.800% senior notes due April 1, 2026	795,199	798,024
2.150% senior notes due January 15, 2027	744,008	743,695
4.450% senior notes due June 1, 2028	477,096	478,194
3.200% senior notes due August 15, 2029	1,238,401	1,238,006
2.900% senior notes due May 15, 2030	990,489	990,196
2.900% senior notes due November 15, 2031	741,926	741,716
4.150% senior notes due August 15, 2049	740,235	740,146
Unsecured term loan facility	1,990,797	1,989,793
Unsecured revolving credit facility	370,000	—
Finance lease liabilities	56,895	64,421
Other borrowings	226	8,601
Total long-term debt	11,844,024	11,493,314
Less current portion	120,226	78,505
Long-term debt, excluding current portion	$11,723,798	$11,414,809

The carrying amounts of our senior notes and term loan in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At March 31, 2022, unamortized discount on senior notes was $11.4 million, and unamortized debt issuance costs on senior notes and the unsecured term loan facility were $57.6 million. At December 31, 2021, unamortized discount on senior notes was $11.7 million and unamortized debt issuance costs on our senior notes and the unsecured term loan facility were $60.7 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At March 31, 2022, unamortized debt issuance costs on the unsecured revolving credit facility were $9.0 million, and at December 31, 2021, unamortized debt issuance costs on the unsecured revolving credit facility were $9.9 million.

At March 31, 2022, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year Ending December 31,

2022	$50,173
2023	1,300,000
2024	2,620,000
2025	1,000,000
2026	1,850,000
2027	750,000
2028 and thereafter	4,200,000
Total	$11,770,173

Long-Term Debt

As of March 31, 2022, our senior notes had a total carrying amount of $9.4 billion and an estimated fair value of $9.1 billion. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy. The fair value of other long-term debt approximated its carrying amount at March 31, 2022.

Compliance with Covenants

The unsecured term loan and revolving credit facility contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of March 31, 2022, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of March 31, 2022.

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

The table below presents information about our derivative financial instruments, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at March 31, 2022	Range of Maturity Dates at March 31, 2022	March 31, 2022	December 31, 2021

				(in thousands)

Interest rate swaps (Notional of $1,250 million at March 31, 2022 and December 31, 2021)	Accounts payable and accrued liabilities	2.73%	December 31, 2022	$11,765	$28,777

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021

	(in thousands)

Net unrealized gains recognized in other comprehensive income (loss)	$8,934	$994
Net unrealized losses reclassified out of other comprehensive income (loss) to interest expense	$9,445	$10,838

As of March 31, 2022, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $16.9 million.

Interest Expense

Interest expense was $89.3 million and $81.2 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 6—INCOME TAX

Our effective income tax rate for the three months ended March 31, 2022 was 18.4%. Our effective income tax rate for the three months ended March 31, 2022 differed favorably from the U.S. statutory rate primarily as a result of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction.

Our effective income tax rate for the three months ended March 31, 2021 was 10.5%. Our effective income tax rate for the three months ended March 31, 2021 differed favorably from the U.S. statutory rate primarily as a result of a change in the assessment of the need for a valuation allowance related to foreign tax credit carryforwards, foreign interest income not subject to tax, tax credits, the foreign-derived intangible income deduction and excess tax benefits of share-based awards.

NOTE 7—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended March 31, 2022, we repurchased and retired 4,515,626 shares of our common stock at a cost, including commissions, of $649.7 million, or $143.95 per share. During the three months ended March 31, 2021, we repurchased and retired 3,955,400 shares of our common stock at a cost including commissions, of $783.0 million, or $198.00 per share. The activity for the three months ended March 31, 2021 included the repurchase of 2,491,161 shares at an average price of $200.71 per share under an ASR agreement we entered into on February 10, 2021 with a financial institution to repurchase an aggregate of $500 million of our common stock during the ASR program purchase period, which ended on March 31, 2021. As of March 31, 2022, the remaining amount available under our share repurchase program was $1,707.0 million.

On April 28, 2022, our board of directors declared a dividend of $0.25 per share payable on June 24, 2022 to common shareholders of record as of June 10, 2022.

NOTE 8—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended
	March 31, 2022	March 31, 2021

	(in thousands)

Share-based compensation expense	$38,399	$37,165
Income tax benefit	$9,679	$8,399

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the three months ended March 31, 2022:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2021	1,640	$184.90
Granted	1,428	138.21
Vested	(535)	174.51
Forfeited	(22)	167.59
Unvested at March 31, 2022	2,511	$160.68

The total fair value of restricted stock and performance awards vested during the three months ended March 31, 2022 and March 31, 2021 was $93.3 million and $86.1 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $35.1 million and $33.5 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $333.5 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.4 years.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2022:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2021	1,172	$107.44	5.8	$47.4
Granted	154	136.02
Exercised	(4)	16.89
Outstanding at March 31, 2022	1,322	$111.06	5.9	$48.5

Options vested and exercisable at March 31, 2022	1,053	$97.96	5.1	$48.4

We recognized compensation expense for stock options of $1.8 million and $2.4 million during the three months ended March 31, 2022 and 2021, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $0.6 million and $20.6 million, respectively. As of March 31, 2022, we had $14.0 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.3 years.

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $48.88 and $65.99, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2022	March 31, 2021

Risk-free interest rate	1.87%	0.59%
Expected volatility	40%	40%
Dividend yield	0.56%	0.44%
Expected term (years)	5	5

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

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the three months ended March 31, 2022 excluded approximately 388,355 shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. There were no such shares for the three months ended March 31, 2021.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021

	(in thousands)

Basic weighted-average number of shares outstanding	282,100	296,425
Plus: Dilutive effect of stock options and other share-based awards	467	1,246
Diluted weighted-average number of shares outstanding	282,567	297,671

NOTE 10 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

	March 31, 2022	December 31, 2021

	(in thousands)
Cash and cash equivalents	$2,045,277	$1,979,308
Restricted cash included in prepaid expenses and other current assets	134,442	143,715
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,179,719	$2,123,023

Accounts payable and accrued liabilities

At March 31, 2022 and December 31, 2021, accounts payable and accrued liabilities in the consolidated balance sheet included obligations totaling $3.6 million and $14.5 million, respectively, for employee termination benefits resulting from integration activities related to our merger with Total System Services, Inc. (the "Merger"). During the three months ended March 31, 2021, we recognized charges for employee termination benefits of $25.2 million, which included $0.5 million of share-based compensation expense. These charges are recorded within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes. Employee termination benefits from Merger-related integration activities were substantially complete as of December 31, 2021, and there were no significant charges recognized during the three months ended March 31, 2022. Any remaining obligations are expected to be paid within the next 12 months.

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three months ended March 31, 2022 and 2021:

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2021	$(182,949)	$(48,490)	$(2,743)	$(234,182)
Other comprehensive (loss) income	(26,946)	13,923	—	(13,023)
Balance at March 31, 2022	$(209,895)	$(34,567)	$(2,743)	$(247,205)

Balance at December 31, 2020	$(114,227)	$(81,543)	$(6,503)	$(202,273)
Other comprehensive (loss) income	(26,843)	8,968	7,775	(10,100)
Balance at March 31, 2021	$(141,070)	$(72,575)	$1,272	$(212,373)

Other comprehensive loss attributable to noncontrolling interests, which relates only to foreign currency translation, was $5.3 million and $6.0 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 12—SEGMENT INFORMATION

We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. We evaluate performance and allocate resources based on the operating income of each operating segment. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and share-based compensation costs are included in Corporate. Interest and other income, interest and other expense, income tax expense and equity in income of equity method investments, net of tax, are not allocated to the individual segments. We do not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2021 and our summary of significant accounting policies in "Note 1 - Basis of Presentation and Summary of Significant Accounting Policies." During the first quarter of 2022, the recently acquired operations of MineralTree were reassigned to the Issuer Solutions segment to reflect how the business will be managed going forward.

Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization was as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021

	(in thousands)

Revenues:(1)
Merchant Solutions	$1,473,019	$1,267,872
Issuer Solutions	511,501	500,251
Business and Consumer Solutions	195,772	243,585
Intersegment eliminations	(24,038)	(21,701)
Consolidated revenues	$2,156,254	$1,990,007

Operating income (loss)(1)(2):
Merchant Solutions	$444,530	$339,989
Issuer Solutions	58,102	68,455
Business and Consumer Solutions	33,658	61,923
Corporate	(160,343)	(195,108)
Consolidated operating income	$375,947	$275,259

Depreciation and amortization:(1)
Merchant Solutions	$249,961	$250,596
Issuer Solutions	152,123	144,609
Business and Consumer Solutions	20,269	21,920
Corporate	6,319	8,448
Consolidated depreciation and amortization	$428,672	$425,573

(1) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates.

(2) Operating loss for Corporate included acquisition and integration expenses of $48.2 million and $90.1 million during the three months ended March 31, 2022 and 2021, respectively.

NOTE 13—COMMITMENTS AND CONTINGENCIES

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

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements.

Executive Overview

We are a leading payments technology company delivering innovative software and services to our customers globally. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world.

We have grown organically as well as through acquisitions. We continue to invest in new technology solutions and innovation, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers, along with migration of certain underlying technology platforms to cloud environments to enhance performance, improve speed to market and drive cost efficiencies. We continue to execute on merger and integration activities, such as combining business operations, streamlining technology infrastructure, eliminating duplicative corporate and operational support structures and realizing scale efficiencies. We have also recently commenced a strategic evaluation of the consumer portion of our Business and Consumer Solutions segment with the intent to focus on our growing business-to-business portfolio of assets.

Highlights related to our financial condition at March 31, 2022 and results of operations for the three months then ended include the following:

•Consolidated revenues for the three months ended March 31, 2022 increased to $2,156.3 million compared to $1,990.0 million for the prior year. The increase in consolidated revenues was primarily due to an increase in transaction volumes as a result of growth in customer base, acceleration in the use of digital payment solutions and continued economic recovery from the effects of the COVID-19 pandemic.

•Consolidated operating income for the three months ended March 31, 2022 increased to $375.9 million compared to $275.3 million for the prior year. Operating margin for the three months ended March 31, 2022 increased to 17.4% compared to 13.8% for the prior year. The increase in consolidated operating income and operating margin for the three months ended March 31, 2022 was primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and lower acquisition and integration expenses.

Effect of COVID-19 and Other Global Events
The COVID-19 pandemic has caused and may continue to cause significant disruptions to businesses and markets worldwide through the continued spread of the virus, including through a resurgence of COVID-19 cases or emergence of new virus variants in certain jurisdictions. The pandemic and measures to prevent its spread have affected and may continue to affect our financial results in various geographic locations as a result of volatility in spending and transaction volumes as governments implement or ease restrictions in response to the virus. While we continue to see signs of economic recovery, which has positively affected our financial results, the rate of recovery on a global basis has been and may continue to be affected by additional developments related to COVID-19.

At the onset of the pandemic, we took early actions to preserve our available capital and provide financial flexibility in response to the effects of COVID-19 on our business, including the temporary reduction of certain operating expenses, employee compensation costs, other discretionary spending and planned capital expenditures, adding to the strength of our financial profile. Certain operating expenses, capital expenditures and other investments in the business have returned to more normalized levels. We expect to continue to make significant capital investments in the business while also continuing to manage other discretionary spending. We continue to closely monitor the COVID-19 pandemic; however, the implications on future global economic conditions and related effects on our business and financial condition are difficult to predict due to continuing uncertainties around the ultimate severity, scope and duration of the pandemic, vaccine administration rates and efficacy, resurgence of COVID-19 cases and emergence of new virus variants and the direction or extent of current or future restrictive actions that may be imposed by governments or public health authorities.

We also continue to evaluate the potential effects on our business from other economic conditions and global events, including the situation in Ukraine and Russia that began in February 2022. In response to the invasion of Ukraine by Russia, economic sanctions were imposed on individuals and entities in Russia, including financial institutions, by governments around the world, including the U.S. and the European Union. Our business in Russia represents an immaterial portion of our operations and financial results. In 2021, Russia contributed less than one half of one percent of total consolidated revenues. We have no team members or operations in Ukraine. As a result of additional sanctions imposed in April 2022 that will affect our ability to continue normal operations in Russia, we sold our merchant business in Russia effective April 29, 2022. Based on our current estimates, we expect to recognize a charge of approximately $130 million during the second quarter of 2022 associated with the sale. The invasion of Ukraine by Russia and the sanctions and other measures imposed in response to this situation have increased the level of economic and political uncertainty in Russia and other areas of the world. Risks associated with heightened geopolitical and economic instability include, among others, reduction in consumer, government or corporate spending, international sanctions, embargoes, heightened inflation, volatility in global financial markets and foreign currency rates, increased cyber disruptions and higher supply chain costs. We continue to take actions to comply with all applicable restrictions and sanctions. The extent to which the effects of the invasion of Ukraine by Russia will affect the global economy and our operations outside of Russia is difficult to predict at this time. However, a significant escalation or expansion of the scope or of the related economic disruption could have an adverse effect on our business and financial results.

We also continue to monitor other potential effects on our financial statements as a result of these global developments, including fluctuations in foreign currency. Certain of our operations are conducted in foreign currencies. Recently, the US dollar has strengthened against certain foreign currencies in the markets in which we operate. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. For the three months ended March 31, 2022, currency exchange rate fluctuations decreased our consolidated revenues by approximately $14.7 million and decreased our operating income by approximately $4.7 million, calculated by converting revenues and operating income for the current year in local currencies using exchange rates for the prior year. A continuation or worsening of conditions could result in adverse effect on our future financial results; however, we are unable to predict the extent of the potential effect on our financial results.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results, see “Item 1A – Risk Factors” included in Item 1 of this Quarterly Report and the section entitled "Risk Factors" in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. We evaluate performance and allocate resources based on the operating income of each operating segment. For further information about our reportable segments, see "Item 1. Business—Business Segments" within our Annual Report on Form 10-K for the year ended December 31, 2021, incorporated herein by reference, and "Note 12—Segment Information" in the notes to the accompanying unaudited consolidated financial statements.

The following table sets forth key selected financial data for the three months ended March 31, 2022 and 2021, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the three months ended March 31, 2022 and 2021 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 - Financial Statements.

	Three Months Ended March 31, 2022	% of Revenues(1)	Three Months Ended March 31, 2021	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$1,473,019	68.3%	$1,267,872	63.7%	$205,147	16.2%
Issuer Solutions	511,501	23.7%	500,251	25.1%	11,250	2.2%
Business and Consumer Solutions	195,772	9.1%	243,585	12.2%	(47,813)	(19.6)%
Intersegment eliminations	(24,038)	(1.1)%	(21,701)	(1.1)%	(2,337)	10.8%
Consolidated revenues	$2,156,254	100.0%	$1,990,007	100.0%	$166,247	8.4%

Consolidated operating expenses(2):
Cost of service	$957,158	44.4%	$925,246	46.5%	$31,912	3.4%
Selling, general and administrative	823,149	38.2%	789,502	39.7%	33,647	4.3%
Operating expenses	$1,780,307	82.6%	$1,714,748	86.2%	$65,559	3.8%

Operating income (loss)(2)(3):
Merchant Solutions	$444,530	20.6%	$339,989	17.1%	$104,541	30.7%
Issuer Solutions	58,102	2.7%	68,455	3.4%	(10,353)	(15.1)%
Business and Consumer Solutions	33,658	1.6%	61,923	3.1%	(28,265)	(45.6)%
Corporate	(160,343)	(7.4)%	(195,108)	(9.8)%	34,765	(17.8)%
Operating income	$375,947	17.4%	$275,259	13.8%	$100,688	36.6%

Operating margin(2):
Merchant Solutions	30.2%		26.8%		3.4%
Issuer Solutions	11.4%		13.7%		(2.3)%
Business and Consumer Solutions	17.2%		25.4%		(8.2)%

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, consolidated operating expenses, operating income (loss) and operating margin reflect the effects of acquired businesses from the respective acquisition dates. During the first quarter of 2022, the recently acquired operations of MineralTree were reassigned to the Issuer Solutions segment to reflect how the business will be managed going forward.

(3) Operating loss for Corporate included acquisition and integration expenses of $48.2 million and $90.1 million during the three months ended March 31, 2022 and 2021, respectively.

Revenues

Consolidated revenues for the three months ended March 31, 2022 increased by 8.4% to $2,156.3 million compared to $1,990.0 million for the prior year. The increase in revenues for the three months ended March 31, 2022 was primarily due to an increase in transaction volumes as a result of growth in customer base, acceleration in the use of digital payment solutions and continued economic recovery from the effects of the COVID-19 pandemic. While we continue to see signs of economic recovery, which has positively affected our financial results in the first quarter of 2022 compared to the first quarter of 2021, the rate of recovery on a global basis has been and may continue to be affected by additional developments related to COVID-19.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the three months ended March 31, 2022 increased by 16.2% to $1,473.0 million compared to $1,267.9 million for the prior year. The increase in revenues for the three months ended March 31, 2022 was primarily due to an increase in transaction volumes as a result of growth in customer base, acceleration in the use of digital payment solutions and continued economic recovery from the effects of the COVID-19 pandemic.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the three months ended March 31, 2022 increased by 2.2% to $511.5 million compared to $500.3 million for the prior year. The increase in revenues for the three months ended March 31, 2022 was primarily due to an increase in transaction volumes from continued economic recovery from the effects of the COVID-19 pandemic and the inclusion of the recently acquired MineralTree business within the Issuer Solutions Segment beginning with the first quarter of 2022.

Business and Consumer Solutions Segment. Revenues from our Business and Consumer Solutions segment for the three months ended March 31, 2022 were $195.8 million compared to $243.6 million for the prior year. Revenues for the three months ended March 31, 2021 were favorably affected by additional spending volumes driven by individual stimulus payments and supplementary unemployment amounts distributed to our customers by the U.S. government in the first quarter of 2021, which did not recur in the first quarter of 2022.

Operating Expenses

Cost of Service. Cost of service for the three months ended March 31, 2022 increased by 3.4% to $957.2 million compared to $925.2 million for the prior year. Cost of service as a percentage of revenues decreased to 44.4% for the three months ended March 31, 2022 compared to 46.5% for the prior year. The increase in cost of service was primarily due to higher variable costs associated with the increase in revenues. The decrease in cost of service as a percentage of revenues was primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues. Cost of service includes amortization of acquired intangibles, which were $329.0 million and $329.2 million for the three months ended March 31, 2022 and 2021, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2022 increased by 4.3% to $823.1 million compared to $789.5 million for the prior year. Selling, general and administrative expenses as a percentage of revenues decreased to 38.2% for the three months ended March 31, 2022 compared to 39.7% for the prior year. The increase in selling, general and administrative expenses was primarily due to an increase in variable selling and other costs related to the increase in revenues. The decrease in selling, general and administrative expenses as a percentage of revenues is primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and lower acquisition and integration expenses in the current year. Selling, general and administrative expenses included acquisition and integration expenses of $51.0 million and $91.8 million for the three months ended March 31, 2022 and 2021, respectively.

Corporate. Corporate expenses for the three months ended March 31, 2022 decreased by $34.8 million to $160.3 million compared to $195.1 million for the prior year. The decrease for the three months ended March 31, 2022 was primarily due to lower acquisition and integration expenses, which were $48.2 million for the three months ended March 31, 2022 compared to $90.1 million for the three months ended March 31, 2021.

Operating Income and Operating Margin

Consolidated operating income for the three months ended March 31, 2022 increased to $375.9 million compared to $275.3 million for the prior year. Operating margin for the three months ended March 31, 2022 increased to 17.4% compared to 13.8% for the prior year. The increase in consolidated operating income and operating margin was primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and lower acquisition and integration expenses.

Segment Operating Income and Operating Margin. Operating income and operating margin in our Merchant Solutions segment for the three months ended March 31, 2022 increased compared to the three months ended March 31, 2021 primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued management of discretionary spending, slightly offset by incremental expenses related to continued investment in new product, innovation and our technology environments. In our Issuer Solutions segment, operating income and operating margin for the three months ended March 31, 2022 decreased compared to the three months ended March 31, 2021 primarily due to the recently acquired operations of MineralTree. In our Business and Consumer Solutions segment, operating income and operating margin for the three months ended March 31, 2021 were favorably affected by additional stimulus payments and supplementary unemployment amounts distributed by the U.S. government in the first quarter of 2021, which did not recur in the first quarter of 2022.

Other Income/Expense, Net

Interest and other expense for the three months ended March 31, 2022 increased to $93.3 million compared to $83.1 million for the prior year, as a result of the increase in our average outstanding borrowings and higher average interest rates on outstanding borrowings, as the average LIBOR rate was higher during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Income Tax Expense

Our effective income tax rate for the three months ended March 31, 2022 was 18.4%, and our effective income tax rate for the three months ended March 31, 2021 was 10.5%. The increase in our effective tax rate for the three months ended March 31, 2022 was primarily the result of a change in the assessment of the need for a valuation allowance related to foreign credit carryforwards that favorably affected the rate for the three months ended March 31, 2021, and a lower tax benefit on share-based awards in the current year.

Net Income Attributable to Global Payments

Net income attributable to Global Payments increased to $244.7 million for the three months ended March 31, 2022 compared to $196.7 million for the prior year, reflecting the increase in operating income.

Diluted Earnings per Share

Diluted earnings per share was $0.87 for the three months ended March 31, 2022 compared to $0.66 for the prior year. Diluted earnings per share for the three months ended March 31, 2022 reflects the increase in net income and the decrease in the weighted-average number of shares outstanding.

Liquidity and Capital Resources

We have numerous sources of capital, including cash on hand and cash flows generated from operations as well as various sources of financing. In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows and borrowings, including the capacity under our credit facilities.

Our capital allocation priorities are to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, to pay principal and interest on our outstanding debt and to repurchase shares of our common stock. Our significant contractual cash requirements also include ongoing payments for lease liabilities and contractual obligations related to service arrangements with suppliers for fixed or minimum amounts, which primarily relate to software, technology infrastructure and related services. Commitments under our borrowing arrangements are further described in "Note 5—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." For additional information regarding our other cash commitments and contractual obligations, see "Note 6—Leases," and “Note 17—Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while optimizing our cost of capital and financial position. To supplement cash from operating activities, we use a combination of bank financing, such as borrowings under our credit facilities, and senior note issuances for general corporate purposes and to fund acquisitions. In addition, specialized lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card networks.

We believe that our current level of cash and borrowing capacity under our senior unsecured revolving credit facility, together with expected future cash flows from operations, will be sufficient to meet both the near-term and long-term needs of our existing operations and planned requirements. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future through the issuance of debt or equity or by other means. Accumulated cash balances are invested in high-quality, marketable short-term instruments.

At March 31, 2022, we had cash and cash equivalents totaling $2,045.3 million. Of this amount, we considered $797.3 million to be available for general purposes, of which $33.1 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $797.3 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $134.4 million as of March 31, 2022, representing amounts deposited by customers for prepaid card transactions. These balances are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $630.0 million and $599.4 million for the three months ended March 31, 2022 and 2021, respectively, which reflect net income adjusted for noncash items, including depreciation and amortization and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations and accounts payable and other liabilities balances. The increase in cash flows from operating activities from the prior year was primarily due to an increase in earnings and an increase in accounts payable and other liabilities balances due to timing of month-end and transaction volume, partially offset by an increase in prepaid expenses and other assets as a result of additional capitalized contract costs, capitalized implementation costs associated with cloud computing arrangements and timing associated with other prepaid services.

We used net cash in investing activities of $160.8 million and $96.9 million during the three months ended March 31, 2022 and 2021, respectively, primarily to fund acquisitions and capital expenditures. During the three months ended March 31, 2022 and 2021, we used cash of $4.7 million and $11.1 million, respectively, for acquisitions. We made capital expenditures of $156.1 million and $86.2 million during the three months ended March 31, 2022 and 2021, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make significant capital investments in the business, and we anticipate capital expenditures to remain as a similar percentage of revenues for the year ending December 31, 2022 as compared to the year ended December 31, 2021.

Financing activities include borrowings and repayments under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 5—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. We used net cash in financing activities of $376.3 million and $369.0 million during the three months ended March 31, 2022 and 2021, respectively.

Proceeds from long-term debt were $1,529.2 million and $1,987.0 million for the three months ended March 31, 2022 and 2021, respectively. Repayments of long-term debt were $1,176.5 million and $1,575.4 million for the three months ended March 31, 2022 and 2021, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our revolving credit facility, as well as scheduled principal repayments we make on our term loans. On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due February 2026. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the three months ended March 31, 2022 and 2021, we had net borrowings from settlement lines of credit of $16.5 million and $108.5 million, respectively.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended March 31, 2022 and 2021, we used $649.7 million and $803.0 million, respectively, to repurchase shares of our common stock. The activity for the three months ended March 31, 2021 included the repurchase of 2,491,161 shares at an average price of $200.71 per share under an ASR agreement we entered into on February 10, 2021 with a financial institution to repurchase an aggregate of $500 million of our common stock during the ASR program purchase period, which ended on March 31, 2021. As of March 31, 2022, we had $1,707.0 million of share repurchase authority remaining under our share repurchase program.

We paid dividends to our common shareholders in the amounts of $70.2 million and $57.6 million during the three months ended March 31, 2022 and 2021, respectively. Additionally, during the three months ended March 31, 2022, we made distributions to noncontrolling interests in the amount of $5.5 million.

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

Senior Unsecured Credit Facilities

As of March 31, 2022, borrowings outstanding under the term loan and revolving credit facility were $2.0 billion and $0.4 billion, respectively.

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of March 31, 2022, the total available commitments under the revolving credit facility were $1.7 billion.

Compliance with Covenants

The senior unsecured term loan and revolving credit facility contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of March 31, 2022, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of March 31, 2022.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of March 31, 2022, a total of $79.3 million of cash on deposit was used to determine the available credit.

As of March 31, 2022, we had $497.3 million outstanding under these lines of credit with additional capacity to fund settlement of $1.7 billion. During the three months ended March 31, 2022, the maximum and average outstanding balances under these lines of credit were $814.7 million and $442.3 million, respectively. The weighted-average interest rate on these borrowings was 2.29% at March 31, 2022.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors, among others, that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include the effects of global economic, political, market, health and social events or other conditions, including the effects and duration of, and actions taken in response to, the COVID-19 pandemic and the evolving situation involving Ukraine and Russia; our ability to meet our liquidity needs in light of the effects of the COVID-19 pandemic or otherwise; difficulties, delays and higher than anticipated costs related to integrating the businesses of Global Payments and Total System Services, Inc., including with respect to implementing controls to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; the effect of a security breach or operational failure on the Company's business; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain, develop and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness, foreign currency exchange and interest rate risks; our ability to meet environmental, social and governance targets, goals and commitments; the potential effects of climate change including natural disasters; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards on us or our partners and customers, including privacy and cybersecurity laws and regulations; and other events beyond our control, and other factors presented in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q, which we advise you to review. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A—RISK FACTORS

The following risk factor is an update to our previously disclosed risk factors and should be considered in conjunction with the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2021.

We are subject to economic and geopolitical risk, the business cycles and credit risk of our customers and the overall level of consumer, business and government spending, which could negatively affect our business, financial condition, results of operations and cash flows.

The global payments technology industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, spending, and discretionary income and changes in consumer purchasing habits. Adverse economic conditions may negatively affect our financial performance by reducing the number or average purchase amount of transactions made using digital payments. A reduction in the amount of consumer spending could result in a decrease in our revenues and profits. If our merchants make fewer sales to consumers using digital payments, or consumers using digital payments spend less per transaction, we will have fewer transactions to process or lower transaction amounts, each of which would contribute to lower revenues. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. Any of these developments could have a material adverse effect on our financial position and results of operations.

A downturn in the economy could force merchants, financial institutions or other customers to close or petition for bankruptcy protection, resulting in lower revenue and earnings for us and greater exposure to potential credit losses and future transaction declines. We also have a certain amount of fixed costs, including rent, debt service, and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy. Changes in economic conditions could also adversely affect our future revenues and profits and have a materially adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, our business, growth, financial condition or results of operations could be materially adversely affected by political and economic instability or changes in a country’s or region’s economic conditions, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, increased difficulty of conducting business in a country or region due to actual or potential political or military conflict or action by the United States or foreign governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities. Risks associated with heightened geopolitical and economic instability, such as those resulting from the invasion of Ukraine by Russia, include among others, reduction in consumer, government or corporate spending, international sanctions, embargoes, heightened inflation, volatility in global financial markets, increased cyber disruptions or attacks, higher supply chain costs and increased tensions between the United States and countries in which we operate, which could result in charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses, and could adversely affect our financial position and results of operations. To the extent the invasion of Ukraine by Russia adversely affects our business, it may also have the effect of heightening many other risks disclosed in our Annual

Report on Form 10-K for the year ended December 31, 2021, any of which could materially adversely affect our business, financial condition, access to financing, results of operations and liquidity.

Climate-related events, including extreme weather events and natural disasters and their effect on critical infrastructure in the U.S. or internationally, could have similar adverse effects on our operations, customers or third-party suppliers. Furthermore, our shareholders, customers and other stakeholders have begun to consider how corporations are addressing Environmental, Social and Governance ("ESG") issues. Government regulators, investors, customers and the general public are increasingly focused on ESG practices and disclosures, and views about ESG are diverse and rapidly changing. These shifts in investing priorities may result in adverse effects on the trading price of the Company's common stock if investors determine that the Company has not made sufficient progress on ESG matters. We could also face potential negative ESG-related publicity in traditional media or social media if shareholders or other stakeholders determine that we have not adequately considered or addressed ESG matters. We have been the recipient of proposals from shareholders to promote their governance positions. Shareholders are increasingly submitting proposals related to a variety of ESG issues to public companies, and we may receive other such proposals in the future. Such proposals may not be in the long-term interests of the Company or our stockholders and may divert management’s attention away from operational matters or create the impression that our practices are inadequate.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended March 31, 2022 is set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
January 1-31, 2022	2,881,470	$145.75	2,881,470	$—
February 1-28, 2022	1,748,195	140.87	1,557,503	—
March 1-31, 2022	81,122	130.71	76,653	—
Total	4,710,787	$143.68	4,515,626	$1,707.0

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions. During the quarter ended March 31, 2022, pursuant to our employee incentive plans, we withheld 195,161 shares, at an average price per share of $137.52, in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of March 31, 2022, we had $1,707.0 million of share repurchase authority remaining under our share repurchase program. The board authorization does not expire but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

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

3.3	Tenth Amended and Restated Bylaws of Global Payments Inc., incorporated by reference to Exhibit 3.2 to Global Payment Inc.’s Current Report on Form 8-K filed on May 1, 2020.
10.1*	Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2022).
10.2*	Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2022).
10.3*	Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2022).
10.4*	Global Payments Inc. Seventh Amended and Restated Non-Employee Director Compensation Plan, dated March 24, 2022.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: May 2, 2022	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)