Form 10-Q
period 2022-06-30
GLOBAL PAYMENTS INC
filed 2022-08-01
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
The number of shares of the issuer’s common stock, no par value, outstanding as of July 28, 2022 was 277,162,888.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended June 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	June 30, 2022	June 30, 2021

Revenues	$2,280,906	$2,137,437
Operating expenses:
Cost of service	962,299	936,310
Selling, general and administrative	863,179	838,569
Impairment of goodwill	833,075	—
Loss on business dispositions	152,211	—
	2,810,764	1,774,879
Operating (loss) income	(529,858)	362,558

Interest and other income	2,956	5,455
Interest and other expense	(99,188)	(80,556)
	(96,232)	(75,101)
(Loss) income before income taxes and equity in income of equity method investments	(626,090)	287,457
Income tax expense	52,776	60,808
(Loss) income before equity in income of equity method investments	(678,866)	226,649
Equity in income of equity method investments, net of tax	13,815	40,164
Net (loss) income	(665,051)	266,813
Net income attributable to noncontrolling interests, net of tax	(7,948)	(3,223)
Net (loss) income attributable to Global Payments	$(672,999)	$263,590

(Loss) earnings per share attributable to Global Payments:
Basic (loss) earnings per share	$(2.42)	$0.89
Diluted (loss) earnings per share	$(2.42)	$0.89

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Six Months Ended
	June 30, 2022	June 30, 2021

Revenues	$4,437,160	$4,127,444
Operating expenses:
Cost of service	1,919,457	1,861,556
Selling, general and administrative	1,686,328	1,628,071
Impairment of goodwill	833,075	—
Loss on business dispositions	152,211	—
	4,591,071	3,489,627
Operating (loss) income	(153,911)	637,817

Interest and other income	4,667	9,689
Interest and other expense	(192,471)	(163,697)
	(187,804)	(154,008)
(Loss) income before income taxes and equity in income of equity method investments	(341,715)	483,809
Income tax expense	104,994	81,483
(Loss) income before equity in income of equity method investments	(446,709)	402,326
Equity in income of equity method investments, net of tax	31,294	62,897
Net (loss) income	(415,415)	465,223
Net income attributable to noncontrolling interests, net of tax	(12,851)	(4,952)
Net (loss) income attributable to Global Payments	$(428,266)	$460,271

(Loss) earnings per share attributable to Global Payments:
Basic (loss) earnings per share	$(1.53)	$1.56
Diluted (loss) earnings per share	$(1.53)	$1.55

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	June 30, 2022	June 30, 2021

Net (loss) income	$(665,051)	$266,813
Other comprehensive income (loss):
Foreign currency translation adjustments	(210,882)	32,671
Reclassification of accumulated foreign currency translation losses to net loss as a result of the sale of a foreign entity	62,925	—
Income tax benefit related to foreign currency translation adjustments	963	4,242
Net unrealized gains (losses) on hedging activities	5,051	(410)
Reclassification of net unrealized losses on hedging activities to interest expense	7,534	9,662
Income tax expense related to hedging activities	(3,052)	(2,225)
Other, net of tax	—	(1,549)
Other comprehensive (loss) income	(137,461)	42,391

Comprehensive (loss) income	(802,512)	309,204
Comprehensive loss (income) attributable to noncontrolling interests	5,540	(5,948)
Comprehensive (loss) income attributable to Global Payments	$(796,972)	$303,256

	Six Months Ended
	June 30, 2022	June 30, 2021

Net (loss) income	$(415,415)	$465,223
Other comprehensive income (loss):
Foreign currency translation adjustments	(243,843)	(895)
Reclassification of accumulated foreign currency translation losses to net loss as a result of the sale of a foreign entity	62,925	—
Income tax benefit related to foreign currency translation adjustments	1,634	4,991
Net unrealized gains on hedging activities	13,985	584
Reclassification of net unrealized losses on hedging activities to interest expense	16,979	20,500
Income tax expense related to hedging activities	(7,508)	(5,089)
Other, net of tax	—	6,226
Other comprehensive (loss) income	(155,828)	26,317

Comprehensive (loss) income	(571,243)	491,540
Comprehensive loss (income) attributable to noncontrolling interests	5,981	(1,703)
Comprehensive (loss) income attributable to Global Payments	$(565,262)	$489,837

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,933,309	$1,979,308
Accounts receivable, net	989,172	946,247
Settlement processing assets	1,544,124	1,143,539
Current assets held for sale	65,998	4,779
Prepaid expenses and other current assets	684,393	637,112
Total current assets	5,216,996	4,710,985
Goodwill	23,496,495	24,813,274
Other intangible assets, net	10,272,685	11,633,709
Property and equipment, net	1,689,292	1,687,586
Deferred income taxes	30,564	12,117
Noncurrent assets held for sale	1,087,411	—
Other noncurrent assets	2,382,381	2,422,042
Total assets	$44,175,824	$45,279,713
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$469,540	$484,202
Current portion of long-term debt	1,279,743	78,505
Accounts payable and accrued liabilities	2,338,867	2,542,256
Settlement processing obligations	1,799,689	1,358,051
Current liabilities held for sale	93,966	—
Total current liabilities	5,981,805	4,463,014
Long-term debt	10,883,721	11,414,809
Deferred income taxes	2,626,096	2,793,427
Noncurrent liabilities held for sale	4,670	—
Other noncurrent liabilities	703,005	739,046
Total liabilities	20,199,297	19,410,296
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at June 30, 2022 and December 31, 2021; 277,032,813 issued and outstanding at June 30, 2022 and 284,750,452 issued and outstanding at December 31, 2021	—	—
Paid-in capital	21,800,574	22,880,261
Retained earnings	2,326,259	2,982,122
Accumulated other comprehensive loss	(371,178)	(234,182)
Total Global Payments shareholders’ equity	23,755,655	25,628,201
Noncontrolling interests	220,872	241,216
Total equity	23,976,527	25,869,417
Total liabilities and equity	$44,175,824	$45,279,713

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net (loss) income	$(415,415)	$465,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	199,875	193,574
Amortization of acquired intangibles	656,373	654,042
Amortization of capitalized contract costs	53,113	43,975
Share-based compensation expense	85,414	80,490
Provision for operating losses and credit losses	57,929	50,802
Noncash lease expense	43,036	54,533
Deferred income taxes	(180,001)	(91,177)
Equity in income of equity method investments, net of tax	(31,294)	(62,897)
Distribution received on investments	8,212	20,305
Impairment of goodwill	833,075	—
Loss on business dispositions	152,211	—
Other, net	9,361	(6,340)
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(80,580)	(91,580)
Settlement processing assets and obligations, net	69,595	25,312
Prepaid expenses and other assets	(191,652)	(151,353)
Accounts payable and other liabilities	(71,119)	(75,268)
Net cash provided by operating activities	1,198,133	1,109,641
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash acquired	(9,931)	(943,108)
Capital expenditures	(324,027)	(219,579)
Effect on cash from sale of business	(29,755)	—
Other, net	16	742
Net cash used in investing activities	(363,697)	(1,161,945)
Cash flows from financing activities:
Net borrowings from settlement lines of credit	4,139	134,245
Proceeds from long-term debt	2,954,156	2,820,988
Repayments of long-term debt	(2,276,488)	(1,830,258)
Payments of debt issuance costs	(1,706)	(8,569)
Repurchases of common stock	(1,249,994)	(1,072,934)
Proceeds from stock issued under share-based compensation plans	23,619	29,304
Common stock repurchased - share-based compensation plans	(26,972)	(49,664)
Distributions to noncontrolling interests	(14,363)	—
Payment of contingent consideration in business combination	(15,726)	—
Dividends paid	(139,315)	(114,875)
Net cash used in financing activities	(742,650)	(91,763)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(114,968)	(5,980)
Decrease in cash, cash equivalents and restricted cash	(23,182)	(150,047)
Cash, cash equivalents and restricted cash, beginning of the period	2,123,023	2,089,771
Cash, cash equivalents and restricted cash, end of the period	$2,099,841	$1,939,724

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2022	281,434	$22,338,086	$3,068,683	$(247,205)	$25,159,564	$235,241	$25,394,805
Net (loss) income			(672,999)		(672,999)	7,948	(665,051)
Other comprehensive loss				(123,973)	(123,973)	(13,488)	(137,461)
Stock issued under share-based compensation plans	125	15,680			15,680		15,680
Common stock repurchased - share-based compensation plans	(2)	(220)			(220)		(220)
Share-based compensation expense		47,014			47,014		47,014
Repurchases of common stock	(4,524)	(599,986)	(352)		(600,338)		(600,338)
Distributions to noncontrolling interest					—	(8,829)	(8,829)
Cash dividends declared ($0.25 per common share)			(69,073)		(69,073)		(69,073)
Balance at June 30, 2022	277,033	$21,800,574	$2,326,259	$(371,178)	$23,755,655	$220,872	$23,976,527

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2021	295,158	$24,403,323	$2,500,812	$(212,373)	$26,691,762	$150,429	$26,842,191
Net income			263,590		263,590	3,223	266,813
Other comprehensive income				39,666	39,666	2,725	42,391
Stock issued under share-based compensation plans	78	11,599			11,599		11,599
Common stock repurchased - share-based compensation plans	(31)	(8,900)			(8,900)		(8,900)
Share-based compensation expense		43,325			43,325		43,325
Repurchases of common stock	(1,502)	(247,584)	(42,393)		(289,977)		(289,977)
Cash dividends declared ($0.195 per common share)			(57,302)		(57,302)		(57,302)
Balance at June 30, 2021	293,703	$24,201,763	$2,664,707	$(172,707)	$26,693,763	$156,377	$26,850,140

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	284,750	$22,880,261	$2,982,122	$(234,182)	$25,628,201	$241,216	$25,869,417
Net (loss) income			(428,266)		(428,266)	12,851	(415,415)
Other comprehensive loss				(136,996)	(136,996)	(18,832)	(155,828)
Stock issued under share-based compensation plans	1,518	23,619			23,619		23,619
Common stock repurchased - share-based compensation plans	(196)	(27,008)			(27,008)		(27,008)
Share-based compensation expense		85,414			85,414		85,414
Repurchases of common stock	(9,039)	(1,161,712)	(88,282)		(1,249,994)		(1,249,994)
Distributions to noncontrolling interest					—	(14,363)	(14,363)
Cash dividends declared ($0.50 per common share)			(139,315)		(139,315)		(139,315)
Balance at June 30, 2022	277,033	$21,800,574	$2,326,259	$(371,178)	$23,755,655	$220,872	$23,976,527

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	298,332	$24,963,769	$2,570,874	$(202,273)	$27,332,370	$154,674	$27,487,044
Net income			460,271		460,271	4,952	465,223
Other comprehensive income (loss)				29,566	29,566	(3,249)	26,317
Stock issued under share-based compensation plans	1,081	29,304			29,304		29,304
Common stock repurchased - share-based compensation plans	(253)	(50,429)			(50,429)		(50,429)
Share-based compensation expense		80,490			80,490		80,490
Repurchases of common stock	(5,457)	(821,371)	(251,563)		(1,072,934)		(1,072,934)
Cash dividends declared ($0.39 per common share)			(114,875)		(114,875)		(114,875)
Balance at June 30, 2021	293,703	$24,201,763	$2,664,707	$(172,707)	$26,693,763	$156,377	$26,850,140

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

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. In particular, the future magnitude, duration and effects of the COVID-19 pandemic and the ongoing invasion of Ukraine by Russia are difficult to predict at this time, and the ultimate effect could result in additional charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses. These unaudited consolidated financial statements reflect the financial statement effects based upon management’s estimates and assumptions utilizing the most currently available information.

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

NOTE 2—ACQUISITION

On June 10, 2021, we acquired Zego, a real estate technology company that provides comprehensive resident experience management software and digital commerce solutions to property managers, primarily in the United States, for cash consideration of approximately $933 million. We accounted for this transaction as a business combination, which generally requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. The final estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, were as follows:

Final Amounts at June 30, 2022
(in thousands)
Cash and cash equivalents	$67,374
Accounts receivable	1,017
Identifiable intangible assets	473,000
Property and equipment	575
Other assets	9,051
Accounts payable and accrued liabilities	(71,006)
Deferred income tax liabilities	(10,749)
Other liabilities	(8,010)
Total identifiable net assets	461,252
Goodwill	471,994
Total purchase consideration	$933,246

During the six months ended June 30, 2022, we made measurement-period adjustments that decreased the amount of deferred income tax liabilities and provisional goodwill by $3.2 million. The decrease in deferred income tax liabilities for the six months ended June 30, 2022 primarily related to finalizing the evaluation of the differences in the bases of assets and liabilities for financial reporting and tax purposes. The effects of the measurement-period adjustments on our consolidated statements of income for the three and six months ended June 30, 2022 were not material.

Goodwill of $472.0 million arising from the acquisition, included in the Merchant Solutions segment, is attributable to expected growth opportunities, potential synergies from combining our existing businesses and an assembled workforce. Substantially all of the goodwill is deductible for income tax purposes.

The following table reflects the estimated fair values of the identified intangible assets of Zego and their respective weighted-average estimated amortization periods:

	Estimated Fair Value	Weighted-Average Estimated Amortization Periods
	(in thousands)	(years)
Customer-related intangible assets	$208,000	13
Contract-based intangible assets	119,000	20
Acquired technologies	124,000	6
Trademarks and trade names	22,000	15
Total estimated identifiable intangible assets	$473,000	14

NOTE 3—BUSINESS DISPOSITIONS

Sale of Merchant Solutions Business in Russia

We sold our Merchant Solutions business in Russia effective April 29, 2022 for cash proceeds of $9 million. During the three months ended June 30, 2022, we recognized a loss of $127.2 million associated with the sale, comprised of the difference between the consideration received and the net carrying amount of the business and the reclassification of $62.9 million of associated accumulated foreign currency translation losses from the separate component of equity. The loss was presented within loss on business dispositions in our consolidated statement of income.

Consumer Business Disposition

During the first quarter of 2022, we commenced a strategic evaluation of the consumer portion of our Business and Consumer Solutions segment. As of June 30, 2022, we committed to a plan to sell the business within one year and were actively marketing the business in its current condition for a price that was reasonable in comparison to its estimated fair value. The assets and liabilities of the consumer business met the criteria for classification as held for sale and are reported at fair value less costs to sell in our consolidated balance sheet as of June 30, 2022. As further discussed in "Note 5— Goodwill and Other Intangible Assets," we recognized a goodwill impairment charge of $833.1 million during the three months ended June 30, 2022 related to the Business and Consumer Solutions reporting unit. We also recognized a charge of $25 million during the three months ended June 30, 2022 to reduce the disposal group to estimated fair value less costs to sell, which is presented within loss on business dispositions in our consolidated statement of income. On July 31, 2022, we entered into a definitive agreement to sell the consumer business for $1 billion. We will provide up to $675 million of seller financing and $80 million of future services in connection with the sale. The transaction is expected to close prior to the end of the first quarter of 2023 and is subject to customary terms and conditions.

For the three and six months ended June 30, 2022, the consumer business contributed $21.9 million and $44.6 million to the Business and Consumer Solutions segment operating income. For the three and six months ended June 30, 2021, the consumer business contributed $33.9 million and $87.6 million to the Business and Consumer Solutions segment operating income.

The major classes of assets presented as held for sale in the consolidated balance sheet as of June 30, 2022, primarily related to the consumer business, include cash of $0.7 million, accounts receivable of $11.6 million, other current assets of $53.6 million, goodwill of $366.4 million, other intangible assets of $651.2 million, property and equipment of $48.9 million, and other noncurrent assets of $20.9 million. The major classes of liabilities presented as held for sale in the consolidated balance sheet as of June 30, 2022 include accounts payable and accrued liabilities of $94.0 million, and other noncurrent liabilities of $4.7 million.

NOTE 4—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,334,231	$412,023	$183,404	$(14,476)	$1,915,182
Europe	187,450	114,011	4,228	—	305,689
Asia Pacific	60,035	8,437	—	(8,437)	60,035
	$1,581,716	$534,471	$187,632	$(22,913)	$2,280,906

	Three Months Ended June 30, 2021
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,202,970	$379,121	$224,529	$(16,768)	$1,789,852
Europe	166,644	120,974	2,826	—	290,444
Asia Pacific	57,141	5,837	—	(5,837)	57,141
	$1,426,755	$505,932	$227,355	$(22,605)	$2,137,437

	Six Months Ended June 30, 2022
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$2,576,851	$797,266	$374,836	$(29,927)	$3,719,026
Europe	361,505	231,682	8,568	—	601,755
Asia Pacific	116,379	17,024	—	(17,024)	116,379
	$3,054,735	$1,045,972	$383,404	$(46,951)	$4,437,160

	Six Months Ended June 30, 2021
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$2,283,440	$757,164	$465,163	$(33,673)	$3,472,094
Europe	299,578	238,386	5,778	—	543,742
Asia Pacific	111,609	10,633	—	(10,634)	111,608
	$2,694,627	$1,006,183	$470,941	$(44,307)	$4,127,444

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)

Relationship-led	$827,577	$778,978	$1,564,982	$1,445,890
Technology-enabled	754,139	647,777	1,489,753	1,248,737
	$1,581,716	$1,426,755	$3,054,735	$2,694,627

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606"), requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and six months ended June 30, 2022 and 2021, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of June 30, 2022 and December 31, 2021 was as follows:

	Balance Sheet Location	June 30, 2022	December 31, 2021

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$312,728	$291,914
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	$131,580	$113,366

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	$211,799	$227,783
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	$45,066	$44,502

Net contract assets were not material at June 30, 2022 or at December 31, 2021. Revenue recognized for the three months ended June 30, 2022 and 2021 from contract liability balances at the beginning of each period was $83.2 million and $85.0 million, respectively. Revenue recognized for the six months ended June 30, 2022 and 2021 from contract liability balances at the beginning of each period was $149.8 million and $146.6 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at June 30, 2022. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

2022	$514,844
2023	903,194
2024	640,729
2025	510,197
2026	401,120
2027	259,652
2028 and thereafter	388,622
Total	$3,618,358

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2022 and December 31, 2021, goodwill and other intangible assets consisted of the following:

	June 30, 2022	December 31, 2021

	(in thousands)

Goodwill	$23,496,495	$24,813,274
Other intangible assets:
Customer-related intangible assets	$9,628,040	$9,694,083
Acquired technologies	2,860,123	2,962,154
Contract-based intangible assets	1,736,581	2,258,676
Trademarks and trade names	1,067,789	1,271,302
	15,292,533	16,186,215
Less accumulated amortization:
Customer-related intangible assets	2,898,008	2,587,586
Acquired technologies	1,518,941	1,367,513
Contract-based intangible assets	168,053	180,975
Trademarks and trade names	434,846	416,432
	5,019,848	4,552,506
	$10,272,685	$11,633,709

Approximately $651.2 million of intangible assets have been reclassified to assets held for sale in connection with the presentation of the consumer business as held for sale as of June 30, 2022. See “Note 3—Business Dispositions” for further discussion.

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the six months ended June 30, 2022:

	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Total

	(in thousands)
Balance at December 31, 2021	$14,063,682	$7,954,453	$2,795,139	$24,813,274
Effect of foreign currency translation	(62,933)	(27,341)	(1,737)	(92,011)
Reallocation of goodwill among segments (1)	—	407,713	(407,713)	—
Goodwill derecognized in connection with the sale of a business (2)	(17,719)	—	—	(17,719)
Impairment of goodwill	—	—	(833,075)	(833,075)
Reclassification of goodwill to assets held for sale (3)	—	—	(366,436)	(366,436)
Measurement period adjustments	(2,957)	(4,581)	—	(7,538)
Balance at June 30, 2022	$13,980,073	$8,330,244	$1,186,178	$23,496,495

(1) During the first quarter of 2022, the recently acquired operations of MineralTree were reassigned to the Issuer Solutions segment to reflect how the business will be managed going forward. As a result of this realignment, $407.7 million of goodwill was reallocated from the Business and Consumer Solutions segment to the Issuer Solutions segment.

(2) Reflects goodwill derecognized in connection with the sale of our Merchant Solutions business in Russia. See “Note 3—Business Dispositions” for further discussion.

(3) Reflects the reclassification of goodwill in connection with the presentation of the consumer business as held for sale as of June 30, 2022. See “Note 3—Business Dispositions” for further discussion.

We test goodwill for impairment at the reporting unit level annually and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit may be below its carrying amount. When applying the quantitative assessment, we determine the fair value of our reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions.

The sustained decline in our share price and recent increases in discount rates, primarily resulting from increased economic uncertainty, indicated a potential decline in fair value and triggered a requirement to evaluate our Issuer Solutions and Business and Consumer Solutions reporting units for potential impairment as of June 30, 2022. Further, the estimated sales price for the consumer business portion of our Business and Consumer Solutions reporting unit also indicated a potential decline in fair value as of June 30, 2022. We determined on the basis of the quantitative assessment that the fair value of the Issuer Solutions reporting unit was still greater than its carrying amount as of June 30, 2022, indicating no impairment. Based on the quantitative assessment of the Business and Consumer Solutions reporting unit, including consideration of the consumer business disposal group and the remaining assets of the reporting unit, we recognized a goodwill impairment charge of $833.1 million in our consolidated statement of income for the three and six months ended June 30, 2022.

We continue to closely monitor developments related to COVID-19 and other global events. The future magnitude, duration and effects of these events are difficult to predict at this time, and it is reasonably possible that future developments could have a negative effect on the estimates and assumptions utilized in our goodwill impairment assessments and could result in material impairment charges in future periods.

Accumulated impairment losses for goodwill as of June 30, 2022 were $833.1 million. There were no accumulated impairment losses for goodwill as of December 31, 2021.

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of June 30, 2022 and December 31, 2021, long-term debt consisted of the following:

	June 30, 2022	December 31, 2021

	(in thousands)

3.750% senior notes due June 1, 2023	$554,650	$557,186
4.000% senior notes due June 1, 2023	556,042	559,338
1.500% senior notes due November 15, 2024	497,674	497,185
2.650% senior notes due February 15, 2025	995,641	994,797
1.200% senior notes due March 1, 2026	1,092,974	1,092,016
4.800% senior notes due April 1, 2026	792,374	798,024
2.150% senior notes due January 15, 2027	744,321	743,695
4.450% senior notes due June 1, 2028	475,997	478,194
3.200% senior notes due August 15, 2029	1,238,797	1,238,006
2.900% senior notes due May 15, 2030	990,781	990,196
2.900% senior notes due November 15, 2031	742,136	741,716
4.150% senior notes due August 15, 2049	740,324	740,146
Unsecured term loan facility	1,991,802	1,989,793
Unsecured revolving credit facility	700,000	—
Finance lease liabilities	49,908	64,421
Other borrowings	43	8,601
Total long-term debt	12,163,464	11,493,314
Less current portion	1,279,743	78,505
Long-term debt, excluding current portion	$10,883,721	$11,414,809

The carrying amounts of our senior notes and unsecured term loan facility in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At June 30, 2022, unamortized discount on senior notes was $11.0 million, and unamortized debt issuance costs on senior notes and the unsecured term loan facility were $54.6 million. At December 31, 2021, unamortized discount on senior notes was $11.7 million and unamortized debt issuance costs on our senior notes and the unsecured term loan facility were $60.7 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At June 30, 2022, unamortized debt issuance costs on the unsecured revolving credit facility were $8.1 million, and at December 31, 2021, unamortized debt issuance costs on the unsecured revolving credit facility were $9.9 million.

At June 30, 2022, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year Ending December 31,

2022	$50,000
2023	1,300,000
2024	2,950,000
2025	1,000,000
2026	1,850,000
2027	750,000
2028 and thereafter	4,200,000
Total	$12,100,000

Long-Term Debt

As of June 30, 2022, our senior notes had a total carrying amount of $9.4 billion and an estimated fair value of $8.5 billion. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy. The fair value of other long-term debt approximated its carrying amount at June 30, 2022.

Compliance with Covenants

The unsecured term loan and revolving credit facilities contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of June 30, 2022, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of June 30, 2022.

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

The table below presents information about our derivative financial instruments, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at June 30, 2022	Range of Maturity Dates at June 30, 2022	June 30, 2022	December 31, 2021

				(in thousands)

Interest rate swaps (Notional of $500 million at June 30, 2022 and $0 at December 31, 2021	Prepaid expenses and other current assets	2.51%	December 31, 2022	$329	$—
Interest rate swaps (Notional of $750 million at June 30, 2022 and $1,250 million at December 31, 2021)	Accounts payable and accrued liabilities	2.88%	December 31, 2022	$874	$28,777

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive income (loss)	$5,051	$(410)	$13,985	$584
Net unrealized losses reclassified out of other comprehensive income (loss) to interest expense	$7,534	$9,662	$16,979	$20,500

As of June 30, 2022, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $5.7 million.

Interest Expense

Interest expense was $97.1 million and $79.0 million for the three months ended June 30, 2022 and 2021, respectively, and $186.4 million and $160.5 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 7—INCOME TAX

For the three and six months ended June 30, 2022, we incurred income tax expense in spite of reporting a loss before income taxes, primarily due to the unfavorable effects of the goodwill impairment charge and loss on the sale of our Merchant Solutions business in Russia for which no tax benefit was recognized. These unfavorable effects were partially offset by the favorable effects of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction.

Our effective income tax rates for the three and six months ended June 30, 2021 were 21.2% and 16.8%, respectively. Our effective income tax rates for the three and six months ended June 30, 2021 differed from the U.S. statutory rate primarily as a result of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction, each favorably affecting the effective rate, and the effect of enacted tax law changes in the U.K. which required a remeasurement of deferred tax balances raising the effective rate. A change in the assessment of the need for a valuation allowance related to foreign tax credit carryforwards also had a favorable effect on the effective income tax rate for the six months ended June 30, 2021.

NOTE 8—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended June 30, 2022 and 2021, we repurchased and retired 4,523,563 and 1,501,549 shares of our common stock at a cost, including commissions, of $600.3 million and $290.0 million, or $132.64 and $193.12 per share, respectively. During the six months ended June 30, 2022 and 2021, we repurchased and retired 9,039,189 and 5,456,949 shares of our common stock at a cost, including commissions, of $1,250.0 million and $1,072.9 million, or $138.29 and $196.65 per share, respectively. The activity for the six months ended June 30, 2021 included the repurchase of 2,491,161 shares at an average price of $200.71 per share under an ASR agreement we entered into on February 10, 2021 with a financial institution to repurchase an aggregate of $500 million of our common stock during the ASR program purchase period, which ended on March 31, 2021.

As of June 30, 2022, the remaining amount available under our share repurchase program was $1,107.0 million. On July 28, 2022, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $1.5 billion.

On July 28, 2022, our board of directors declared a dividend of $0.25 per share payable on September 30, 2022 to common shareholders of record as of September 16, 2022.

NOTE 9—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)

Share-based compensation expense	$47,014	$43,325	$85,414	$80,490
Income tax benefit	$10,318	$9,972	$19,997	$18,371

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the six months ended June 30, 2022:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2021	1,640	$184.90
Granted	1,450	138.20
Vested	(556)	173.19
Forfeited	(79)	162.21
Unvested at June 30, 2022	2,455	$160.65

The total fair value of restricted stock and performance awards vested during the six months ended June 30, 2022 and June 30, 2021 was $96.4 million and $97.2 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $43.6 million and $39.9 million during the three months ended June 30, 2022 and 2021, respectively, and $78.7 million and $73.3 million during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $284.8 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.2 years.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2022:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2021	1,172	$107.44	5.8	$47.4
Granted	154	136.02
Exercised	(61)	69.15
Outstanding at June 30, 2022	1,265	$112.76	5.9	$24.5

Options vested and exercisable at June 30, 2022	996	$99.38	5.1	$24.5

We recognized compensation expense for stock options of $1.8 million and $1.8 million during the three months ended June 30, 2022 and 2021, respectively, and $3.6 million and $4.2 million during the six months ended June 30, 2022 and 2021, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $3.8 million and $23.1 million, respectively. As of June 30, 2022, we had $12.1 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.1 years.

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $48.88 and $65.99, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2022	June 30, 2021

Risk-free interest rate	1.87%	0.59%
Expected volatility	40%	40%
Dividend yield	0.56%	0.44%
Expected term (years)	5	5

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

NOTE 10—EARNINGS PER SHARE

Basic earnings per share ("EPS") was computed by dividing net income (loss) attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders was the same as reported net income (loss) attributable to Global Payments for all periods presented.

Diluted EPS is computed by dividing net income (loss) attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. Due to a net loss for the three and six months ended June 30, 2022, no incremental shares are included in the computation of diluted earnings per share because the effect would be antidilutive. Approximately 2.0 million shares related to stock options and share-based awards were therefore excluded from the dilutive share base for the three and six months ended June 30, 2022. The dilutive share base for the three and six months ended June 30, 2021 excluded approximately 234,813 shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)

Basic weighted-average number of shares outstanding	278,181	294,914	280,130	295,665
Plus: Dilutive effect of stock options and other share-based awards	—	1,225	—	1,236
Diluted weighted-average number of shares outstanding	278,181	296,139	280,130	296,901

NOTE 11 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

	June 30, 2022	December 31, 2021

	(in thousands)
Cash and cash equivalents	$1,933,309	$1,979,308
Restricted cash included in prepaid expenses and other current assets	165,802	143,715
Cash included in assets held for sale	730	—
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,099,841	$2,123,023

Accounts payable and accrued liabilities

At December 31, 2021, accounts payable and accrued liabilities in the consolidated balance sheet included obligations totaling $14.5 million for employee termination benefits resulting from integration activities related to our merger with Total System Services, Inc. (the "Merger"). During the three and six months ended June 30, 2021, we recognized charges for employee termination benefits of $13.1 million and $38.3 million, respectively, which included $0.7 million and $1.2 million of share-based compensation expense, respectively. These charges are recorded within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes. Employee termination benefits from Merger-related integration activities were substantially complete as of December 31, 2021. There were no significant charges recognized during the three and six months ended June 30, 2022 and no significant remaining obligations to be paid as of June 30, 2022.

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three and six months ended June 30, 2022 and 2021:

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at March 31, 2022	$(209,895)	$(34,567)	$(2,743)	$(247,205)
Other comprehensive (loss) income	(133,506)	9,533	—	(123,973)
Balance at June 30, 2022	$(343,401)	$(25,034)	$(2,743)	$(371,178)

Balance at March 31, 2021	$(141,070)	$(72,575)	$1,272	$(212,373)
Other comprehensive income (loss)	34,188	7,027	(1,549)	39,666
Balance at June 30, 2021	$(106,882)	$(65,548)	$(277)	$(172,707)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $(13.5) million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively.

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2021	$(182,949)	$(48,490)	$(2,743)	$(234,182)
Other comprehensive (loss) income	(160,452)	23,456	—	(136,996)
Balance at June 30, 2022	$(343,401)	$(25,034)	$(2,743)	$(371,178)

Balance at December 31, 2020	$(114,227)	$(81,543)	$(6,503)	$(202,273)
Other comprehensive income	7,345	15,995	6,226	29,566
Balance at June 30, 2021	$(106,882)	$(65,548)	$(277)	$(172,707)

Other comprehensive loss attributable to noncontrolling interests, which relates only to foreign currency translation, was $18.8 million and $3.2 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 13—SEGMENT INFORMATION

We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. We evaluate performance and allocate resources based on the operating income of each operating segment. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and share-based compensation costs are included in Corporate. Impairment of goodwill and gains or losses on business dispositions are not included in segment operating income. Interest and other income, interest and other expense, income tax expense and equity in income of equity method investments, net of tax, are not allocated to the individual segments. We do not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2021 and our summary of significant accounting policies in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies."

During the first quarter of 2022, the recently acquired operations of MineralTree were reassigned to the Issuer Solutions segment to reflect how the business will be managed going forward. As a result of the planned divestiture of the consumer portion of our Business and Consumer Solutions segment, we anticipate that we will realign the retained business-to-business portion of the Business and Consumer Solutions segment to the Issuer Solutions segment during the third quarter of 2022 to reflect how the business will be managed going forward. We would begin reporting on the revised basis during the third quarter of 2022 and recast prior periods to reflect the change in segment reporting.

Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization were as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)

Revenues:(1)
Merchant Solutions	$1,581,716	$1,426,755	$3,054,735	$2,694,627
Issuer Solutions	534,471	505,932	1,045,972	1,006,183
Business and Consumer Solutions	187,632	227,355	383,404	470,941
Intersegment eliminations	(22,913)	(22,605)	(46,951)	(44,307)
Consolidated revenues	$2,280,906	$2,137,437	$4,437,160	$4,127,444

Operating income (loss)(1):
Merchant Solutions	$535,359	$437,293	$979,889	$777,283
Issuer Solutions	67,715	74,806	125,816	143,262
Business and Consumer Solutions	31,726	42,283	65,385	104,205
Corporate(2)	(179,372)	(191,824)	(339,715)	(386,933)
Impairment of goodwill(3)	(833,075)	—	(833,075)	—
Loss on business dispositions(4)	(152,211)	—	(152,211)	—
Consolidated operating income (loss)	$(529,858)	$362,558	$(153,911)	$637,817

Depreciation and amortization:(1)
Merchant Solutions	$248,891	$248,503	$498,852	$499,099
Issuer Solutions	153,457	145,691	305,580	290,300
Business and Consumer Solutions	20,268	21,938	40,536	43,858
Corporate	4,960	5,912	11,280	14,359
Consolidated depreciation and amortization	$427,576	$422,044	$856,248	$847,616

(1) Revenues, operating income (loss) and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. See “Note 2—Acquisition” and “Note 3—Business Dispositions” for further discussion.

(2) Operating loss for Corporate included acquisition and integration expenses of $61.4 million and $76.8 million during the three months ended June 30, 2022 and 2021, respectively. Operating loss for Corporate included acquisition and integration expenses of $109.5 million and $167.0 million during the six months ended June 30, 2022 and 2021, respectively.

(3) During the three and six months ended June 30, 2022, consolidated operating loss included a $833.1 million goodwill impairment charge related to the Business and Consumer Solutions reporting unit. See “Note 5—Goodwill and Other Intangible Assets” for further discussion.

(4) During the three and six months ended June 30, 2022, consolidated operating loss included a $127.2 million loss on the sale of our Merchant Solutions business in Russia and a charge for the estimated costs to sell our consumer business.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Legal Matters

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

NOTE 15—SUBSEQUENT EVENTS

Visa Preferred Shares

Through certain of our subsidiaries in Europe, we were a member and shareholder of Visa Europe Limited ("Visa Europe"). On June 21, 2016, Visa Inc. ("Visa") acquired all of the membership interests in Visa Europe, and we received consideration in the form of cash and Series B and C convertible preferred shares of Visa. The Series B and C convertible preferred shares become convertible in stages based on developments in the litigation and become fully convertible no later than 2028 (subject to a holdback to cover any then pending claims). On July 1, 2022, in connection with the second mandatory release assessment, we received notice that a portion of the Series B and C convertible preferred shares will be converted by Visa subject to a review period as required by the terms of the original transaction. We expect the review period will be completed during the third quarter of 2022, at which time we expect to recognize a gain of $13.6 million.

Pending Business Acquisition and Related Bridge Facility

On August 1, 2022, we entered into a merger agreement to acquire all outstanding equity of EVO Payments, Inc. (“EVO”) for $34 per share, or approximately $3.4 billion in preliminary estimated cash consideration to be transferred to EVO shareholders, which equates to an enterprise value of approximately $4 billion. EVO is a leading payment technology and services provider, offering an array of innovative, reliable, and secure payment solutions to merchants ranging from small and middle market merchant enterprises to multinational companies and organizations across the Americas and Europe. The acquisition aligns with our technology-enabled payments strategy, expands our geographic presence and augments our business-to-business software and payment solutions business. The acquisition is expected to close prior to the end of first quarter of 2023, subject to regulatory and shareholder approvals.

In connection with our entry into the merger agreement, on August 1, 2022, we obtained commitments for a $4.3 billion, 364-day senior unsecured bridge facility (the "Bridge Facility"). The Bridge Facility establishes an unsecured capital structure under which we can refinance our Senior Unsecured Credit Facilities in order to pay the cash consideration to acquire all outstanding equity of EVO in accordance with the terms of the merger agreement, refinance certain outstanding indebtedness of EVO in connection with the acquisition and pay related transaction fees and expenses. We expect to execute permanent financing prior to the closing of the acquisition that will eliminate the need for the Bridge Facility commitments. Estimated fees associated with the Bridge Facility of $17.3 million will be amortized to interest expense through the expected date of termination of the Bridge Facility commitment.

Convertible Senior Notes

On August 1, 2022, we entered into an investment agreement with Silver Lake Partners relating to the issuance of $1.5 billion in aggregate principal amount of 1.0% convertible unsecured senior notes (‘Convertible Notes”) due 2029 in a private placement. The interest rate of the Convertible Notes is fixed at 1.0% per annum and is payable semi-annually. The Convertible Notes are convertible at the option of the holder after 18 months at a 15% conversion premium. Upon conversion of the Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

In connection with the offering of the Convertible Notes, we expect to enter into a convertible note hedge transaction with certain bank counterparties whereby we have the option to purchase shares of our common stock. In addition, we expect to sell warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase shares of our common stock. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset the dilutive effect from the conversion of the Convertible Notes.

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

Highlights related to our financial condition at June 30, 2022 and results of operations for the three and six months then ended include the following:

•Consolidated revenues for the three and six months ended June 30, 2022 increased to $2,280.9 million and $4,437.2 million, respectively, compared to $2,137.4 million and $4,127.4 million, respectively, for the prior year. The increase in consolidated revenues was primarily due to an increase in transaction volumes as a result of growth in customer base, acceleration in the use of digital payment solutions and continued economic recovery from the effects of the COVID-19 pandemic, slightly offset by the effects of unfavorable foreign currency exchange rates and lower spending volumes in our Business and Consumer Solutions segment as individual stimulus payments and supplementary unemployment amounts distributed to our customers by the U.S. government in the first half of 2021 did not recur in 2022.

•During the first quarter of 2022, we commenced a strategic evaluation of the consumer portion of our Business and Consumer Solutions segment, and the consumer business met the criteria for classification as held for sale in our consolidated balance sheet as of June 30, 2022. On July 31, 2022, we entered into a definitive agreement to sell the consumer business for $1 billion. We will provide up to $675 million of seller financing and $80 million of future services in connection with the sale. The transaction is expected to close prior to the end of the first quarter of 2023. Consolidated operating loss for the three and six months ended June 30, 2022 included the effects of a $833.1 million goodwill impairment charge related to the Business and Consumer Solutions reporting unit.

•We sold our Merchant Solutions business in Russia effective April 29, 2022 for cash proceeds of $9 million and recognized a loss on sale of $127.2 million.

•Merchant Solutions segment operating income and operating margin for the three and six months ended June 30, 2022 increased compared to the prior year primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management. Issuer Solutions segment operating income and operating margin for the three and six months ended June 30, 2022 decreased compared to the prior year primarily due to the effects of unfavorable foreign currency exchange rates.

Subsequent Events

Pending Business Acquisition and Related Bridge Facility

On August 1, 2022, we entered into a merger agreement to acquire all outstanding equity of EVO Payments, Inc. (“EVO”) for $34 per share, or approximately $3.4 billion in preliminary estimated cash consideration to be transferred to EVO shareholders, which equates to an enterprise value of approximately $4 billion. EVO is a leading payment technology and services provider, offering an array of innovative, reliable, and secure payment solutions to merchants ranging from small and middle market merchant enterprises to multinational companies and organizations across the Americas and Europe. The acquisition aligns with our technology-enabled payments strategy, expands our geographic presence and augments our business-to-business software and payment solutions business. The acquisition is expected to close prior to the end of first quarter of 2023, subject to regulatory and shareholder approvals.

In connection with our entry into the merger agreement, on August 1, 2022, we obtained commitments for a $4.3 billion, 364-day senior unsecured bridge facility (the "Bridge Facility"). The Bridge Facility establishes an unsecured capital structure under which we can refinance our Senior Unsecured Credit Facilities in order to pay the cash consideration to acquire all outstanding equity of EVO in accordance with the terms of the merger agreement, refinance certain outstanding indebtedness of EVO in connection with the acquisition and pay related transaction fees and expenses. We expect to execute permanent financing prior to the closing of the acquisition that will eliminate the need for the Bridge Facility commitments. Estimated fees associated with the Bridge Facility of $17.3 million will be amortized to interest expense through the expected date of termination of the Bridge Facility commitment.

Convertible Senior Notes

On August 1, 2022, we entered into an investment agreement with Silver Lake Partners relating to the issuance of $1.5 billion in aggregate principal amount of 1.0% convertible unsecured senior notes (‘Convertible Notes”) due 2029 in a private placement. The interest rate of the Convertible Notes is fixed at 1.0% per annum and is payable semi-annually. The Convertible Notes are convertible at the option of the holder after 18 months at a 15% conversion premium. Upon conversion of the Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

In connection with the offering of the Convertible Notes, we expect to enter into a convertible note hedge transaction with certain bank counterparties whereby we have the option to purchase shares of our common stock. In addition, we expect to sell warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase shares of our common stock. Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset the dilutive effect from the conversion of the Convertible Notes.

Effects of COVID-19 and Other Global Events

COVID-19

The COVID-19 pandemic has caused and may continue to cause significant disruptions to businesses and markets worldwide through the continued spread of the virus, including through a resurgence of COVID-19 cases or emergence of new virus variants in certain jurisdictions. The pandemic and measures to prevent its spread have affected and may continue to affect our financial results in various geographic locations as a result of volatility in spending and transaction volumes as governments implement or ease restrictions in response to the virus. While we continue to see signs of economic recovery, which has positively affected our financial results, the rate of recovery on a global basis has been and may continue to be affected by additional developments related to COVID-19 as well as other global events and economic conditions. We continue to closely monitor the COVID-19 pandemic; however, the implications on future global economic conditions and related effects on our business and financial condition are difficult to predict due to continuing uncertainties around the ultimate severity, scope and duration of the pandemic, vaccine administration rates and efficacy, resurgence of COVID-19 cases and emergence of new virus variants and the direction or extent of current or future restrictive actions that may be imposed by governments or public health authorities.

Invasion of Ukraine by Russia

We also continue to evaluate the potential effects on our business from other economic conditions and global events, including the ongoing Russia invasion of Ukraine that began in February 2022. In response to the invasion of Ukraine by Russia, economic sanctions were imposed on individuals and entities in Russia, including financial institutions, by governments around the world, including the U.S. and the European Union. Prior to sale, our business in Russia represented an immaterial portion of our operations and financial results. We have no team members or operations in Ukraine.

The invasion of Ukraine by Russia and the sanctions and other measures imposed in response to this situation have increased the level of economic and political uncertainty in Russia and other areas of the world. Risks associated with heightened geopolitical and economic instability include, among others, reduction in consumer, government or corporate spending, international sanctions, embargoes, heightened inflation, volatility in global financial markets and foreign currency rates, increased cyber disruptions and higher supply chain costs. The extent to which the effects of the invasion of Ukraine by Russia will affect the global economy and our operations outside of Russia is difficult to predict at this time. However, a significant escalation, expansion of the scope or continuation of the related economic disruption could have an adverse effect on our business and financial results.

Foreign Currency Exchange Rate Risk

We also continue to monitor other potential effects on our financial statements as a result of these and other global developments, including fluctuations in foreign currency and actions taken by central banks to counter inflation. Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. Recently, the US dollar has strengthened against certain foreign currencies in the markets in which we operate. For the three and six months ended June 30, 2022, currency exchange rate fluctuations decreased our consolidated revenues by approximately $42.2 million and $56.9 million, respectively, and decreased our operating income by approximately $11.7 million and $16.4 million, respectively, calculated by converting revenues and operating income for the current year in local currencies using exchange rates for the prior year. A continuation or worsening of fluctuations in foreign currency exchange rates could result in an adverse effect on our future financial results; however, we are unable to predict the extent of the potential effect on our financial results.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results, see the section entitled "Risk Factors" in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent filings we make with the SEC, including this Quarterly Report on Form 10-Q.

Results of Operations

We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. We evaluate performance and allocate resources based on the operating income of each operating segment. During the first quarter of 2022, the recently acquired operations of MineralTree were reassigned to the Issuer Solutions segment to reflect how the business will be managed going forward. As a result of the planned divestiture of the consumer portion of our Business and Consumer Solutions segment, we anticipate that we will realign the retained business-to-business portion of the Business and Consumer Solutions segment to the Issuer Solutions segment during the third quarter of 2022 to reflect how the business will be managed going forward. We would begin reporting on the revised basis during the third quarter of 2022 and recast prior periods to reflect the change in segment reporting. For further information about our reportable segments, see "Item 1. Business—Business Segments" within our Annual Report on Form 10-K for the year ended December 31, 2021, incorporated herein by reference, and "Note 13—Segment Information" in the notes to the accompanying unaudited consolidated financial statements.

The following table sets forth key selected financial data for the three months ended June 30, 2022 and 2021, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the three months ended June 30, 2022 and 2021 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 - Financial Statements.

	Three Months Ended June 30, 2022	% of Revenues(1)	Three Months Ended June 30, 2021	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$1,581,716	69.3%	$1,426,755	66.8%	$154,961	10.9%
Issuer Solutions	534,471	23.4%	505,932	23.7%	28,539	5.6%
Business and Consumer Solutions	187,632	8.2%	227,355	10.6%	(39,723)	(17.5)%
Intersegment eliminations	(22,913)	(1.0)%	(22,605)	(1.1)%	(308)	1.4%
Consolidated revenues	$2,280,906	100.0%	$2,137,437	100.0%	$143,469	6.7%

Consolidated operating expenses(2):
Cost of service	$962,299	42.2%	$936,310	43.8%	$25,989	2.8%
Selling, general and administrative	863,179	37.8%	838,569	39.2%	24,610	2.9%
Impairment of goodwill(4)	833,075	36.5%	—	—%	833,075	NM
Loss on business dispositions(5)	152,211	6.7%	—	—%	152,211	NM
Operating expenses	$2,810,764	123.2%	$1,774,879	83.0%	$1,035,885	58.4%

Operating income (loss)(2):
Merchant Solutions	$535,359	23.5%	$437,293	20.5%	$98,066	22.4%
Issuer Solutions	67,715	3.0%	74,806	3.5%	(7,091)	(9.5)%
Business and Consumer Solutions	31,726	1.4%	42,283	2.0%	(10,557)	(25.0)%
Corporate(3)	(179,372)	(7.9)%	(191,824)	(9.0)%	12,452	(6.5)%
Impairment of goodwill(4)	(833,075)	(36.5)%	—	—%	(833,075)	NM
Loss on business dispositions(5)	(152,211)	(6.7)%	—	—%	(152,211)	NM
Operating income (loss)	$(529,858)	(23.2)%	$362,558	17.0%	$(892,416)	(246.1)%

Operating margin(2):
Merchant Solutions	33.8%		30.6%		3.2%
Issuer Solutions	12.7%		14.8%		(2.1)%
Business and Consumer Solutions	16.9%		18.6%		(1.7)%

NM = Not meaningful

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, consolidated operating expenses, operating income (loss) and operating margin reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. For the three months ended June 30, 2022, the consumer business contributed $161.6 million to revenues and $21.9 million to operating income of the Business and Consumer Solutions segment. For the three months ended June 30, 2021, the consumer business contributed $204.6 million to revenues and $33.9 million to operating income of the Business and Consumer Solutions segment. See “Note 2—Acquisition” and “Note 3—Business Dispositions” for further discussion.

(3) Operating loss for Corporate included acquisition and integration expenses of $61.4 million and $76.8 million during the three months ended June 30, 2022 and 2021, respectively.

(4) During the three months ended June 30, 2022, consolidated operating loss included a $833.1 million goodwill impairment charge related to the Business and Consumer Solutions reporting unit. See “Note 5—Goodwill and Other Intangible Assets” for further discussion.

(5) During the three months ended June 30, 2022, consolidated operating loss included a $127.2 million loss on the sale of our Merchant Solutions business in Russia and a charge for the estimated costs to sell our consumer business.

The following table sets forth key selected financial data for the six months ended June 30, 2022 and 2021, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the six months ended June 30, 2022 and 2021 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 - Financial Statements.

	Six Months Ended June 30, 2022	% of Revenues(1)	Six Months Ended June 30, 2021	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$3,054,735	68.8%	$2,694,627	65.3%	$360,108	13.4%
Issuer Solutions	1,045,972	23.6%	1,006,183	24.4%	39,789	4.0%
Business and Consumer Solutions	383,404	8.6%	470,941	11.4%	(87,537)	(18.6)%
Intersegment eliminations	(46,951)	(1.1)%	(44,307)	(1.1)%	(2,644)	6.0%
Consolidated revenues	$4,437,160	100.0%	$4,127,444	100.0%	$309,716	7.5%

Consolidated operating expenses(2):
Cost of service	$1,919,457	43.3%	$1,861,556	45.1%	$57,901	3.1%
Selling, general and administrative	1,686,328	38.0%	1,628,071	39.4%	58,257	3.6%
Impairment of goodwill(4)	833,075	18.8%	—	—%	833,075	NM
Loss on business dispositions(5)	152,211	3.4%	—	—%	152,211	NM
Operating expenses	$4,591,071	103.5%	$3,489,627	84.5%	$1,101,444	31.6%

Operating income (loss)(2):
Merchant Solutions	$979,889	22.1%	$777,283	18.8%	$202,606	26.1%
Issuer Solutions	125,816	2.8%	143,262	3.5%	(17,446)	(12.2)%
Business and Consumer Solutions	65,385	1.5%	104,205	2.5%	(38,820)	(37.3)%
Corporate(3)	(339,715)	(7.7)%	(386,933)	(9.4)%	47,218	(12.2)%
Impairment of goodwill(4)	(833,075)	(18.8)%	—	—%	(833,075)	NM
Loss on business dispositions(5)	(152,211)	(3.4)%	—	—%	(152,211)	NM
Operating income (loss)	$(153,911)	(3.5)%	$637,817	15.5%	$(791,728)	(124.1)%

Operating margin(2):
Merchant Solutions	32.1%		28.8%		3.3%
Issuer Solutions	12.0%		14.2%		(2.2)%
Business and Consumer Solutions	17.1%		22.1%		(5.0)%

NM = Not meaningful

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, consolidated operating expenses, operating income (loss) and operating margin reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. For the six months ended June 30, 2022, the consumer business contributed $330.7 million to revenues and $44.6 million to operating income of the Business and Consumer Solutions segment. For the six months ended June 30, 2021, the consumer business contributed $425.1 million to revenues and $87.6 million to operating income of the Business and Consumer Solutions segment. See “Note 2—Acquisition” and “Note 3—Business Dispositions” for further discussion.

(3) Operating loss for Corporate included acquisition and integration expenses of $109.5 million and $167.0 million during the six months ended June 30, 2022 and 2021, respectively.

(4) During the six months ended June 30, 2022, consolidated operating loss included a $833.1 million goodwill impairment charge related to the Business and Consumer Solutions reporting unit. See “Note 5—Goodwill and Other Intangible Assets” for further discussion.

(5) During the six months ended June 30, 2022, consolidated operating loss included a $127.2 million on the sale of our Merchant Solutions business in Russia and a charge for the estimated costs to sell our consumer business.

Revenues

Consolidated revenues for the three and six months ended June 30, 2022 increased by 6.7% and 7.5%, respectively, to $2,280.9 million and $4,437.2 million, respectively, compared to $2,137.4 million and $4,127.4 million, respectively, for the prior year. The increase in revenues was primarily due to an increase in transaction volumes as a result of growth in customer base, acceleration in the use of digital payment solutions and continued economic recovery from the effects of the COVID-19 pandemic, partially offset by the effects of unfavorable foreign currency exchange rates. While we continue to see signs of economic recovery, which has positively affected our financial results in 2022 compared to the prior year, the rate of recovery on a global basis has been and may continue to be affected by additional developments related to COVID-19 as well as other global events and economic conditions.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the three and six months ended June 30, 2022 increased by 10.9% and 13.4%, respectively, to $1,581.7 million and $3,054.7 million, respectively, compared to $1,426.8 million and $2,694.6 million, respectively, for the prior year. The increase in revenues was primarily due to an increase in transaction volumes as a result of growth in customer base, acceleration in the use of digital payment solutions and continued economic recovery from the effects of the COVID-19 pandemic. The increase in revenues was partially offset by the effects of unfavorable foreign currency exchange rates of $28.8 million and $39.9 million for the three and six months ended June 30, 2022, respectively

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the three and six months ended June 30, 2022 increased by 5.6% and 4.0%, respectively, to $534.5 million and $1,046.0 million, respectively, compared to $505.9 million and $1,006.2 million, respectively, for the prior year. The increase in revenues was primarily due to an increase in transaction volumes from continued economic recovery from the effects of the COVID-19 pandemic and the inclusion of the recently acquired MineralTree business within the Issuer Solutions segment beginning with the first quarter of 2022. The increase in revenues was partially offset by the effects of unfavorable foreign currency exchange rates of $12.8 million and $16.1 million for the three and six months ended June 30, 2022, respectively.

Business and Consumer Solutions Segment. Revenues from our Business and Consumer Solutions segment for the three and six months ended June 30, 2022 were $187.6 million and $383.4 million, respectively, compared to $227.4 million and $470.9 million, respectively, for the prior year. Revenues for the three and six months ended June 30, 2022 were affected by lower spending volumes as individual stimulus payments and supplementary unemployment amounts distributed to our customers by the U.S. government in the first half of 2021 did not recur in 2022.

Operating Expenses

Cost of Service. Cost of service for the three and six months ended June 30, 2022 increased by 2.8% and 3.1%, respectively, to $962.3 million and $1,919.5 million, respectively, compared to $936.3 million and $1,861.6 million, respectively, for the prior year. Cost of service as a percentage of revenues decreased to 42.2% and 43.3%, respectively, for the three and six months ended June 30, 2022 compared to 43.8% and 45.1%, respectively, for the prior year. The increase in cost of service was primarily due to higher variable costs associated with the increase in revenues. The decrease in cost of service as a percentage of revenues was primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues. Cost of service includes amortization of acquired intangibles, which were $327.4 million and $324.8 million for the three months ended June 30, 2022 and 2021, respectively, and $656.4 million and $654.0 million for the six months ended June 30, 2022 and 2021, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2022 increased by 2.9% and 3.6%, respectively, to $863.2 million and $1,686.3 million, respectively, compared to $838.6 million and $1,628.1 million, respectively, for the prior year. Selling, general and administrative expenses as a percentage of revenues decreased to 37.8% and 38.0% for the three and six months ended June 30, 2022, respectively, compared to 39.2% and 39.4%, respectively, for the prior year. The increase in selling, general and administrative expenses was primarily due to an increase in variable selling and other costs related to the increase in revenues. The decrease in selling, general and administrative expenses as a percentage of revenues is primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and lower acquisition and integration expenses in the current year. Selling, general and administrative expenses included acquisition and integration expenses of $61.8 million and $78.3 million for the three months ended June 30, 2022 and 2021, respectively, and $112.9 million and $170.1 million for the six months ended June 30, 2022 and 2021, respectively.

Corporate. Corporate expenses for the three and six months ended June 30, 2022 decreased by $12.5 million and $47.2 million, respectively, to $179.4 million and $339.7 million, respectively, compared to $191.8 million and $386.9 million, respectively for the prior year. The decrease was primarily due to lower acquisition and integration expenses, which were $61.4 million and $109.5 million for the three and six months ended June 30, 2022, respectively, compared to $76.8 million and $167.0 million for the three and six months ended June 30, 2021, respectively.

Operating Income (Loss) and Operating Margin

Consolidated operating loss and negative operating margin for the three and six months ended June 30, 2022 included the effects of the loss on the sale of our Merchant Solutions business in Russia and the goodwill impairment charge related to the Business and Consumer Solutions reporting unit, partially offset by the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and lower acquisition and integration expenses.

Segment Operating Income and Operating Margin

In our Merchant Solutions segment, operating income and operating margin for the three and six months ended June 30, 2022 increased compared to the prior year primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management, slightly offset by incremental expenses related to continued investment in new product, innovation and our technology environments and the effects of unfavorable foreign currency exchange rates. In our Issuer Solutions segment, operating income and operating margin for the three and six months ended June 30, 2022 decreased compared to the prior year primarily due to the effects of unfavorable foreign currency exchange rates and the recently acquired operations of MineralTree. In our Business and Consumer Solutions segment, operating income and operating margin for the three and six months ended June 30, 2022 were unfavorably affected by lower spending volumes as individual stimulus payments and supplementary unemployment amounts distributed to our customers by the U.S. government in the first half of 2021 did not recur in 2022.

Other Income/Expense, Net

Interest and other expense for the three and six months ended June 30, 2022 increased to $99.2 million and $192.5 million, respectively, compared to $80.6 million and $163.7 million, respectively, for the prior year, as a result of the increase in our average outstanding borrowings and higher average interest rates on outstanding borrowings, as the average LIBOR rate was higher during the three and six months ended June 30, 2022 as compared to the prior year.

Income Tax Expense

For the three and six months ended June 30, 2022, we incurred income tax expense in spite of reporting a loss before income taxes. We recognized no tax benefit for the goodwill impairment charge and the loss on the sale of our Merchant Solutions business in Russia The effective tax rate for the six months ended June 30, 2021 included the favorable effect of a change in the assessment of the need for a valuation allowance related to foreign tax credit carryforwards that did not recur in the current year.

Net Income (Loss) Attributable to Global Payments

Net loss attributable to Global Payments was $673.0 million and $428.3 million, respectively, for the three and six months ended June 30, 2022 compared to net income of $263.6 million and $460.3 million, respectively, for the prior year, reflecting the changes in operating income (loss) and lower equity in income of equity method investments. Equity in income of equity method investments for the three and six months ended June 30, 2022 included a decrease in fair value of investments held at certain investees, compared to appreciation in fair value of investments held at certain investees in the first half of 2021.

Diluted Earnings (Loss) per Share

Diluted loss per share was $2.42 and $1.53, respectively, for the three and six months ended June 30, 2022 compared to diluted earnings per share of $0.89 and $1.55, respectively, for the prior year. Diluted loss per share for the three and six months ended June 30, 2022 reflects the changes in net income (loss) and the decrease in the weighted-average number of shares outstanding.

Liquidity and Capital Resources

We have numerous sources of capital, including cash on hand and cash flows generated from operations as well as various sources of financing. In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows and borrowings, including the capacity under our credit facilities.

Our capital allocation priorities are to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, to pay principal and interest on our outstanding debt and to repurchase shares of our common stock. Our significant contractual cash requirements also include ongoing payments for lease liabilities and contractual obligations related to service arrangements with suppliers for fixed or minimum amounts, which primarily relate to software, technology infrastructure and related services. Commitments under our borrowing arrangements are further described in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." For additional information regarding our other cash commitments and contractual obligations, see "Note 6—Leases," and “Note 17—Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

At June 30, 2022, we had cash and cash equivalents totaling $1,933.3 million. Of this amount, we considered $700.8 million to be available for general purposes, of which $32.1 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $700.8 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $165.8 million as of June 30, 2022, representing amounts deposited by customers for prepaid card transactions. These balances are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $1,198.1 million and $1,109.6 million for the six months ended June 30, 2022 and 2021, respectively, which reflect net loss adjusted for noncash items, including depreciation and amortization, charges associated with the impairment of goodwill and loss on business dispositions and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations and accounts payable and other liabilities balances. The increase in cash flows from operating activities from the prior year included an increase in net settlement processing obligations due to timing of month-end and transaction volume, partially offset by an increase in prepaid expenses and other assets as a result of additional capitalized contract costs, capitalized implementation costs associated with cloud computing arrangements and timing associated with other prepaid services.

We used net cash in investing activities of $363.7 million and $1,161.9 million during the six months ended June 30, 2022 and 2021, respectively, primarily to fund acquisitions and capital expenditures. During the six months ended June 30, 2022 and 2021, we used cash of $9.9 million and $943.1 million, respectively, for acquisitions. We made capital expenditures of $324.0 million and $219.6 million during the six months ended June 30, 2022 and 2021, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make significant capital investments in the business, and we anticipate capital expenditures to remain as a similar percentage of revenues for the year ending December 31, 2022 as compared to the year ended December 31, 2021. Additionally, investing cash flows for the six months ended June 30, 2022 includes the net effect on cash from the sale of our Merchant Solutions business in Russia.

Financing activities include borrowings and repayments under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. We used net cash in financing activities of $742.7 million and $91.8 million during the six months ended June 30, 2022 and 2021, respectively.

Proceeds from long-term debt were $2,954.2 million and $2,821.0 million for the six months ended June 30, 2022 and 2021, respectively. Repayments of long-term debt were $2,276.5 million and $1,830.3 million for the six months ended June 30, 2022 and 2021, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our revolving credit facility, as well as scheduled principal repayments we make on our term loans. On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due February 2026. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the six months ended June 30, 2022 and 2021, we had net borrowings from settlement lines of credit of $4.1 million and $134.2 million, respectively.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the six months ended June 30, 2022 and 2021, we used $1,250.0 million and $1,072.9 million, respectively, to repurchase shares of our common stock. The activity for the six months ended June 30, 2021 included the repurchase of 2,491,161 shares at an average price of $200.71 per share under an ASR agreement we entered into on February 10, 2021 with a financial institution to repurchase an aggregate of $500 million of our common stock during the ASR program purchase period, which ended on March 31, 2021.

As of June 30, 2022, we had $1,107.0 million of share repurchase authority remaining under our share repurchase program. On July 28, 2022, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $1.5 billion.

We paid dividends to our common shareholders in the amounts of $139.3 million and $114.9 million during the six months ended June 30, 2022 and 2021, respectively. Additionally, during the six months ended June 30, 2022, we made distributions to noncontrolling interests in the amount of $14.4 million and paid contingent consideration of $15.7 million related to a 2021 acquisition.

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

Senior Unsecured Credit Facilities

As of June 30, 2022, borrowings outstanding under the term loan and revolving credit facility were $2.0 billion and $0.7 billion, respectively.

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of June 30, 2022, the total available commitments under the revolving credit facility were $1.7 billion.

Compliance with Covenants

The senior unsecured term loan and revolving credit facilities contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of June 30, 2022, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of June 30, 2022.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of June 30, 2022, a total of $81.2 million of cash on deposit was used to determine the available credit.

As of June 30, 2022, we had $469.5 million outstanding under these lines of credit with additional capacity to fund settlement of $1.8 billion. During the three months ended June 30, 2022, the maximum and average outstanding balances under these lines of credit were $1,084.6 million and $470.1 million, respectively. The weighted-average interest rate on these borrowings was 3.35% at June 30, 2022.

See "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further information about our borrowing agreements.

Update to Critical Accounting Policies

Goodwill - We test goodwill for impairment at the reporting unit level annually and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit may be below its carrying amount. When applying the quantitative assessment, we determine the fair value of our reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions.

The sustained decline in our share price and recent increases in discount rates, primarily resulting from increased economic uncertainty, indicated a potential decline in fair value and triggered a requirement to evaluate our Issuer Solutions and Business and Consumer Solutions reporting units for potential impairment as of June 30, 2022. Further, the estimated sales price for the consumer business portion of our Business and Consumer Solutions reporting unit also indicated a potential decline in fair value as of June 30, 2022. We determined on the basis of the quantitative assessment that the fair value of the Issuer Solutions reporting unit had declined since our last annual assessment; however, it was still greater than its carrying amount by approximately 4% at June 30, 2022, indicating no impairment. Based on the quantitative assessment of the Business and Consumer Solutions reporting unit, including consideration of the consumer business disposal group and the remaining assets of the reporting unit, we recognized a goodwill impairment charge of $833.1 million in our consolidated statement of income for the three and six months ended June 30, 2022.

We continue to closely monitor developments related to COVID-19 and other global events. The future magnitude, duration and effects of these events are difficult to predict at this time, and it is reasonably possible that future developments could have a negative effect on the estimates and assumptions utilized in our goodwill impairment assessments and could result in material impairment charges in future periods.

Intangible and Long-lived Assets - We classify an asset or business as a held for sale disposal group if we have committed to a plan to sell the asset or business within one year and are actively marketing the asset or business in its current condition for a price that is reasonable in comparison to its estimated fair value. Long-lived assets or disposal groups held for sale are reported at the lower of carrying amount or fair value less costs to sell. Long-lived assets classified as held for sale are not subject to depreciation or amortization, and both the assets and any liabilities directly associated with the disposal group are presented within separate held for sale line items in our consolidated balance sheet. Subsequent changes to the estimated selling price of an asset or disposal group held for sale are recorded as gains or losses in our consolidated statement of income and any subsequent gains are limited to the cumulative losses previously recognized.

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

Forward-Looking Statements

Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; the effects of the COVID-19 pandemic and other general economic conditions on our business; statements about the strategic rationale and benefits of the proposed acquisition of EVO Payments, Inc. (“EVO”), including future financial and operating results, the combined company’s plans, objectives, expectation and intentions and the expected timing of completion of the proposed transaction; planned divestitures or strategic initiatives; and our success and timing in developing and introducing new services and expanding our business. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors, among others, that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include the effects of global economic, political, market, health and social events or other conditions, including the effects and duration of, and actions taken in response to, the COVID-19 pandemic and the evolving situation involving Ukraine and Russia; foreign currency exchange, inflation and rising interest rate risks; difficulties, delays and higher than anticipated costs related to integrating the businesses of acquired companies, including with respect to implementing controls to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; our ability to complete the proposed transaction with EVO on the proposed terms or on the proposed timeline, or at all, including risks and uncertainties related to securing the necessary regulatory and stockholder approvals and the satisfaction of other closing conditions; the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive merger agreement relating to the transaction with EVO; our ability to obtain the expected financing to the consummate the proposed transaction with EVO; effects relating to the announcement of the proposed transaction with EVO, including on the market price of our common stock and our relationships with customers, employees and suppliers; the risk of potential stockholder litigation associated with the proposed transaction with EVO; the effect of a security breach or operational failure on the Company's business; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain, develop and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness; our ability to meet environmental, social and governance targets, goals and commitments; the potential effects of climate change, including natural disasters; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards on us or our partners and customers, including privacy and cybersecurity laws and regulations; and other events beyond our control, and other factors presented in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent filings we make with the SEC, including this Quarterly Report on Form 10-Q, which we advise you to review.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A—RISK FACTORS

The following risk factors are an update to our previously disclosed risk factors and should be considered in conjunction with the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2021 and any subsequent filings we make with the SEC.

If we are unable to complete certain divestitures, our financial results could be materially and adversely affected.

From time to time, we may divest businesses that do not meet our strategic objectives. For instance, we committed to a plan to sell our consumer business within one year and are actively marketing the business in its current condition for a price that is reasonable in comparison to its estimated fair value.

We may not be able to complete desired divestitures on terms favorable to us or at all. Gains or losses on the sales of, or lost operating income from, those businesses may negatively affect our profitability and margins. Moreover, we have incurred and in the future may incur asset impairment charges related to divestitures that reduce our profitability.

Our divestiture activities may also present financial, managerial, and operational risks. Those risks include diversion of management attention from existing businesses, difficulties separating personnel and financial and other systems, possible need for providing transition services to buyers, adverse effects on existing business relationships with suppliers and customers and indemnities and potential disputes with the buyers. Any of these factors could adversely affect our financial condition and results of operations.

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

In addition, our business, growth, financial condition or results of operations could be materially adversely affected by political and economic instability or changes in a country’s or region’s economic conditions, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, increased difficulty of conducting business in a country or region due to actual or potential political or military conflict or action by the United States or foreign governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities. Risks associated with heightened geopolitical and economic instability, such as those resulting from the invasion of Ukraine by Russia, include among others, reduction in consumer, government or corporate spending, international sanctions, embargoes, heightened inflation and actions taken by central banks to counter inflation, volatility in global financial markets, increased cyber disruptions or attacks, higher supply chain costs and increased tensions between the United States and countries in which we operate, which could result in charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses, and could adversely affect our financial position and results of operations. To the extent the invasion of Ukraine by Russia adversely affects our business, it may also have the effect of heightening many other risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, any of which could materially adversely affect our business, financial condition, access to financing, results of operations and liquidity.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended June 30, 2022 is set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
April 1-30, 2022	2,891,589	$138.37	2,890,757	$—
May 1-31, 2022	1,633,236	122.49	1,632,806	—
June 1-30, 2022	525	117.36	—	—
Total	4,525,350	$132.64	4,523,563	$1,107.0

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions. During the quarter ended June 30, 2022, pursuant to our employee incentive plans, we withheld 1,787 shares, at an average price per share of $131.45, in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of June 30, 2022, we had $1,107.0 million of share repurchase authority remaining under our share repurchase program. The board authorization does not expire but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

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

3.3	Eleventh Amended and Restated Bylaws of Global Payments Inc., incorporated by reference to Exhibit 3.1 to Global Payment Inc.’s Current Report on Form 8-K filed on May 3, 2022.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: August 1, 2022	/s/ Joshua J. Whipple
Joshua J. Whipple
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)