Form 10-Q
period 2022-09-30
GLOBAL PAYMENTS INC
filed 2022-10-31
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
The number of shares of the issuer’s common stock, no par value, outstanding as of October 26, 2022 was 270,401,146.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended September 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	September 30, 2022	September 30, 2021

Revenues	$2,285,371	$2,202,337
Operating expenses:
Cost of service	931,249	944,172
Selling, general and administrative	918,757	858,082
Loss on business dispositions	48,933	—
	1,898,939	1,802,254
Operating income	386,432	400,083

Interest and other income	20,393	6,320
Interest and other expense	(135,184)	(82,187)
	(114,791)	(75,867)
Income before income taxes and equity in income of equity method investments	271,641	324,216
Income tax expense	14,255	50,117
Income before equity in income of equity method investments	257,386	274,099
Equity in income of equity method investments, net of tax	42,780	31,364
Net income	300,166	305,463
Net income attributable to noncontrolling interests, net of tax	(9,712)	(8,727)
Net income attributable to Global Payments	$290,454	$296,736

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.06	$1.02
Diluted earnings per share	$1.05	$1.01

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Nine Months Ended
	September 30, 2022	September 30, 2021

Revenues	$6,722,531	$6,329,781
Operating expenses:
Cost of service	2,850,706	2,805,728
Selling, general and administrative	2,605,085	2,486,153
Impairment of goodwill	833,075	—
Loss on business dispositions	201,144	—
	6,490,010	5,291,881
Operating income	232,521	1,037,900

Interest and other income	25,060	16,009
Interest and other expense	(327,655)	(245,884)
	(302,595)	(229,875)
(Loss) income before income taxes and equity in income of equity method investments	(70,074)	808,025
Income tax expense	119,250	131,600
(Loss) income before equity in income of equity method investments	(189,324)	676,425
Equity in income of equity method investments, net of tax	74,074	94,261
Net (loss) income	(115,250)	770,686
Net income attributable to noncontrolling interests, net of tax	(22,563)	(13,679)
Net (loss) income attributable to Global Payments	$(137,813)	$757,007

(Loss) earnings per share attributable to Global Payments:
Basic (loss) earnings per share	$(0.49)	$2.57
Diluted (loss) earnings per share	$(0.49)	$2.56

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	September 30, 2022	September 30, 2021

Net income	$300,166	$305,463
Other comprehensive income (loss):
Foreign currency translation adjustments	(249,562)	(79,532)
Income tax (expense) benefit related to foreign currency translation adjustments	(183)	447
Net unrealized losses on hedging activities	(1,070)	(646)
Reclassification of net unrealized losses on hedging activities to interest expense	2,980	9,788
Income tax expense related to hedging activities	(330)	(2,208)
Other, net of tax	—	(2,209)
Other comprehensive loss	(248,165)	(74,360)

Comprehensive income	52,001	231,103
Comprehensive loss (income) attributable to noncontrolling interests	5,130	(4,625)
Comprehensive income attributable to Global Payments	$57,131	$226,478

	Nine Months Ended
	September 30, 2022	September 30, 2021

Net (loss) income	$(115,250)	$770,686
Other comprehensive income (loss):
Foreign currency translation adjustments	(493,405)	(80,427)
Reclassification of accumulated foreign currency translation losses to net loss as a result of the sale of a foreign entity	62,925	—
Income tax benefit related to foreign currency translation adjustments	1,451	5,438
Net unrealized gains (losses) on hedging activities	12,915	(62)
Reclassification of net unrealized losses on hedging activities to interest expense	19,959	30,288
Income tax expense related to hedging activities	(7,838)	(7,297)
Other, net of tax	—	4,017
Other comprehensive loss	(403,993)	(48,043)

Comprehensive (loss) income	(519,243)	722,643
Comprehensive loss (income) attributable to noncontrolling interests	11,111	(6,328)
Comprehensive (loss) income attributable to Global Payments	$(508,132)	$716,315

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,993,840	$1,979,308
Accounts receivable, net	998,231	946,247
Settlement processing assets	1,740,844	1,143,539
Current assets held for sale	93,740	4,779
Prepaid expenses and other current assets	626,697	637,112
Total current assets	5,453,352	4,710,985
Goodwill	23,421,031	24,813,274
Other intangible assets, net	9,907,884	11,633,709
Property and equipment, net	1,759,235	1,687,586
Deferred income taxes	25,657	12,117
Noncurrent assets held for sale	1,038,806	—
Other noncurrent assets	2,332,784	2,422,042
Total assets	$43,938,749	$45,279,713
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$440,950	$484,202
Current portion of long-term debt	1,157,811	78,505
Accounts payable and accrued liabilities	2,207,551	2,542,256
Settlement processing obligations	1,795,140	1,358,051
Current liabilities held for sale	75,233	—
Total current liabilities	5,676,685	4,463,014
Long-term debt	12,289,826	11,414,809
Deferred income taxes	2,439,657	2,793,427
Noncurrent liabilities held for sale	4,494	—
Other noncurrent liabilities	655,132	739,046
Total liabilities	21,065,794	19,410,296
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at September 30, 2022 and December 31, 2021; 270,307,707 issued and outstanding at September 30, 2022 and 284,750,452 issued and outstanding at December 31, 2021	—	—
Paid-in capital	20,717,133	22,880,261
Retained earnings	2,547,947	2,982,122
Accumulated other comprehensive loss	(604,501)	(234,182)
Total Global Payments shareholders’ equity	22,660,579	25,628,201
Noncontrolling interests	212,376	241,216
Total equity	22,872,955	25,869,417
Total liabilities and equity	$43,938,749	$45,279,713

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net (loss) income	$(115,250)	$770,686
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	299,348	292,230
Amortization of acquired intangibles	962,413	973,948
Amortization of capitalized contract costs	81,052	68,112
Share-based compensation expense	122,465	146,097
Provision for operating losses and credit losses	87,071	73,286
Noncash lease expense	63,211	80,371
Deferred income taxes	(281,376)	(136,004)
Equity in income of equity method investments, net of tax	(74,074)	(94,261)
Facilities exit charges	27,662	—
Distribution received on investments	8,212	26,757
Impairment of goodwill	833,075	—
Loss on business dispositions	201,144	—
Other, net	(3,273)	(6,790)
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(107,908)	(123,370)
Settlement processing assets and obligations, net	(117,989)	28,242
Prepaid expenses and other assets	(224,529)	(185,973)
Accounts payable and other liabilities	(226,746)	114,279
Net cash provided by operating activities	1,534,508	2,027,610
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash acquired	(24,969)	(946,377)
Capital expenditures	(463,357)	(350,745)
Effect on cash from sale of business	(29,755)	—
Proceeds from sale of investments	31,046	—
Other, net	101	1,248
Net cash used in investing activities	(486,934)	(1,295,874)
Cash flows from financing activities:
Net (repayments of) borrowings from settlement lines of credit	(2,770)	244,858
Proceeds from long-term debt	9,124,449	3,909,988
Repayments of long-term debt	(7,193,661)	(2,434,805)
Payments of debt issuance costs	(44,360)	(8,569)
Repurchases of common stock	(2,139,731)	(1,833,689)
Proceeds from stock issued under share-based compensation plans	33,776	38,570
Common stock repurchased - share-based compensation plans	(38,366)	(84,659)
Distributions to noncontrolling interests	(17,729)	—
Contribution from a noncontrolling interest	—	46,320
Payment of contingent consideration in business combination	(15,726)	—
Purchase of capped calls related to issuance of convertible notes	(302,375)	—
Dividends paid	(208,082)	(188,203)
Net cash used in financing activities	(804,575)	(310,189)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(208,529)	(42,704)
Increase in cash, cash equivalents and restricted cash	34,470	378,843
Cash, cash equivalents and restricted cash, beginning of the period	2,123,023	2,089,771
Cash, cash equivalents and restricted cash, end of the period	$2,157,493	$2,468,614

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2022	277,033	$21,800,574	$2,326,259	$(371,178)	$23,755,655	$220,872	$23,976,527
Net income			290,454		290,454	9,712	300,166
Other comprehensive loss				(233,323)	(233,323)	(14,842)	(248,165)
Stock issued under share-based compensation plans	270	10,155			10,155		10,155
Common stock repurchased - share-based compensation plans	(88)	(11,312)			(11,312)		(11,312)
Share-based compensation expense		37,052			37,052		37,052
Repurchases of common stock	(6,907)	(889,739)			(889,739)		(889,739)
Distributions to noncontrolling interest					—	(3,366)	(3,366)
Purchase of capped calls related to issuance of convertible notes, net of taxes of $72,778		(229,597)			(229,597)		(229,597)
Cash dividends declared ($0.25 per common share)			(68,766)		(68,766)		(68,766)
Balance at September 30, 2022	270,308	$20,717,133	$2,547,947	$(604,501)	$22,660,579	$212,376	$22,872,955

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2021	293,703	$24,201,763	$2,664,707	$(172,707)	$26,693,763	$156,377	$26,850,140
Net income			296,736		296,736	8,727	305,463
Other comprehensive loss				(70,258)	(70,258)	(4,102)	(74,360)
Stock issued under share-based compensation plans	819	9,262			9,262		9,262
Common stock repurchased - share-based compensation plans	(203)	(34,003)			(34,003)		(34,003)
Share-based compensation expense		65,611			65,611		65,611
Repurchases of common stock	(4,232)	(697,833)	(42,924)		(740,757)		(740,757)
Contribution from a noncontrolling interest					—	46,320	46,320
Cash dividends declared ($0.25 per common share)			(73,327)		(73,327)		(73,327)
Balance at September 30, 2021	290,087	$23,544,800	$2,845,192	$(242,965)	$26,147,027	$207,322	$26,354,349

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	284,750	$22,880,261	$2,982,122	$(234,182)	$25,628,201	$241,216	$25,869,417
Net (loss) income			(137,813)		(137,813)	22,563	(115,250)
Other comprehensive loss				(370,319)	(370,319)	(33,674)	(403,993)
Stock issued under share-based compensation plans	1,789	33,776			33,776		33,776
Common stock repurchased - share-based compensation plans	(285)	(38,321)			(38,321)		(38,321)
Share-based compensation expense		122,465			122,465		122,465
Repurchases of common stock	(15,946)	(2,051,451)	(88,280)		(2,139,731)		(2,139,731)
Distributions to noncontrolling interest					—	(17,729)	(17,729)
Purchase of capped calls related to issuance of convertible notes, net of taxes of $72,778		(229,597)			(229,597)		(229,597)
Cash dividends declared ($0.75 per common share)			(208,082)		(208,082)		(208,082)
Balance at September 30, 2022	270,308	$20,717,133	$2,547,947	$(604,501)	$22,660,579	$212,376	$22,872,955

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	298,332	$24,963,769	$2,570,874	$(202,273)	$27,332,370	$154,674	$27,487,044
Net income			757,007		757,007	13,679	770,686
Other comprehensive loss				(40,692)	(40,692)	(7,351)	(48,043)
Stock issued under share-based compensation plans	1,900	38,570			38,570		38,570
Common stock repurchased - share-based compensation plans	(456)	(84,432)			(84,432)		(84,432)
Share-based compensation expense		146,097			146,097		146,097
Repurchases of common stock	(9,689)	(1,519,204)	(294,486)		(1,813,690)		(1,813,690)
Contribution from a noncontrolling interest					—	46,320	46,320
Cash dividends declared ($0.64 per common share)			(188,203)		(188,203)		(188,203)
Balance at September 30, 2021	290,087	$23,544,800	$2,845,192	$(242,965)	$26,147,027	$207,322	$26,354,349

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation - We are a leading payments technology company delivering innovative software and services to our customers globally. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world. We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Consumer Solutions, which are described in "Note 14—Segment Information." Global Payments Inc. and its consolidated subsidiaries are referred to herein collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

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

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. In particular, uncertainty resulting from COVID-19, global events and other macroeconomic conditions are difficult to predict at this time, and the ultimate effect could result in additional charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses. These unaudited consolidated financial statements reflect the financial statement effects based upon management’s estimates and assumptions utilizing the most currently available information.

Recently adopted accounting pronouncements

Accounting Standards Update ("ASU") 2021-08— In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606"), at fair value on the acquisition date. ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts, which should generally result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. We elected to early adopt ASU 2021-08 in the third quarter of 2022, with application to any business combinations for which the acquisition date occurs after January 1, 2022.

NOTE 2—ACQUISITIONS

Pending Acquisition of EVO Payments, Inc.

On August 1, 2022, we entered into a merger agreement to acquire all outstanding equity of EVO Payments, Inc. (“EVO”) for $34 per share, or approximately $3.4 billion in preliminary estimated cash consideration to be paid to EVO shareholders, which equates to an enterprise value of approximately $4 billion. EVO is a leading payment technology and services provider, offering an array of payment solutions to merchants ranging from small and middle market enterprises to multinational companies and organizations across the Americas and Europe. The acquisition aligns with our technology-enabled payments strategy, expands our geographic presence and augments our business-to-business software and payment solutions business. The acquisition is expected to close prior to the end of first quarter of 2023, subject to EVO's shareholder approval, regulatory approvals and other customary closing conditions.

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

During the nine months ended September 30, 2022, we made measurement-period adjustments that decreased the amount of deferred income tax liabilities and provisional goodwill by $3.2 million. The decrease in deferred income tax liabilities for the nine months ended September 30, 2022 primarily related to finalizing the evaluation of the differences in the bases of assets and liabilities for financial reporting and tax purposes. The effects of the measurement-period adjustments on our consolidated statements of income for the three and nine months ended September 30, 2022 were not material.

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

NOTE 3—BUSINESS DISPOSITIONS

Sale of Merchant Solutions Business in Russia

We sold our Merchant Solutions business in Russia effective April 29, 2022 for cash proceeds of $9 million. During the nine months ended September 30, 2022, we recognized a loss of $127.2 million associated with the sale, comprised of the difference between the consideration received and the net carrying amount of the business and the reclassification of $62.9 million of associated accumulated foreign currency translation losses from the separate component of equity. The loss was presented within loss on business dispositions in our consolidated statement of income.

Consumer Business Disposition

On July 31, 2022, we entered into a definitive agreement to sell our consumer business for $1 billion, subject to certain closing adjustments. In connection with the sale, we will provide seller financing, consisting of a first lien seven-year secured term loan facility in an aggregate principal amount of $350 million bearing interest at a fixed annual rate of 9% and a second lien twenty-five year secured term loan facility in an aggregate principal amount of $325 million bearing interest at a fixed annual rate of 13%. In addition, we will provide the purchasers a first lien five-year $50 million secured revolving facility that will be available from the date of closing of the sale. The transaction is expected to close prior to the end of the first quarter of 2023 subject to required regulatory approvals and other customary closing conditions.

The assets and liabilities of our consumer business are classified as held for sale and the disposal group is reported at fair value less costs to sell in our consolidated balance sheet as of September 30, 2022. As further discussed in "Note 5— Goodwill and Other Intangible Assets," we recognized a goodwill impairment charge of $833.1 million during the nine months ended September 30, 2022 related to our former Business and Consumer Solutions reporting unit, which included the consumer business. We also recognized charges within loss on business dispositions in our consolidated statement of income of $48.9 million and $73.9 million during the three and nine months ended September 30, 2022, respectively, to reduce the carrying amount of the disposal group to estimated fair value less costs to sell. The charge during the three months ended September 30, 2022 relates primarily to a change in the estimated fair value of the fixed rate seller financing.

For the three and nine months ended September 30, 2022, the consumer business contributed $23.2 million and $67.7 million to the Consumer Solutions segment operating income. For the three and nine months ended September 30, 2021, the consumer business contributed $27.2 million and $114.8 million to the Consumer Solutions segment operating income.

The major classes of assets presented as held for sale in the consolidated balance sheet as of September 30, 2022, primarily related to the consumer business, include cash of $31.2 million, accounts receivable of $10.9 million, other current assets of $51.7 million, goodwill of $366.4 million, other intangible assets of $651.2 million, property and equipment of $51.2 million, other noncurrent assets of $43.9 million and an asset group valuation allowance of $73.9 million. The major classes of liabilities presented as held for sale in the consolidated balance sheet as of September 30, 2022 include accounts payable and accrued liabilities of $75.2 million and other noncurrent liabilities of $4.5 million.

NOTE 4—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the three and nine months ended September 30, 2022 and 2021 and has been recast to align with the change in the presentation of segment information as further described in “Note 14-Segment Information:”

	Three Months Ended September 30, 2022
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,349,793	$442,200	$147,337	$(14,788)	$1,924,542
Europe	183,698	114,296	—	—	297,994
Asia Pacific	62,835	9,543	—	(9,543)	62,835
	$1,596,326	$566,039	$147,337	$(24,331)	$2,285,371

	Three Months Ended September 30, 2021
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,245,805	$415,127	$183,591	$(15,748)	$1,828,775
Europe	189,282	123,469	—	—	312,751
Asia Pacific	60,811	6,890	—	(6,890)	60,811
	$1,495,898	$545,486	$183,591	$(22,638)	$2,202,337

	Nine Months Ended September 30, 2022
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$3,926,645	$1,281,894	$478,082	$(43,052)	$5,643,569
Europe	545,203	354,546	—	—	899,749
Asia Pacific	179,213	26,568	—	(26,568)	179,213
	$4,651,061	$1,663,008	$478,082	$(69,620)	$6,722,531

	Nine Months Ended September 30, 2021
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$3,529,245	$1,210,948	$608,645	$(47,969)	$5,300,869
Europe	488,860	367,633	—	—	856,493
Asia Pacific	172,419	17,523	—	(17,523)	172,419
	$4,190,524	$1,596,104	$608,645	$(65,492)	$6,329,781

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(in thousands)

Relationship-led	$821,005	$799,948	$2,397,787	$2,245,839
Technology-enabled	775,321	695,950	2,253,274	1,944,685
	$1,596,326	$1,495,898	$4,651,061	$4,190,524

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606"), requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and nine months ended September 30, 2022 and 2021, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of September 30, 2022 and December 31, 2021 was as follows:

	Balance Sheet Location	September 30, 2022	December 31, 2021

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$320,395	$291,914
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	$139,796	$113,366

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	$216,448	$227,783
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	$45,033	$44,502

Net contract assets were not material at September 30, 2022 or at December 31, 2021. Revenue recognized for the three months ended September 30, 2022 and 2021 from contract liability balances at the beginning of each period was $74.2 million and $75.5 million, respectively. Revenue recognized for the nine months ended September 30, 2022 and 2021 from contract liability balances at the beginning of each period was $189.3 million and $186.0 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at September 30, 2022. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

2022	$256,413
2023	981,937
2024	742,799
2025	522,962
2026	413,311
2027	266,558
2028 and thereafter	385,979
Total	$3,569,959

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2022 and December 31, 2021, goodwill and other intangible assets consisted of the following:

	September 30, 2022	December 31, 2021

	(in thousands)

Goodwill	$23,421,031	$24,813,274
Other intangible assets:
Customer-related intangible assets	$9,556,652	$9,694,083
Acquired technologies	2,849,693	2,962,154
Contract-based intangible assets	1,721,068	2,258,676
Trademarks and trade names	1,065,997	1,271,302
	15,193,410	16,186,215
Less accumulated amortization:
Customer-related intangible assets	3,038,478	2,587,586
Acquired technologies	1,604,058	1,367,513
Contract-based intangible assets	179,575	180,975
Trademarks and trade names	463,415	416,432
	5,285,526	4,552,506
	$9,907,884	$11,633,709

As of September 30, 2022, approximately $651.2 million of intangible assets have been reclassified to assets held for sale in connection with the presentation of the consumer business as held for sale. See “Note 3—Business Dispositions” for further discussion.

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the nine months ended September 30, 2022 and has been recast to align with the change in the presentation of segment information as further described in “Note 14-Segment Information:”

	Merchant Solutions	Issuer Solutions	Consumer Solutions	Total

	(in thousands)
Balance at December 31, 2021	$14,063,682	$9,908,014	$841,578	$24,813,274
Effect of foreign currency translation	(124,632)	(50,761)	—	(175,393)
Goodwill acquired	7,918	—	—	7,918
Goodwill derecognized in connection with the sale of a business (1)	(17,719)	—	—	(17,719)
Impairment of goodwill	—	—	(833,075)	(833,075)
Reallocation of accumulated impairment losses due to change in reporting units	—	(357,933)	357,933	—
Reclassification of goodwill to assets held for sale (2)	—	—	(366,436)	(366,436)
Measurement period adjustments	(2,957)	(4,581)	—	(7,538)
Balance at September 30, 2022	$13,926,292	$9,494,739	$—	$23,421,031

(1) Reflects goodwill derecognized in connection with the sale of our Merchant Solutions business in Russia. See “Note 3—Business Dispositions” for further discussion.

(2) Reflects the reclassification of goodwill in connection with the presentation of the consumer business as held for sale. See “Note 3—Business Dispositions” for further discussion.

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

The sustained decline in our share price and increases in discount rates, primarily resulting from increased economic uncertainty, indicated a potential decline in fair value and triggered a requirement to evaluate our Issuer Solutions and former Business and Consumer Solutions reporting units for potential impairment as of June 30, 2022. Further, the estimated sales price for the consumer business also indicated a potential decline in fair value of our former Business and Consumer Solutions reporting unit as of June 30, 2022. We determined on the basis of the quantitative assessment that the fair value of the Issuer Solutions reporting unit was still greater than its carrying amount as of June 30, 2022, indicating no impairment. Based on the quantitative assessment of our former Business and Consumer Solutions reporting unit, including consideration of the consumer business disposal group and the remaining assets of the reporting unit, we recognized a goodwill impairment charge of $833.1 million in our consolidated statement of income during the three months ended June 30, 2022. In connection with the change in presentation of segment information during the third quarter of 2022 as further described in “Note 14-Segment Information,” accumulated impairment losses associated with our former Business and Consumer Solutions reporting unit were reallocated to our new reporting units based on relative fair value.

We continue to closely monitor developments related to COVID-19 and other global events and macroeconomic conditions. The future magnitude, duration and effects of these events and conditions are difficult to predict at this time, and it is reasonably possible that future developments could have a negative effect on the estimates and assumptions utilized in our goodwill impairment assessments and could result in material impairment charges in future periods.

Accumulated impairment losses for goodwill as of September 30, 2022 were $833.1 million. There were no accumulated impairment losses for goodwill as of December 31, 2021.

NOTE 6—OTHER ASSETS

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

The Series B and C convertible preferred shares become convertible in stages based on developments in the litigation and become fully convertible no later than 2028 (subject to a holdback to cover any then pending claims). In July 2022, in connection with the second mandatory release assessment, a portion of the Series B and C convertible preferred shares was converted by Visa representing approximately one quarter of the original potential conversion rate. We recognized a gain of $13.2 million reported in interest and other income in our consolidated statement of income for the three and nine months ended September 30, 2022 based on the fair value of the shares received. The shares were subsequently sold in September 2022. The remaining Series B and C convertible preferred shares continue to be carried at an assigned value of zero based on the aforementioned factors.

NOTE 7—LONG-TERM DEBT AND LINES OF CREDIT

As of September 30, 2022 and December 31, 2021, long-term debt consisted of the following:

	September 30, 2022	December 31, 2021

	(in thousands)

3.750% senior notes due June 1, 2023	$553,381	$557,186
4.000% senior notes due June 1, 2023	554,395	559,338
1.500% senior notes due November 15, 2024	497,919	497,185
2.650% senior notes due February 15, 2025	996,063	994,797
1.200% senior notes due March 1, 2026	1,093,453	1,092,016
4.800% senior notes due April 1, 2026	789,549	798,024
2.150% senior notes due January 15, 2027	744,633	743,695
4.950% senior notes due August 15, 2027	495,242	—
4.450% senior notes due June 1, 2028	474,899	478,194
3.200% senior notes due August 15, 2029	1,239,192	1,238,006
5.300% senior notes due August 15, 2029	495,205	—
2.900% senior notes due May 15, 2030	991,074	990,196
2.900% senior notes due November 15, 2031	742,345	741,716
5.400% senior notes due August 15, 2032	741,900	—
4.150% senior notes due August 15, 2049	740,414	740,146
5.950% senior notes due August 15, 2052	738,087	—
1.000% convertible notes due August 15, 2029	1,453,151	—
Unsecured term loan facility (outstanding under our Prior Credit Facility)	—	1,989,793
Finance lease liabilities	26,749	64,421
Other borrowings	79,986	8,601
Total long-term debt	13,447,637	11,493,314
Less current portion	1,157,811	78,505
Long-term debt, excluding current portion	$12,289,826	$11,414,809

The carrying amounts of our senior notes, convertible notes and unsecured term loan facility in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At September 30, 2022, the unamortized discount on senior notes and convertible notes was $78.9 million, and unamortized debt issuance costs on senior notes and convertible notes were $52.5 million. At December 31, 2021, the unamortized discount on senior notes was $11.7 million and unamortized debt issuance costs on our senior notes and the unsecured term loan facility were $60.7 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At September 30, 2022, unamortized debt issuance costs on the unsecured revolving credit facility were $24.8 million, and at December 31, 2021, unamortized debt issuance costs on the unsecured revolving credit facility were $9.9 million.

At September 30, 2022, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year Ending December 31,

2022	$9,629
2023	1,139,549
2024	530,777
2025	1,000,000
2026	1,850,000
2027	1,250,000
2028 and thereafter	7,700,000
Total	$13,479,955

Senior Notes

We have $11.9 billion in aggregate principal amount of senior unsecured notes, as presented in the table above. Interest on the senior notes is payable semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture.

On August 22, 2022, we issued $2.5 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 4.950% senior notes due August 2027; (ii) $500.0 million aggregate principal amount of 5.300% senior notes due August 2029; (iii) $750.0 million aggregate principal amount of 5.400% senior notes due August 2032; and (iv) $750.0 million aggregate principal amount of 5.950% senior notes due August 2052. We issued the senior notes at a total discount of $5.2 million, and we incurred debt issuance costs of $24.8 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at September 30, 2022. Interest on the senior unsecured notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2023. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. The net proceeds from the offering have been or will be used to refinance the outstanding indebtedness under our credit facility, to make cash payments and pay transaction fees and expenses in connection with the pending acquisition of EVO, to refinance certain outstanding indebtedness of EVO in connection with the acquisition and for general corporate purposes. In the event that the EVO acquisition is not consummated, we will be required to redeem the notes due 2027 and 2029 at a redemption price equal to 101% of the principal amount of the notes due 2027 and 2029 then outstanding plus accrued and unpaid interest, if any.

Convertible Notes

On August 1, 2022, we entered into an investment agreement with Silver Lake Partners relating to the issuance of $1.5 billion in aggregate principal amount of 1.000% convertible unsecured senior notes (the "Convertible Notes”) due 2029 in a private placement, and the transaction closed on August 8, 2022. The net proceeds from this offering were approximately $1.45 billion, reflecting an issuance discount of $37.5 million and $10.4 million of debt issuance costs, which were capitalized and reflected as a reduction of the related carrying amount of the Convertible Notes in our consolidated balance sheet at September 30, 2022.

The Convertible Notes bear interest at a rate of 1.000% per annum. Interest on the Convertible Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023, to the holders of record on the preceding February 1 and August 1, respectively. The Convertible Notes mature on August 15, 2029, subject to earlier conversion or repurchase.

The Convertible Notes are convertible at the option of the holder at any time after the date that is 18 months after issuance (or earlier, upon the occurrence of certain corporate events) until the scheduled trading day prior to the maturity date. The Convertible Notes are convertible into cash and shares of our common stock based on an initial conversion rate of 7.1089 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $140.67 per share), subject to customary anti-dilution and other adjustments upon the occurrence of certain events. Upon conversion, the principal amount of, and interest due on, the Convertible Notes are required to be settled in cash and any other amounts may be settled in shares, cash or a combination of shares and cash at our election.

The Convertible Notes are not redeemable by us. If certain corporate events that constitute a fundamental change (as defined in the indenture governing the Convertible Notes) occur, any holder of the Convertible Notes may require that we repurchase all or any portion of their notes for cash at a purchase price of par plus accrued and unpaid interest to, but excluding, the repurchase date. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture governing the Convertible Notes) occur, then the conversion rate will in certain circumstances be increased for a specified period of time. The Convertible Notes include customary covenants for convertible notes of this type, as well as customary events of default, which may result in the acceleration of the maturity of the Convertible Notes.

On August 8, 2022, in connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call transactions with certain financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the Convertible Notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon conversion of the Convertible Notes, or offset our cash obligation if the cash settlement option is elected, up to a cap price determined based on a hedging period that commenced on August 9, 2022 and concluded on August 25, 2022. The capped call has an initial strike price of $140.67 per share and a cap price of $229.2605 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $302.4 million incurred in connection with the capped call transactions was recorded as a reduction to paid-in-capital in our consolidated balance sheet at September 30, 2022, net of applicable income taxes.

New Credit Facility

On August 19, 2022, we entered into a credit agreement (the “Revolving Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The Revolving Credit Agreement provides for an unsubordinated unsecured $5.75 billion revolving credit facility (the “Revolving Credit Facility”). We capitalized debt issuance costs of $12.3 million in connection with the issuances under the Revolving Credit Facility. The Revolving Credit Facility matures in August 2027. Borrowings under the Revolving Credit Facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of lenders and customary notice provisions.

Borrowings under the Revolving Credit Facility will be available to be made in US dollars, euros, sterling, Canadian dollars and, subject to certain conditions, certain other currencies at our option. Borrowings under the Revolving Credit Facility will bear interest, at our option, at a rate equal to (i) for Secured Overnight Financing Rate ("SOFR") based currencies or certain alternative currencies, a secured overnight financing rate (subject to a 0.00% floor) plus a 0.10% credit spread adjustment or an alternative currency term rate (subject to a 0.00% floor), as applicable, (ii) for US dollar borrowings, a base rate, (iii) for US dollar borrowings, a daily floating secured overnight financing rate (subject to a 0.00% floor on or after January 1, 2023) plus a 0.10% credit spread adjustment or (iv) for certain alternative currencies, a daily alternative currency rate (subject to a 0.00% floor), in each case, plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility will range from 1.125% to 1.875% depending on our credit rating and is initially 1.375%. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.125% to 0.300% depending on our credit rating.

We may issue standby letters of credit of up to $250.0 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. The amounts available to borrow under the Revolving Credit Facility are also determined by a financial leverage covenant. As of September 30, 2022, there were no borrowing outstanding under the Revolving Credit Facility, and the total available commitments under the Revolving Credit Facility were $2.5 billion.

Prior Credit Facility

Prior to the Revolving Credit Facility, we were party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents (as amended from time to time, the “Prior Credit Facility”). The Prior Credit Facility provided for a senior unsecured $2.0 billion term loan facility and a senior unsecured $3.0 billion revolving credit facility. In August 2022, all borrowings outstanding and other amounts due under the Prior Credit Facility were repaid and the Prior Credit Facility was terminated.

Bridge Facility

On August 1, 2022, in connection with our entry into the EVO merger agreement, we obtained commitments for a $4.3 billion, 364-day senior unsecured bridge facility (the "Bridge Facility"). Upon the execution of permanent financing, including the issuance of our senior unsecured notes and entry into the Revolving Credit Facility described above, the aggregate commitments under the Bridge Facility were reduced to zero and terminated. For the three and nine months ended September 30, 2022, we recognized expense of $17.3 million related to commitment fees associated with the Bridge Facility, which was presented within interest expense in our consolidated statement of income.

Fair Value of Long-Term Debt

As of September 30, 2022, our senior notes had a total carrying amount of $11.9 billion and an estimated fair value of $10.4 billion. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy.

As of September 30, 2022, our Convertible Notes had a total carrying amount of $1.5 billion and an estimated fair value of $1.4 billion. The estimated fair value of our Convertible Notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the valuation hierarchy.

The fair value of other long-term debt approximated its carrying amount at September 30, 2022.

Compliance with Covenants

The Convertible Notes include customary covenants and events of default for convertible notes of this type. The Revolving Credit Agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of September 30, 2022, financial covenants under the Revolving Credit Agreement required a leverage ratio of 3.75 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of September 30, 2022.

Derivative Agreements

We had previously entered into interest rate swap agreements with financial institutions to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. Net amounts to be received or paid under the swap agreements were reflected as adjustments to interest expense. Since we had designated the interest rate swap agreements as portfolio cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value were recorded as components of other comprehensive income (loss). The fair values of our interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments were classified within Level 2 of the valuation hierarchy.

In August 2022, in connection with entry into the Revolving Credit Agreement and repayment of amounts outstanding under the Prior Credit Facility, we terminated and settled our existing interest rate swap agreements. The termination resulted in the recognition of a net gain of $1.2 million, including the reclassification of $0.5 million of accumulated losses from the separate component of equity. The net gain was presented in interest expense in our consolidated statement of income for the three and nine months ended September 30, 2022. As of December 30, 2021, accounts payable and accrued liabilities included $28.8 million related to the interest rate swaps.

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(in thousands)

Net unrealized (losses) gains recognized in other comprehensive income (loss)	$(1,070)	$(646)	$12,915	$(62)
Net unrealized losses reclassified out of other comprehensive income (loss) to interest expense	$2,980	$9,788	$19,959	$30,288

As of September 30, 2022, the amount of net unrealized losses in accumulated other comprehensive loss related to our forward-starting interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $5.5 million.

Interest Expense

Interest expense was $132.4 million and $82.3 million for the three months ended September 30, 2022 and 2021, respectively, and $318.8 million and $242.9 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 8—INCOME TAX

For the three months ended September 30, 2022, our effective income tax rate was 5.2%, and it differed from the U.S. statutory rate primarily due to the favorable effects of foreign interest income not subject to tax, tax credits, and the foreign-derived intangible income deduction. The effective rate also included the favorable effects of adjustments to unrecognized income tax benefits related to certain U.S. federal income tax positions and remeasurement of state deferred taxes to reflect enacted tax law changes. For the nine months ended September 30, 2022, we incurred income tax expense in spite of reporting a loss before income taxes primarily due to the unfavorable effects of the goodwill impairment charge and loss on the sale of our Merchant Solutions business in Russia for which no tax benefit was recognized. These effects were partially offset by the same items that favorably affected the rate for the three months ended September 30, 2022.

Our effective income tax rates for the three and nine months ended September 30, 2021 were 15.5% and 16.3%, respectively. Our effective income tax rates for the three and nine months ended September 30, 2021 differed from the U.S. statutory rate primarily as a result of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction. Our effective income tax rate for the nine months ended September 30, 2021 also included the effect of enacted tax law changes in the U.K. which required a remeasurement of deferred tax balances raising the effective rate, and was favorably affected by a change in the assessment of the need for a valuation allowance related to foreign tax credit carryforwards. The effective rate for each period includes the effects of applicable state income taxes.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "IRA") into law. The IRA, among other things, implements a 15% corporate alternative minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases, which shall take effect in tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA, but we do not currently believe the IRA will have a material effect on our reported results, cash flows or financial position when it becomes effective. We expect to reflect the excise tax within equity as part of the repurchase price of common stock.

NOTE 9—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended September 30, 2022 and 2021, we repurchased and retired 6,907,090 and 4,232,232 shares of our common stock, respectively, at a cost, including commissions, of $889.7 million and $740.8 million, or $128.82 and $175.03 per share, respectively. During the nine months ended September 30, 2022 and 2021, we repurchased and retired 15,946,279 and 9,689,181 shares of our common stock, respectively, at a cost, including commissions, of $2,139.7 million and $1,813.7 million, or $134.18 and $187.21 per share, respectively. The activity for the nine months ended September 30, 2021 included the repurchase of 2,491,161 shares at an average price of $200.71 per share under an ASR agreement we entered into on February 10, 2021 with a financial institution to repurchase an aggregate of $500 million of our common stock during the ASR program purchase period, which ended on March 31, 2021.

As of September 30, 2022, the remaining amount available under our share repurchase program was $610.3 million. On October 27, 2022, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $1.5 billion.

On October 27, 2022, our board of directors declared a dividend of $0.25 per share payable on December 30, 2022 to common shareholders of record as of December 16, 2022.

NOTE 10—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(in thousands)

Share-based compensation expense	$37,052	$65,611	$122,465	$146,097
Income tax benefit	$10,318	$16,224	$26,816	$34,595

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the nine months ended September 30, 2022:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2021	1,640	$184.90
Granted	1,492	137.61
Vested	(754)	170.87
Forfeited	(201)	165.70
Unvested at September 30, 2022	2,177	$159.09

The total fair value of restricted stock and performance awards vested during the nine months ended September 30, 2022 and September 30, 2021 was $128.8 million and $178.9 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $34.5 million and $62.2 million during the three months ended September 30, 2022 and 2021, respectively, and $113.2 million and $135.6 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $234.0 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.0 years.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2021	1,172	$107.44	5.8	$47.4
Granted	154	136.02
Forfeited	(36)	162.48
Exercised	(66)	66.87
Outstanding at September 30, 2022	1,224	$111.60	5.2	$22.6

Options vested and exercisable at September 30, 2022	991	$99.67	4.4	$22.6

We recognized compensation expense for stock options of $1.2 million and $1.9 million during the three months ended September 30, 2022 and 2021, respectively, and $4.8 million and $6.0 million during the nine months ended September 30, 2022 and 2021, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $4.2 million and $23.4 million, respectively. As of September 30, 2022, we had $8.9 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.9 years.

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $48.88 and $65.99, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2022	September 30, 2021

Risk-free interest rate	1.87%	0.59%
Expected volatility	40%	40%
Dividend yield	0.56%	0.44%
Expected term (years)	5	5

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

Diluted EPS is computed by dividing net income (loss) attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the three months ended September 30, 2022 excluded approximately 467,770 shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. Due to a net loss for the nine months ended September 30, 2022, no incremental shares are included in the computation of diluted earnings per share because the effect would be antidilutive. Approximately 1.9 million shares related to stock options and share-based awards were therefore excluded from the dilutive share base for the nine months ended September 30, 2022. The dilutive share base for the three and nine months ended September 30, 2021 excluded approximately 234,813 shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share.

The effect of the potential shares needed to settle the conversion spread on the Convertible Notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the three and nine months ended September 30, 2022, the Convertible Notes were not included in the computation of diluted EPS as the effect would have been anti-dilutive. Further, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(in thousands)

Basic weighted-average number of shares outstanding	275,030	291,502	278,411	294,262
Plus: Dilutive effect of stock options and other share-based awards	405	1,005	—	1,159
Diluted weighted-average number of shares outstanding	275,435	292,507	278,411	295,421

NOTE 12 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

	September 30, 2022	December 31, 2021

	(in thousands)
Cash and cash equivalents	$1,993,840	$1,979,308
Restricted cash included in prepaid expenses and other current assets	132,458	143,715
Cash included in assets held for sale	31,195	—
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,157,493	$2,123,023

Long-lived assets

As a result of actions taken in the third quarter of 2022 to further reduce our facility footprint in certain markets around the world, we recognized charges of $27.7 million, primarily related to certain lease right-of-use assets, leasehold improvements, furniture and fixtures and equipment, to reduce the carrying amount of each asset group to estimated fair value. The charges were presented within selling, general and administrative expenses in our consolidated statement of income for the three and nine months ended September 30, 2022. We continue to evaluate our physical footprint and additional charges may be incurred as these facilities exit activities continue in 2022.

During the three months ended September 30, 2022, we entered into a new agreement to acquire hardware, software and related services, of which $83.5 million was financed utilizing a two-year vendor financing arrangement. The agreement included the purchase of certain assets previously leased. The reduction in operating and finance lease liabilities arising from the termination of the related right-of-use assets was $44.2 million and $9.7 million, respectively.

Accounts payable and accrued liabilities

At December 31, 2021, accounts payable and accrued liabilities in the consolidated balance sheet included obligations totaling $14.5 million for employee termination benefits resulting from integration activities related to our merger with Total System Services, Inc. (the "Merger"). During the three and nine months ended September 30, 2021, we recognized charges for employee termination benefits of $4.7 million and $43.0 million, respectively, which included $1.2 million of share-based compensation expense for the nine months ended September 30, 2021. These charges are recorded within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes. Employee termination benefits from Merger-related integration activities were substantially complete as of December 31, 2021. There were no significant charges recognized during the three and nine months ended September 30, 2022 and no significant remaining obligations to be paid as of September 30, 2022.

NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three and nine months ended September 30, 2022 and 2021:

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at June 30, 2022	$(343,401)	$(25,034)	$(2,743)	$(371,178)
Other comprehensive (loss) income	(234,903)	1,580	—	(233,323)
Balance at September 30, 2022	$(578,304)	$(23,454)	$(2,743)	$(604,501)

Balance at June 30, 2021	$(106,882)	$(65,548)	$(277)	$(172,707)
Other comprehensive (loss) income	(74,983)	6,934	(2,209)	(70,258)
Balance at September 30, 2021	$(181,865)	$(58,614)	$(2,486)	$(242,965)

Other comprehensive loss attributable to noncontrolling interests, which relates only to foreign currency translation, was $14.8 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively.

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2021	$(182,949)	$(48,490)	$(2,743)	$(234,182)
Other comprehensive (loss) income	(395,355)	25,036	—	(370,319)
Balance at September 30, 2022	$(578,304)	$(23,454)	$(2,743)	$(604,501)

Balance at December 31, 2020	$(114,227)	$(81,543)	$(6,503)	$(202,273)
Other comprehensive (loss) income	(67,638)	22,929	4,017	(40,692)
Balance at September 30, 2021	$(181,865)	$(58,614)	$(2,486)	$(242,965)

Other comprehensive loss attributable to noncontrolling interests, which relates only to foreign currency translation, was $33.7 million and $7.4 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 14—SEGMENT INFORMATION

During the third quarter of 2022, as a result of the pending divestiture of our consumer business and changes in how the business is now managed, we have realigned the businesses previously comprising our Business and Consumer Solutions segment to include the business-to-business portion within our Issuer Solutions segment and the consumer portion within our Consumer Solutions segment. Our three reportable segments now are: Merchant Solutions, Issuer Solutions and Consumer Solutions. The presentation of segment information for the three and nine months ended September 30, 2021 has been recast to align with the segment presentation for the three and nine months ended September 30, 2022.

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

Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization were as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(in thousands)

Revenues:(1)
Merchant Solutions	$1,596,326	$1,495,898	$4,651,061	$4,190,524
Issuer Solutions	566,039	545,486	1,663,008	1,596,104
Consumer Solutions	147,337	183,591	478,082	608,645
Intersegment eliminations	(24,331)	(22,638)	(69,620)	(65,492)
Consolidated revenues	$2,285,371	$2,202,337	$6,722,531	$6,329,781

Operating income (loss)(1):
Merchant Solutions	$550,684	$488,407	$1,530,573	$1,265,689
Issuer Solutions	97,548	85,717	244,190	245,588
Consumer Solutions	23,175	27,208	67,735	114,804
Corporate(2)	(236,042)	(201,249)	(575,758)	(588,181)
Impairment of goodwill(3)	—	—	(833,075)	—
Loss on business dispositions(4)	(48,933)	—	(201,144)	—
Consolidated operating income	$386,432	$400,083	$232,521	$1,037,900

Depreciation and amortization:(1)
Merchant Solutions	$243,300	$244,055	$742,153	$743,154
Issuer Solutions	156,936	148,066	467,287	443,176
Consumer Solutions	—	18,673	35,776	57,721
Corporate	5,266	7,767	16,545	22,127
Consolidated depreciation and amortization	$405,502	$418,561	$1,261,761	$1,266,178

(1) Revenues, operating income (loss) and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. See “Note 2—Acquisitions” and “Note 3—Business Dispositions” for further discussion.

(2) Operating loss for Corporate included acquisition and integration expenses of $75.3 million and $70.7 million for the three months ended September 30, 2022 and 2021, respectively. Operating loss for Corporate included acquisition and integration expenses of $184.8 million and $237.7 million for the nine months ended September 30, 2022 and 2021, respectively. For the three and nine months ended September 30, 2022, operating loss for Corporate also included $31.7 million and $40.0 million, respectively, of other charges related to facilities exit activities.

(3) For the nine months ended September 30, 2022, consolidated operating income included a $833.1 million goodwill impairment charge related to our former Business and Consumer Solutions reporting unit. See “Note 5—Goodwill and Other Intangible Assets” for further discussion.

(4) For the three and nine months ended September 30, 2022, consolidated operating income included charges of $48.9 million and $73.9 million, respectively, to reduce the carrying amount of the consumer business disposal group to estimated fair value less costs to sell. During the nine months ended September 30, 2022, consolidated operating income included a $127.2 million loss on the sale of our Merchant Solutions business in Russia.

NOTE 15—COMMITMENTS AND CONTINGENCIES

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

We have grown organically as well as through acquisitions. We continue to invest in new technology solutions and innovation, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers, along with migration of certain underlying technology platforms to cloud environments to enhance performance, improve speed to market and drive cost efficiencies. We also continue to enhance our business operating model through execution of merger and integration and other activities, such as combining business operations, streamlining technology infrastructure, eliminating duplicative corporate and operational support structures and realizing scale efficiencies.

We have executed on our business strategy through several recent key transactions, including the following:

•On July 31, 2022, we entered into a definitive agreement to sell our consumer business for $1 billion, subject to certain closing adjustments. In connection with the sale, we will provide $675 million of seller financing and a first lien five-year $50 million secured revolving facility that will be available from the date of closing of the sale. The transaction is expected to close prior to the end of the first quarter of 2023, subject to required regulatory approvals and other customary closing conditions.

•On August 1, 2022, we entered into a merger agreement to acquire all outstanding equity of EVO Payments, Inc. (“EVO”) for $34 per share, or approximately $3.4 billion in preliminary estimated cash consideration to be paid to EVO shareholders, which equates to an enterprise value of approximately $4 billion. EVO is a leading payment technology and services provider, offering an array of payment solutions to merchants ranging from small and middle market enterprises to multinational companies and organizations across the Americas and Europe. The acquisition aligns with our technology-enabled payments strategy, expands our geographic presence and augments our business-to-business software and payment solutions business. The acquisition is expected to close prior to the end of first quarter of 2023, subject to EVO's shareholder approvals, regulatory approvals and other customary closing conditions.

•Our capital allocation priorities were supported by the successful issuance of new senior notes, convertible notes and an increased credit facility during the third quarter of 2022.

◦On August 1, 2022, we entered into an investment agreement with Silver Lake Partners relating to the issuance of $1.5 billion in aggregate principal amount of 1.000% convertible unsecured senior notes (the “Convertible Notes”) due 2029 in a private placement, and the transaction closed on August 8, 2022. The Convertible Notes are convertible at the option of the holder at any time after 18 months into cash and shares of our common stock based on an initial conversion rate of 7.1089 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $140.67 per share). Upon conversion, the principal amount of, and interest due on, the Convertible Notes are required to be settled in cash and any other amounts may be settled in shares, cash or a combination of shares and cash at our election.

◦In connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call transactions with certain financial institutions to hedge the potential dilutive effect upon conversion of the Convertible Notes or offset our cash obligation if the cash settlement option is elected.

◦On August 19, 2022, we entered into a credit agreement for an unsubordinated unsecured $5.75 billion revolving credit facility (the "Revolving Credit Facility"), and all borrowings outstanding and other amounts due under our prior credit facility (the "Prior Credit Facility") were repaid and the Prior Credit Facility was terminated.

◦On August 22, 2022, we issued $2.5 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 4.950% senior notes due August 2027; (ii) $500.0 million aggregate principal amount of 5.300% senior notes due August 2029; (iii) $750.0 million aggregate principal amount of 5.400% senior notes due August 2032; and (iv) $750.0 million aggregate principal amount of 5.950% senior notes due August 2052. The net proceeds from the offering have been or will be used to refinance the outstanding indebtedness under our credit facility, to make cash payments and pay transaction fees and expenses in connection with the pending acquisition of EVO, to refinance certain outstanding indebtedness of EVO in connection with the acquisition and for general corporate purposes.

Highlights related to our financial condition at September 30, 2022 and results of operations for the three and nine months then ended include the following:

•Consolidated revenues for the three and nine months ended September 30, 2022 were $2,285.4 million and $6,722.5 million, respectively, an increase of 3.8% and 6.2%, respectively, compared to the prior year. The increase in consolidated revenues was primarily due to an increase in transaction volumes as a result of growth in customer base, acceleration in the use of digital payment solutions and continued economic recovery from the effects of the COVID-19 pandemic, partially offset by the effects of unfavorable foreign currency exchange rates and lower volumes in our Consumer Solutions segment.

•Merchant Solutions segment operating income and operating margin for the three and nine months ended September 30, 2022 and Issuer Solutions operating income and operating margin for the three months ended September 30, 2022 increased compared to the prior year primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management, partially offset by the effects of unfavorable foreign currency exchange rates. Issuer Solutions operating income and operating margin for the nine months ended September 30, 2022 decreased compared to the prior year as favorable effects of the increase in revenues was offset by the unfavorable effects of foreign currency exchange rates.

•Consolidated operating income for the nine months ended September 30, 2022 included the unfavorable effects of a $833.1 million goodwill impairment charge related to our former Business and Consumer Solutions reporting unit and a $127.2 million loss related to the sale in April 2022 of our Merchant Solutions business in Russia.

Effects of COVID-19 and Other Global Conditions

COVID-19

The COVID-19 pandemic has caused and may continue to cause significant disruptions to businesses and markets worldwide through the continued spread of the virus, including through a resurgence of COVID-19 cases or emergence of new virus variants in certain jurisdictions. The pandemic and measures to prevent its spread have affected and may continue to affect our financial results in various geographic locations as a result of volatility in spending and transaction volumes as governments implement or ease restrictions in response to the virus. While we continue to see signs of economic recovery, which has positively affected our financial results, some countries have faced more challenging circumstances in trying to contain a surge of infections. We continue to closely monitor the COVID-19 pandemic; however, the implications on future global economic conditions and related effects on our business and financial condition are difficult to predict due to continuing uncertainties around the ultimate severity, scope and duration of the pandemic, vaccine administration rates and efficacy, resurgence of COVID-19 cases and emergence of new virus variants and the direction or extent of current or future restrictive actions that may be imposed by governments or public health authorities.

Invasion of Ukraine by Russia

We continue to evaluate the potential effects on our business from other economic conditions and global events, including the ongoing Russia invasion of Ukraine that began in February 2022. In response to the invasion of Ukraine by Russia, economic sanctions were imposed on individuals and entities in Russia, including financial institutions, by governments around the world, including the U.S. and the European Union. Prior to sale, our business in Russia represented an immaterial portion of our operations and financial results. We have no team members or operations in Ukraine.

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

Risks Related to Macroeconomic Conditions

We also continue to monitor the potential effects on our financial statements from other global developments, including fluctuations in foreign currency and actions taken by central banks to counter inflation. Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. Recently, the US dollar has strengthened against most foreign currencies in the markets in which we operate. For the three and nine months ended September 30, 2022, currency exchange rate fluctuations decreased our consolidated revenues by approximately $57.1 million and $114.0 million, respectively, and decreased our operating income by approximately $24.0 million and $40.4 million, respectively, calculated by converting revenues and operating income for the current year in local currencies using exchange rates for the prior year. A continued strengthening of the US dollar or other significant fluctuations in foreign currency exchange rates could result in an adverse effect on our future financial results; however, we are unable to predict the extent of the potential effect on our financial results.

We also continue to closely monitor developments related to other macroeconomic conditions, including continued inflation and rising interest rates. We have reduced our interest rate risk through issuance of fixed rate debt in place of variable rate debt. However, inflationary pressure or interest rate fluctuations could adversely affect our business and financial performance as a result of higher costs and/or lower consumer spending. A continued rise in inflation or interest rates could result in an adverse effect on our future financial results and the recoverability of assets; however, as the future magnitude, duration and effects of these conditions are difficult to predict at this time, we are unable to predict the extent of the potential effect on our financial results.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results, see the section entitled "Risk Factors" in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent filings we make with the SEC, including this Quarterly Report on Form 10-Q.

Results of Operations

During the third quarter of 2022, as a result of the pending divestiture of our consumer business and changes in how the business is managed, we have realigned the businesses previously comprising our Business and Consumer Solutions segment to include the business-to-business portion within our Issuer Solutions segment and the consumer portion within our Consumer Solutions segment. Our three reportable segments now are: Merchant Solutions, Issuer Solutions and Consumer Solutions. The presentation of segment information for the three and nine months ended September 30, 2021 has been recast to align with the segment presentation for the three and nine months ended September 30, 2022. For further information about our reportable segments, see "Item 1. Business—Business Segments" within our Annual Report on Form 10-K for the year ended December 31, 2021, incorporated herein by reference, and "Note 14—Segment Information" in the notes to the accompanying unaudited consolidated financial statements.

The following table sets forth key selected financial data for the three months ended September 30, 2022 and 2021, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the three months ended September 30, 2022 and 2021 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 - Financial Statements.

	Three Months Ended September 30, 2022	% of Revenues(1)	Three Months Ended September 30, 2021	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$1,596,326	69.8%	$1,495,898	67.9%	$100,428	6.7%
Issuer Solutions	566,039	24.8%	545,486	24.8%	20,553	3.8%
Consumer Solutions	147,337	6.4%	183,591	8.3%	(36,254)	(19.7)%
Intersegment eliminations	(24,331)	(1.1)%	(22,638)	(1.0)%	(1,693)	7.5%
Consolidated revenues	$2,285,371	100.0%	$2,202,337	100.0%	$83,034	3.8%

Consolidated operating expenses(2):
Cost of service	$931,249	40.7%	$944,172	42.9%	$(12,923)	(1.4)%
Selling, general and administrative	918,757	40.2%	858,082	39.0%	60,675	7.1%
Loss on business dispositions(4)	48,933	2.1%	—	—%	48,933	NM
Operating expenses	$1,898,939	83.1%	$1,802,254	81.8%	$96,685	5.4%

Operating income (loss)(2):
Merchant Solutions	$550,684	24.1%	$488,407	22.2%	$62,277	12.8%
Issuer Solutions	97,548	4.3%	85,717	3.9%	11,831	13.8%
Consumer Solutions	23,175	1.0%	27,208	1.2%	(4,033)	(14.8)%
Corporate(3)	(236,042)	(10.3)%	(201,249)	(9.1)%	(34,793)	17.3%
Loss on business dispositions(4)	(48,933)	(2.1)%	—	—%	(48,933)	NM
Operating income	$386,432	16.9%	$400,083	18.2%	$(13,651)	(3.4)%

Operating margin(2):
Merchant Solutions	34.5%		32.6%		1.9%
Issuer Solutions	17.2%		15.7%		1.5%
Consumer Solutions	15.7%		14.8%		0.9%

NM = Not meaningful

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, consolidated operating expenses, operating income (loss) and operating margin reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. See “Note 2—Acquisitions” and “Note 3—Business Dispositions” for further discussion.

(3) Operating loss for Corporate included acquisition and integration expenses of $75.3 million and $70.7 million for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, operating loss for Corporate also included $31.7 million of other charges related to facilities exit activities.

(4) For the three months ended September 30, 2022, consolidated operating income included a charge of $48.9 million to reduce the carrying amount of the consumer business disposal group to estimated fair value less costs to sell.

The following table sets forth key selected financial data for the nine months ended September 30, 2022 and 2021, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the nine months ended September 30, 2022 and 2021 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 - Financial Statements.

	Nine Months Ended September 30, 2022	% of Revenues(1)	Nine Months Ended September 30, 2021	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$4,651,061	69.2%	$4,190,524	66.2%	$460,537	11.0%
Issuer Solutions	1,663,008	24.7%	1,596,104	25.2%	66,904	4.2%
Consumer Solutions	478,082	7.1%	608,645	9.6%	(130,563)	(21.5)%
Intersegment eliminations	(69,620)	(1.0)%	(65,492)	(1.0)%	(4,128)	6.3%
Consolidated revenues	$6,722,531	100.0%	$6,329,781	100.0%	$392,750	6.2%

Consolidated operating expenses(2):
Cost of service	$2,850,706	42.4%	$2,805,728	44.3%	$44,978	1.6%
Selling, general and administrative	2,605,085	38.8%	2,486,153	39.3%	118,932	4.8%
Impairment of goodwill(4)	833,075	12.4%	—	—%	833,075	NM
Loss on business dispositions(5)	201,144	3.0%	—	—%	201,144	NM
Operating expenses	$6,490,010	96.5%	$5,291,881	83.6%	$1,198,129	22.6%

Operating income (loss)(2):
Merchant Solutions	$1,530,573	22.8%	$1,265,689	20.0%	$264,884	20.9%
Issuer Solutions	244,190	3.6%	245,588	3.9%	(1,398)	(0.6)%
Consumer Solutions	67,735	1.0%	114,804	1.8%	(47,069)	(41.0)%
Corporate(3)	(575,758)	(8.6)%	(588,181)	(9.3)%	12,423	(2.1)%
Impairment of goodwill(4)	(833,075)	(12.4)%	—	—%	(833,075)	NM
Loss on business dispositions(5)	(201,144)	(3.0)%	—	—%	(201,144)	NM
Operating income	$232,521	3.5%	$1,037,900	16.4%	$(805,379)	(77.6)%

Operating margin(2):
Merchant Solutions	32.9%		30.2%		2.7%
Issuer Solutions	14.7%		15.4%		(0.7)%
Consumer Solutions	14.2%		18.9%		(4.7)%

NM = Not meaningful

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, consolidated operating expenses, operating income (loss) and operating margin reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. See “Note 2—Acquisitions” and “Note 3—Business Dispositions” for further discussion.

(3) Operating loss for Corporate included acquisition and integration expenses of $184.8 million and $237.7 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, operating loss for Corporate also included $40.0 million of other charges related to facilities exit activities.

(4) For the nine months ended September 30, 2022, consolidated operating income included a $833.1 million goodwill impairment charge related to our former Business and Consumer Solutions reporting unit. See “Note 5—Goodwill and Other Intangible Assets” for further discussion.

(5) For the nine months ended September 30, 2022, consolidated operating income included a $127.2 million on the sale of our Merchant Solutions business in Russia and a charge of $73.9 million to reduce the carrying amount of the consumer business disposal group to estimated fair value less costs to sell.

Revenues

Consolidated revenues for the three and nine months ended September 30, 2022 increased by 3.8% and 6.2%, respectively, to $2,285.4 million and $6,722.5 million, respectively, compared to $2,202.3 million and $6,329.8 million, respectively, for the prior year. The increase in revenues was primarily due to an increase in transaction volumes as a result of growth in customer base, acceleration in the use of digital payment solutions and continued economic recovery from the effects of the COVID-19 pandemic, partially offset by the effects of unfavorable foreign currency exchange rates as the U.S. dollar has continued to strengthen. While we continue to see signs of economic recovery, which has positively affected our financial results in 2022 compared to the prior year, the rate of recovery on a global basis has been and may continue to be affected by additional developments related to COVID-19 as well as other global events and economic conditions.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the three and nine months ended September 30, 2022 increased by 6.7% and 11.0%, respectively, to $1,596.3 million and $4,651.1 million, respectively, compared to $1,495.9 million and $4,190.5 million, respectively, for the prior year. The increase in revenues was primarily due to an increase in transaction volumes as a result of growth in customer base, acceleration in the use of digital payment solutions and continued economic recovery from the effects of the COVID-19 pandemic. The increase in revenues was partially offset by the effects of unfavorable foreign currency exchange rates of $37.4 million and $77.3 million for the three and nine months ended September 30, 2022, respectively.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the three and nine months ended September 30, 2022 increased by 3.8% and 4.2%, respectively, to $566.0 million and $1,663.0 million, respectively, compared to $545.5 million and $1,596.1 million, respectively, for the prior year. The increase in revenues was primarily due to an increase in transaction volumes from continued economic recovery from the effects of the COVID-19 pandemic and revenue related to the MineralTree business, which was acquired in the fourth quarter of 2021. The increase in revenues was partially offset by the effects of unfavorable foreign currency exchange rates of $19.7 million and $36.7 million for the three and nine months ended September 30, 2022, respectively.

Consumer Solutions Segment. Revenues from our Consumer Solutions segment for the three and nine months ended September 30, 2022 were $147.3 million and $478.1 million, respectively, compared to $183.6 million and $608.6 million, respectively, for the prior year. Revenues for the three and nine months ended September 30, 2022 were affected by reduced consumer spending and lower spending volumes as a result of individual stimulus payments and supplementary unemployment amounts distributed to our customers by the U.S. government in the first half of 2021 that did not recur in 2022.

Operating Expenses

Cost of Service. Cost of service for the three and nine months ended September 30, 2022 was $931.2 million and $2,850.7 million, respectively, compared to $944.2 million and $2,805.7 million, respectively, for the prior year. Cost of service as a percentage of revenues decreased to 40.7% and 42.4%, respectively, for the three and nine months ended September 30, 2022 compared to 42.9% and 44.3%, respectively, for the prior year. Compared to the prior year, cost of service for the three and nine months ended September 30, 2022 included higher variable costs associated with the increase in revenues, offset by the favorable effects of prudent expense management and lower amortization of acquired intangibles, as the consumer business assets classified as held for sale are not subject to amortization. The decrease in cost of service as a percentage of revenues also reflects the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues. Amortization of acquired intangibles were $306.0 million and $319.9 million for the three months ended September 30, 2022 and 2021, respectively, and $962.4 million and $973.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2022 increased by 7.1% and 4.8%, respectively, to $918.8 million and $2,605.1 million, respectively, compared to $858.1 million and $2,486.2 million, respectively, for the prior year. Selling, general and administrative expenses as a percentage of revenues was 40.2% and 38.8% for the three and nine months ended September 30, 2022, respectively, compared to 39.0% and 39.3%, respectively, for the prior year. The increase in selling, general and administrative expenses was primarily due to an increase in variable selling and other costs related to the increase in revenues, charges related to facilities exit activities primarily due to actions taken in the third quarter of 2022 and higher compensation and benefits and other costs related to the pending sale of the consumer business, partially offset by lower share-based compensation expenses in the current year. Selling, general and administrative expenses for the nine months ended September 30, 2022 also included lower acquisition and integration expenses compared to the prior year. The change in selling, general and administrative expenses as a percentage of revenues also reflects the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues.

Actions taken to exit certain leased facilities resulted in charges of $31.7 million and $40.0 million during the three and nine months ended September 30, 2022, respectively, primarily to reduce the carrying amount of the affected asset groups to estimated fair value. We continue to evaluate our physical footprint and additional charges may be incurred as these facilities exit activities continue in 2022.

Selling, general and administrative expenses included acquisition and integration expenses of $73.3 million and $71.6 million for the three months ended September 30, 2022 and 2021, respectively, and $186.2 million and $241.6 million for the nine months ended September 30, 2022 and 2021, respectively. Selling, general and administrative expenses included share-based compensation expense of $37.1 million and $65.6 million for the three months ended September 30, 2022 and 2021, respectively, and $122.5 million and $146.1 million for the nine months ended September 30, 2022 and 2021, respectively. The higher share-based compensation expense for the three and nine months ended September 30, 2021 was primarily driven by the vesting of certain performance-based restricted stock units upon achievement of performance measures during the prior period.

Corporate. Corporate expenses for the three and nine months ended September 30, 2022 were $236.0 million and $575.8 million, respectively, compared to $201.2 million and $588.2 million, respectively, for the prior year. The change in corporate expenses for the three and nine months ended September 30, 2022 compared to the prior year reflects the unfavorable effects of the charges related to facilities exit activities and higher compensation costs, partially offset by the decrease in share-based compensation expense as described above. In addition, corporate expenses included acquisition and integration expenses of $75.3 million and $184.8 million for the three and nine months ended September 30, 2022, respectively, compared to $70.7 million and $237.7 million for the three and nine months ended September 30, 2021, respectively.

Operating Income and Operating Margin

Consolidated operating income for the three and nine months ended September 30, 2022 was $386.4 million and $232.5 million, respectively, compared to $400.1 million and $1,037.9 million, respectively, for the prior year. Operating margin for the three months ended September 30, 2022 was 16.9% compared to 18.2% for the prior year. Consolidated operating income and operating margin for the three and nine months ended September 30, 2022 compared to the prior year included the favorable effects of the increase in revenues, since certain fixed costs do not vary with revenues, and lower amortization of acquired intangibles and share-based compensation expenses as described above. Consolidated operating income for the nine months ended September 30, 2022 also included the favorable effect of lower acquisition and integration expenses compared to the prior year. Consolidated operating income for the nine months ended September 30, 2022 included the unfavorable effects of a $833.1 million goodwill impairment charge related to our former Business and Consumer Solutions reporting unit and a $127.2 million loss related to the sale in April 2022 of our Merchant Solutions business in Russia. We also recognized charges within loss on business dispositions in our consolidated statement of income of $48.9 million and $73.9 million during the three and nine months ended September 30, 2022, respectively, to reduce the carrying amount of the consumer business disposal group to estimated fair value less costs to sell. The charge during the three months ended September 30, 2022 relates primarily to a change in the estimated fair value of the fixed rate seller financing. Operating income for the three and nine months ended September 30, 2022 also included the unfavorable effect of a charge in the third quarter of 2022 related to facilities exit activities as described above.

Segment Operating Income and Operating Margin

In our Merchant Solutions segment, operating income and operating margin for the three and nine months ended September 30, 2022 increased compared to the prior year primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management, slightly offset by incremental expenses related to continued investment in new product, innovation and our technology environments and the effects of unfavorable foreign currency exchange rates. In our Issuer Solutions segment, operating income and operating margin for the three months ended September 30, 2022 increased compared to the prior year primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management, partially offset by the effects of unfavorable foreign currency exchange rates. In our Issuer Solutions segment, operating income and operating margin for the nine months ended September 30, 2022 decreased compared to the prior year as favorable effects of the increase in revenues was offset by the unfavorable effects of foreign currency exchange rates. In our Consumer Solutions segment, operating income and operating margin for the three and nine months ended September 30, 2022 were unfavorably affected by the decline in revenues.

Other Income/Expense, Net

Interest and other income for the three and nine months ended September 30, 2022 increased to $20.4 million and $25.1 million, respectively, compared to $6.3 million and $16.0 million, respectively, for the prior year, primarily due to a gain of $13.2 million recognized in connection with the release and conversion of a portion of our Visa convertible preferred shares. See "Note 6—Other Assets" in the notes to the accompanying consolidated financial statements for further discussion of this transaction.

Interest and other expense for the three and nine months ended September 30, 2022 increased to $135.2 million and $327.7 million, respectively, compared to $82.2 million and $245.9 million, respectively, for the prior year, as a result of the increase in our average outstanding borrowings and higher average interest rates on outstanding borrowings. In addition, interest expense for the three and nine months ended September 30, 2022 included fees and charges incurred in connection with financing activities that occurred during the third quarter of 2022, including $17.3 million related to commitment fees associated with bridge financing.

Income Tax Expense

For the three months ended September 30, 2022 and 2021, our effective income tax rates were 5.2% and 15.5%, respectively. The decrease in our effective rate from the prior year was primarily due to the favorable effects of foreign interest income not subject to tax, adjustments to unrecognized income tax benefits related to certain U.S. federal income tax positions and remeasurement of state deferred taxes to reflect enacted tax law changes.

For the nine months ended September 30, 2022, we incurred income tax expense in spite of reporting a loss before income taxes primarily due to the unfavorable effects of the goodwill impairment charge and the loss on the sale of our Merchant Solutions business in Russia, for which no tax benefit was recognized. The effective tax rate for the nine months ended September 30, 2021 of 16.3% included the unfavorable effect of a change in the U.K. statutory income tax rate that took effect during the nine months ended September 30, 2021, which required a remeasurement of deferred tax balances to increase the effective rate, which was partially offset by the favorable effect of a change in the assessment of the need for a valuation allowance related to foreign tax credit carryforwards.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "IRA") into law. The IRA, among other things, implements a 15% corporate alternative minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases, which shall take effect in tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA, but we do not currently believe the IRA will have a material effect on our reported results, cash flows or financial position when it becomes effective. We expect to reflect the excise tax within equity as part of the repurchase price of common stock.

Net Income (Loss) Attributable to Global Payments

Net income (loss) attributable to Global Payments was $290.5 million and ($137.8 million), respectively, for the three and nine months ended September 30, 2022 compared to net income of $296.7 million and $757.0 million, respectively, for the prior year, reflecting the changes noted above along with changes in equity in income of equity method investments. Equity in income of equity method investments for the three and nine months ended September 30, 2022 included a $17.9 million gain on the sale of an equity method investment. In addition, equity in income of equity method investments for the nine months ended September 30, 2022 included a decrease in fair value of investments held at certain investees, compared to appreciation in fair value of investments held at certain investees in the nine months ended September 30, 2021.

Diluted Earnings (Loss) per Share

Diluted earnings (loss) per share was $1.05 and ($0.49), respectively, for the three and nine months ended September 30, 2022 compared to diluted earnings per share of $1.01 and $2.56, respectively, for the prior year. Diluted earnings (loss) per share for the three and nine months ended September 30, 2022 reflects the changes in net income (loss) and the decrease in the weighted-average number of shares outstanding.

Liquidity and Capital Resources

We have numerous sources of capital, including cash on hand and cash flows generated from operations as well as various sources of financing. In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows and borrowings, including the capacity under our Revolving Credit Facility.

Our capital allocation priorities are to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, to pay principal and interest on our outstanding debt and to repurchase shares of our common stock. Our significant contractual cash requirements also include ongoing payments for lease liabilities and contractual obligations related to service arrangements with suppliers for fixed or minimum amounts, which primarily relate to software, technology infrastructure and related services. Commitments under our borrowing arrangements are further described in "Note 7—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." For additional information regarding our other cash commitments and contractual obligations, see "Note 6—Leases" and “Note 17—Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while optimizing our cost of capital and financial position. To supplement cash from operating activities, we use a combination of bank financing, such as borrowings under our credit facilities, and senior note issuances for general corporate purposes and to fund acquisitions. During the third quarter of 2022, we entered into an investment agreement with Silver Lake Partners in the form of privately placed Convertible Notes, which also served as a source of general funding together with our other borrowings. In addition, specialized lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card networks.

We believe that our current level of cash and borrowing capacity under our Revolving Credit Facility, together with expected future cash flows from operations, will be sufficient to meet both the near-term and long-term needs of our existing operations and planned requirements. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future through the issuance of debt or equity or by other means. Accumulated cash balances are invested in high-quality, marketable short-term instruments.

At September 30, 2022, we had cash and cash equivalents totaling $1,993.8 million. Of this amount, we considered $1,113.4 million to be available for general purposes, of which $29.9 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $1,113.4 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $132.5 million as of September 30, 2022, representing amounts deposited by customers for prepaid card transactions. These balances are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $1,534.5 million and $2,027.6 million for the nine months ended September 30, 2022 and 2021, respectively, which reflect net income (loss) adjusted for noncash items, including depreciation and amortization, charges associated with the impairment of goodwill and loss on business dispositions, facility exit charges, and changes in operating assets and liabilities. The decrease in cash flows from operating activities from the prior year was due to fluctuations in operating assets and liabilities that are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations and accounts payable and other liabilities balances.

We used net cash in investing activities of $486.9 million and $1,295.9 million during the nine months ended September 30, 2022 and 2021, respectively, primarily to fund acquisitions and capital expenditures. During the nine months ended September 30, 2022 and 2021, we used cash of $25.0 million and $946.4 million, respectively, for acquisitions. We made capital expenditures of $463.4 million and $350.7 million during the nine months ended September 30, 2022 and 2021, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make significant capital investments in the business, and we anticipate capital expenditures to remain as a similar percentage of revenues for the year ending December 31, 2022 as compared to the year ended December 31, 2021. Additionally, investing cash flows for the nine months ended September 30, 2022 includes the net effect on cash from the sale of our Merchant Solutions business in Russia and cash received from the sale of investments in Visa common shares of $13.2 million and equity method investments of $17.9 million.

Financing activities include borrowings and repayments under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 7—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. We used net cash in financing activities of $804.6 million and $310.2 million during the nine months ended September 30, 2022 and 2021, respectively.

Proceeds from long-term debt were $9,124.4 million and $3,910.0 million for the nine months ended September 30, 2022 and 2021, respectively. Repayments of long-term debt were $7,193.7 million and $2,434.8 million for the nine months ended September 30, 2022 and 2021, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our Revolving Credit Facility, as well as scheduled principal repayments we make on our term loans.

On August 22, 2022, we issued $2.5 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 4.950% senior notes due August 2027; (ii) $500.0 million aggregate principal amount of 5.300% senior notes due August 2029; (iii) $750.0 million aggregate principal amount of 5.400% senior notes due August 2032; and (iv) $750.0 million aggregate principal amount of 5.950% senior notes due August 2052. The net proceeds from the offering have been or will be used to refinance the outstanding indebtedness under our credit facility, to make cash payments and pay transaction fees and expenses in connection with the pending acquisition of EVO, to refinance certain outstanding indebtedness of EVO in connection with the acquisition and for general corporate purposes.

On August 19, 2022, we entered into a credit agreement for an unsubordinated unsecured $5.75 billion Revolving Credit Facility, and all borrowings outstanding and other amounts due under our Prior Credit Facility were repaid and the Prior Credit Facility was terminated.

On August 1, 2022, we entered into an investment agreement with Silver Lake Partners relating to the issuance of $1.5 billion in aggregate principal amount of 1.000% Convertible Notes due 2029 in a private placement, and the transaction closed on August 8, 2022. In connection with the issuance of the Convertible Notes, we paid $302.4 million to purchase privately negotiated capped call transactions with certain financial institutions, to hedge the potential dilutive effect upon conversion of the Convertible Notes, or offset our cash obligation if the cash settlement option is elected.

On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due February 2026. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our Prior Credit Facility and for general corporate purposes.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the nine months ended September 30, 2022, we had net repayments of settlement lines of credit of $2.8 million. During the nine months ended September 30, 2021, we had net borrowings from settlement lines of credit of $244.9 million.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the nine months ended September 30, 2022 and 2021, we used $2,139.7 million and $1,833.7 million, respectively, to repurchase shares of our common stock. The activity for the nine months ended September 30, 2021 included the repurchase of 2,491,161 shares at an average price of $200.71 per share under an ASR agreement we entered into on February 10, 2021 with a financial institution to repurchase an aggregate of $500 million of our common stock during the ASR program purchase period, which ended on March 31, 2021.

As of September 30, 2022, the remaining amount available under our share repurchase program was $610.3 million. On October 27, 2022, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $1.5 billion.

We paid dividends to our common shareholders in the amounts of $208.1 million and $188.2 million during the nine months ended September 30, 2022 and 2021, respectively. Additionally, during the nine months ended September 30, 2022, we made distributions to noncontrolling interests in the amount of $17.7 million and paid contingent consideration of $15.7 million related to a 2021 acquisition.

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

Long-Term Debt and Lines of Credit

Senior Notes

We have $11.9 billion in aggregate principal amount of senior unsecured notes, which mature at various dates ranging from June 2023 to August 2052. Interest on the senior notes is payable semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture.

On August 22, 2022, we issued $2.5 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 4.950% senior notes due August 2027; (ii) $500.0 million aggregate principal amount of 5.300% senior notes due August 2029; (iii) $750.0 million aggregate principal amount of 5.400% senior notes due August 2032; and (iv) $750.0 million aggregate principal amount of 5.950% senior notes due August 2052. We issued the senior notes at a total discount of $5.2 million, and we incurred debt issuance costs of $24.8 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at September 30, 2022. Interest on the senior unsecured notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2023. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. The net proceeds from the offering have been or will be used to refinance the outstanding indebtedness under our credit facility, to make cash payments and pay transaction fees and expenses in connection with the pending acquisition of EVO, to refinance certain outstanding indebtedness of EVO in connection with the acquisition and for general corporate purposes. In the event that the EVO acquisition is not consummated, we will be required to redeem the notes due 2027 and 2029 at a redemption price equal to 101% of the principal amount of the notes due 2027 and 2029 then outstanding plus accrued and unpaid interest, if any.

Convertible Notes

On August 1, 2022, we entered into an investment agreement with Silver Lake Partners relating to the issuance of $1.5 billion in aggregate principal amount of 1.000% Convertible Notes due 2029 in a private placement, and the transaction closed on August 8, 2022. The net proceeds from this offering were approximately $1.45 billion, reflecting an issuance discount of $37.5 million and $10.4 million of debt issuance costs, which were capitalized and reflected as a reduction of the related carrying amount of the Convertible Notes in our consolidated balance sheet at September 30, 2022.

The Convertible Notes bear interest at a rate of 1.000% per annum. Interest on the Convertible Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023, to the holders of record on the preceding February 1 and August 1, respectively. The Convertible Notes mature on August 15, 2029, subject to earlier conversion or repurchase.

The Convertible Notes are convertible at the option of the holder at any time after the date that is 18 months after issuance (or earlier, upon the occurrence of certain corporate events) until the scheduled trading day prior to the maturity date. The Convertible Notes are convertible into cash and shares of our common stock based on an initial conversion rate of 7.1089 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $140.67 per share), subject to customary anti-dilution and other adjustments upon the occurrence of certain events. Upon conversion, the principal amount of, and interest due on, the Convertible Notes are required to be settled in cash and any other amounts may be settled in shares, cash or a combination of shares and cash at our election.

The Convertible Notes are not redeemable by us. If certain corporate events that constitute a fundamental change (as defined in the indenture governing the Convertible Notes) occur, any holder of the Convertible Notes may require that we repurchase all or any portion of their notes for cash at a purchase price of par plus accrued and unpaid interest to, but excluding, the repurchase date. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture governing the Convertible Notes) occur, then the conversion rate will in certain circumstances be increased for a specified period of time. The Convertible Notes include customary covenants for convertible notes of this type, as well as customary events of default, which may result in the acceleration of the maturity of the Convertible Notes.

On August 8, 2022, in connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call transactions with certain financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the Convertible Notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon conversion of the Convertible Notes, or offset our cash obligation if the cash settlement option is elected, up to a cap price determined based on a hedging period that commenced on August 9, 2022 and concluded on August 25, 2022. The capped call has an initial strike price of $140.67 per share and a cap price of $229.26 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of 302.4 million incurred in connection with the capped call transactions was recorded as a reduction to paid-in-capital in our consolidated balance sheet at September 30, 2022, net of applicable income taxes.

New Credit Facility

On August 19, 2022, we entered into a credit agreement (the “Revolving Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The Revolving Credit Agreement provides for an unsubordinated unsecured $5.75 billion Revolving Credit Facility. We capitalized debt issuance costs of $12.3 million in connection with the issuances under the Revolving Credit Facility. The Revolving Credit Facility matures in August 2027. Borrowings under the Revolving Credit Facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of Lenders and customary notice provisions.

Borrowings under the Revolving Credit Facility will be available to be made in US dollars, euros, sterling, Canadian dollars and, subject to certain conditions, certain other currencies at our option. Borrowings under the Revolving Credit Facility will bear interest, at our option, at a rate equal to (i) for Secured Overnight Financing Rate ("SOFR") based currencies or certain alternative currencies, a secured overnight financing rate (subject to a 0.00% floor) plus a 0.10% credit spread adjustment or an alternative currency term rate (subject to a 0.00% floor), as applicable, (ii) for US dollar borrowings, a base rate, (iii) for US dollar borrowings, a daily floating secured overnight financing rate (subject to a 0.00% floor on or after January 1, 2023) plus a 0.10% credit spread adjustment or (iv) for certain alternative currencies, a daily alternative currency rate (subject to a 0.00% floor), in each case, plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility will range from 1.125% to 1.875% depending on our credit rating and is initially 1.375%. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.125% to 0.300% depending on our credit rating.

We may issue standby letters of credit of up to $250.0 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. The amounts available to borrow under the Revolving Credit Facility are also determined by a financial leverage covenant. As of September 30, 2022, there were no borrowings outstanding under the Revolving Credit Facility, and the total available commitments under the Revolving Credit Facility were $2.5 billion.

Prior Credit Facility

Prior to the Revolving Credit Facility, we were party to a Prior Credit Facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The Prior Credit Facility provided for a senior unsecured $2.0 billion term loan facility and a senior unsecured $3.0 billion revolving credit facility. In August 2022, all borrowings outstanding and other amounts due under the Prior Credit Facility were repaid and the Prior Credit Facility was terminated.

Bridge Facility

On August 1, 2022, in connection with our entry into the EVO merger agreement, we obtained commitments for a $4.3 billion, 364-day senior unsecured bridge facility (the "Bridge Facility"). Upon the execution of permanent financing, including the issuance of our senior unsecured notes and entry into the Revolving Credit Facility described above, the aggregate commitments under the Bridge Facility were reduced to zero and terminated. For the three and nine months ended September 30, 2022, we recognized $17.3 million of commitment fees associated with the Bridge Facility in interest expense.

Compliance with Covenants

The Convertible Notes include customary covenants and events of default for convertible notes of this type. The Revolving Credit Agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of September 30, 2022, financial covenants under the Revolving Credit Agreement required a leverage ratio of 3.75 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of September 30, 2022.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of September 30, 2022, a total of $78.0 million of cash on deposit was used to determine the available credit.

As of September 30, 2022, we had $440.9 million outstanding under these lines of credit with additional capacity to fund settlement of $1.8 billion. During the three months ended September 30, 2022, the maximum and average outstanding balances under these lines of credit were $958.2 million and $499.5 million, respectively. The weighted-average interest rate on these borrowings was 4.78% at September 30, 2022.

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

The sustained decline in our share price and increases in discount rates, primarily resulting from increased economic uncertainty, indicated a potential decline in fair value and triggered a requirement to evaluate our Issuer Solutions and former Business and Consumer Solutions reporting units for potential impairment as of June 30, 2022. Further, the estimated sales price for the consumer business also indicated a potential decline in fair value of our former Business and Consumer Solutions reporting unit as of June 30, 2022. We determined on the basis of the quantitative assessment that the fair value of our Issuer Solutions reporting unit was still greater than its carrying amount by approximately 4% as of June 30, 2022, indicating no impairment. Based on the quantitative assessment of our former Business and Consumer Solutions reporting unit, including consideration of the consumer business disposal group and the remaining assets of the reporting unit, we recognized a goodwill impairment charge of $833.1 million in our consolidated statement of income during the three months ended June 30, 2022.

We continue to closely monitor developments related to COVID-19 and other global events and conditions, including continued inflation and rising interest rates. The future magnitude, duration and effects of these events are difficult to predict at this time, and it is reasonably possible that future developments could have a negative effect on the estimates and assumptions utilized in our goodwill impairment assessments and could result in material impairment charges in future periods.

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

Forward-Looking Statements

Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; the effects of the COVID-19 pandemic and other general economic conditions on our business; statements about the strategic rationale and benefits of the proposed acquisition of EVO Payments, Inc. (“EVO”), including future financial and operating results, the combined company’s plans, objectives, expectation and intentions and the completion and expected timing of completion of the proposed transaction; planned divestitures or strategic initiatives; and our success and timing in developing and introducing new services and expanding our business. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors, among others, that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include the effects of global economic, political, market, health and social events or other conditions, including the effects and duration of, and actions taken in response to, the COVID-19 pandemic and the evolving situation involving Ukraine and Russia; foreign currency exchange, inflation and rising interest rate risks; difficulties, delays and higher than anticipated costs related to integrating the businesses of acquired companies, including with respect to implementing controls to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; our ability to complete the proposed transaction with EVO on the proposed terms or on the proposed timeline, or at all, including risks and uncertainties related to securing the necessary regulatory approvals and the satisfaction of other closing conditions; the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive merger agreement relating to the transaction with EVO; failure to realize the expected benefits of the proposed transaction with EVO, as applicable; significant transaction costs and/or unknown or inestimable liabilities; the risk that EVO Payments’ business will not be integrated successfully, including with respect to implementing systems to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units, or that such integration may be more difficult, time-consuming or costly than expected; effects relating to the announcement of the proposed transaction with EVO, including on the market price of our common stock and our relationships with customers, employees and suppliers; the risk of potential stockholder litigation associated with the proposed transaction with EVO; the effect of a security breach or operational failure on the Company's business; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain, develop and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness; our ability to meet environmental, social and governance targets, goals and commitments; the potential effects of climate change, including natural disasters; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards on us or our partners and customers, including privacy and cybersecurity laws and regulations; and other events beyond our control, and other factors presented in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent filings we make with the SEC, including this Quarterly Report on Form 10-Q, which we advise you to review.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows. See "Note 15—Commitments and Contingencies" in the notes to the accompanying unaudited consolidated financial statements for information about certain legal matters.

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

From time to time, we may divest businesses that do not meet our strategic objectives. For instance, we committed to a plan to sell our consumer business, which is expected to close prior to the end of the first quarter of 2023.

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

Failure to complete the acquisition of EVO could negatively affect the price of shares of our common stock as well as our future business and financial results.

If the acquisition of EVO is not completed for any reason, our business and financial results may be adversely affected, including as follows:

•We may experience negative reactions from the financial markets, including negative effects on the market price of our common stock; and

•We will have expended time and resources that could have otherwise been spent on our existing business.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended September 30, 2022 is set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
July 1-31, 2022	1,048	$111.74	—	$—
August 1-31, 2022	2,758,503	127.22	2,672,455	—
September 1-30, 2022	4,235,033	129.88	4,234,635	—
Total	6,994,584	$129.90	6,907,090	$610.3

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions. During the quarter ended September 30, 2022, pursuant to our employee incentive plans, we withheld 87,494 shares, at an average price per share of $129.90, in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of September 30, 2022, the remaining amount available under our share repurchase program was $610.3 million. The board authorization does not expire but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 6—EXHIBITS

List of Exhibits

2.1
Agreement and Plan of Merger, dated as of August 1, 2022, by and among EVO Payments, Inc., Global Payments Inc. and Falcon Merger Sub Inc., incorporated by reference to Exhibit 2.1 to Global Payments Inc.’s Current Report on Form 8-K filed on August 2, 2022†

3.1
Third Amended and Restated Articles of Incorporation of Global Payments Inc., incorporated by reference to Exhibit 4.1 to Global Payment Inc.’s Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 filed on September 18, 2019.

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
4.1
Indenture, dated as of August 8, 2022, between Global Payments Inc. and U.S. Bank Trust Company, National Association, as trustee, related to 1.00% Convertible Senior Notes due 2029, incorporated by reference to Exhibit 4.1 to Global Payments Inc.’s Current Report on Form 8-K filed on August 9, 2022

4.2	Form of 1.00% Convertible Senior Notes due 2029 (included in Exhibit 4.1)
4.3
Indenture, dated as of August 14, 2019, between Global Payments Inc. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, incorporated by reference to Exhibit 4.1 to Global Payments Inc.’s Current Report on Form 8-K filed on August 14, 2019.

4.4
Supplemental Indenture No. 5, dated as of August 22, 2022, between Global Payments Inc. and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to Global Payments Inc.’s Current Report on Form 8-K filed on August 22, 2022

4.5	Form of Global Note representing the Notes (included in Exhibit 4.4)
10.1*	Employment Agreement, dated as of September 20, 2019, by and between Global Payments Inc. and Joshua J. Whipple
10.2*	Amendment to Employment Agreement, dated as of August 2, 2022, by and between Global Payments Inc. and Joshua J. Whipple
10.3
Voting Agreement, dated as of August 1, 2022, by and among EVO Payments, Inc., Global Payments Inc., Falcon Merger Sub Inc., James G. Kelly and the James G. Kelly Grantor Trust Dated January 12, 2012, incorporated by reference to Exhibit 10.1 to Global Payments Inc.’s Current Report on Form 8-K filed on August 2, 2022

10.4
Voting Agreement, dated as of August 1, 2022, by and among EVO Payments, Inc., Global Payments Inc., Falcon Merger Sub Inc., MDCP Cardservices II LLC, Madison Dearborn Capital Partners VI-C, L.P. and MDCP Cardservices LLC, incorporated by reference to Exhibit 10.2 to Global Payments Inc.’s Current Report on Form 8-K filed on August 2, 2022

10.5
Common Unit Purchase Agreement, dated as of August 1, 2022, by and among Global Payments Inc., EVO Payments, Inc. and Blueapple, Inc., incorporated by reference to Exhibit 10.3 to Global Payments Inc.’s Current Report on Form 8-K filed on August 2, 2022

10.6
Investment Agreement, dated as of August 1, 2022, by and among Global Payments Inc., Silver Lake Partners VI DE (AIV), L.P. and Silver Lake Alpine II, L.P., incorporated by reference to Exhibit 10.4 to Global Payments Inc.’s Current Report on Form 8-K filed on August 2, 2022

10.7	Form of Capped Call Confirmation, incorporated by reference to Exhibit 10.1 to Global Payments Inc.’s Current Report on Form 8-K filed on August 9, 2022
10.8
Credit Agreement, dated as of August 19, 2022, among Global Payments Inc., as Borrower, the other Borrowers party thereto, Bank of America, N.A., as Administrative Agent and an L/C Issuer and the other Lenders and L/C Issuers party thereto, incorporated by reference to Exhibit 10.1 to Global Payments Inc.'s Current Report on Form 8-K filed on August 22, 2022

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

*	Filed herewith.
†	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: October 31, 2022	/s/ Joshua J. Whipple
Joshua J. Whipple
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)