Form 10-K
period 2022-12-31
GLOBAL PAYMENTS INC
filed 2023-02-17
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $30,255,291,202. The number of shares of the registrant's common stock outstanding at February 15, 2023 was 263,154,052 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's proxy statement for the 2023 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.
2022 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; the effects of general economic conditions on our business, including those caused by the COVID-19 pandemic; statements about the strategic rationale and benefits of the proposed acquisition of EVO Payments, Inc. (“EVO”), including future financial and operating results, the combined company’s plans, objectives, expectation and intentions and the completion and expected timing of completion of the proposed transaction; planned divestitures, including Netspend's consumer business and our gaming solutions business, or strategic initiatives; and our success and timing in developing and introducing new services and expanding our business. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, and other results of operations could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include, among others, the effects of global economic, political, market, health and social events or other conditions, including the effects and duration of, and actions taken in response to, the COVID-19 pandemic and Russia's invasion of Ukraine; foreign currency exchange, inflation and rising interest rate risks; difficulties, delays and higher than anticipated costs related to integrating the businesses of acquired companies, including with respect to implementing controls to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; the effect of a security breach or operational failure on the Company's business; our ability to complete the proposed transaction with EVO on the proposed terms or on the proposed timeline, or at all, including risks and uncertainties related to securing the necessary regulatory approvals and the satisfaction of other closing conditions; the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive merger agreement relating to the transaction with EVO; failure to realize the expected benefits of the proposed transaction with EVO; effects relating to the announcement of the proposed transaction with EVO, including on the market price of our common stock and our relationships with customers, employees and suppliers; the risk of potential shareholder litigation associated with the proposed transaction with EVO; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain, develop and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness; our ability to meet environmental, social and governance targets, goals and commitments; the potential effects of climate change, including natural disasters; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards on us or our partners and customers, including privacy and cybersecurity laws and regulations; and other events beyond our control, and other factors presented in "Item 1A - Risk Factors" of this Annual Report on Form 10-K and subsequent filings we make with the SEC, which we advise you to review.

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

Introduction

We are a leading payments technology company delivering innovative software and services to approximately 4.0 million merchant locations and more than 1,500 financial institutions across more than 170 countries throughout North America, Europe, Asia-Pacific and Latin America. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world. Headquartered in Georgia with approximately 25,000 team members worldwide, Global Payments is a Fortune 500 company and is a member of the S&P 500. Our common stock is traded on the New York Stock Exchange under the symbol "GPN."

Industry Overview

The payments technology industry provides financial institutions, businesses and consumers with payment processing services, merchant acceptance solutions and related information and other value-added services. The industry continues to grow as a result of wider merchant acceptance and increased use of credit and debit cards, advances in payment solutions and processing technology and migration to ecommerce, omnichannel and contactless payment solutions. The proliferation of credit and debit cards, as well as other digital payment solutions, has made the acceptance of digital payments a necessity for many businesses, regardless of size, in order to remain competitive. The COVID-19 pandemic further accelerated the use of digital payments, the need for development of technologies and digital-based solutions and the expansion of ecommerce, omnichannel and contactless payment solutions. The increased use of cards and the availability of more sophisticated technology services to all market segments has resulted in an increasingly competitive and specialized industry.

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

Competitive Strengths

We believe that our competitive strengths include the following:

•Technology Solutions - We provide innovative technology-based solutions, including enterprise software and other ecommerce enablement solutions, that enable our customers to operate their business more efficiently, increase sales and simplify the payments process, regardless of the channel through which the transaction occurs. We believe our robust technology solutions will continue to differentiate us in the marketplace and position us for continued growth.

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

Recent Business Acquisitions and Dispositions

EVO Payments, Inc.

On August 1, 2022, we entered into a merger agreement to acquire EVO Payments, Inc. (“EVO”) for total purchase consideration of approximately $4 billion. EVO is a leading payment technology and services provider, offering an array of payment solutions to merchants ranging from small and middle market enterprises to multinational companies and organizations across the Americas and Europe. The acquisition aligns with our technology-enabled payments strategy, expands our geographic presence and augments our B2B software and payment solutions business. The acquisition is expected to close in the first quarter of 2023, subject to customary closing conditions.

Consumer Business

On July 31, 2022, we entered into a definitive agreement to sell the consumer portion of our Netspend business for $1 billion, subject to certain closing adjustments. The disposition further aligns our businesses with our strategy to focus on our core corporate customers, including merchants, financial institutions, software partners and technology leaders. The transaction is expected to close in the first quarter of 2023, subject to required regulatory approvals and other customary closing conditions.

Gaming Business

On December 6, 2022, we entered into a definitive agreement to sell our gaming business for consideration of approximately $400 million, subject to certain closing adjustments. The disposition further aligns our businesses with our strategy to focus on our core corporate customers. The transaction is expected to close in the first quarter of 2023 and is subject to customary terms and conditions, including any required regulatory approvals.

Sale of Merchant Solutions Business in Russia

As a result of economic sanctions that were imposed on individuals and entities in Russia in April 2022 that would have affected our ability to continue normal operations in Russia, we sold our Merchant Solutions business in Russia effective April 29, 2022 for cash proceeds of $9 million.

See "Note 2—Acquisitions" and “Note 3—Business Dispositions” in the notes to the accompanying consolidated financial statements for further discussion of these and other recent transactions.

Business Segments

During 2022, as a result of the pending divestiture of our consumer business and changes in how our business is managed, we realigned the businesses previously comprising our Business and Consumer Solutions segment to include the B2B portion within our Issuer Solutions segment and the consumer portion forming our new Consumer Solutions segment. Our three reportable segments now are: Merchant Solutions, Issuer Solutions and Consumer Solutions. See "Note 17—Segment Information" in the notes to the accompanying consolidated financial statements for additional information about our segments, including revenues, operating income and depreciation and amortization by segment as well as financial information about geographic areas in which we operate.

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

In addition, we offer a wide array of enterprise software solutions that streamline business operations to customers in numerous vertical markets. We also provide a variety of value-added solutions and services, including specialty point-of-sale software, analytics and customer engagement, human capital management and payroll and reporting that assist our customers with driving demand and operating their businesses more efficiently.

Our value proposition is to provide distinctive high-quality, responsive and secure services to all of our customers. We distribute our Merchant Solutions services globally through multiple technology-enabled and relationship-led distribution channels and target customers in many vertical markets located throughout North America, Europe, Asia-Pacific and Latin America. The majority of our revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on the payment type or the market. We also earn software subscription and licensing fees, as well as other fees for specific value-added services, that may be unrelated to the number or value of transactions.

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

Integrated Solutions. Our integrated solutions provide advanced payments technology that is deeply embedded into business management software solutions owned by our technology partners who operate in numerous vertical markets, primarily in North America. We grow our integrated solutions business when new or existing merchants enable payments services through enterprise software solutions sold by our partners, both new and existing.

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

•Education Solutions. We offer integrated payment solutions specifically designed for all levels of educational institutions. For colleges and universities, we offer integrated commerce software solutions, payment services, loan services, credentialing services, open- and closed-loop payment solutions, hardware, technical support and training. For institutions serving kindergarten through 12th grade levels, we provide ecommerce and in-person payments, cafeteria POS solutions and back-office management software, hardware, technical support and training.

•Gaming. We offer a comprehensive suite of solutions to the gaming market in North America. These solutions include credit and debit card cash advance, cashless advance, iGaming solutions, traditional and digital check processing and other services specific to this market. On December 6, 2022, we entered into a definitive agreement to sell our gaming business, and that transaction is expected to close in the first quarter of 2023.

•Xenial. Through Xenial, we offer leading-edge enterprise software and hardware solutions that integrate with our payment services and other adjacent business service applications to the restaurant and hospitality vertical markets.

•Zego. Through Zego, we offer a comprehensive resident experience management software and digital commerce solutions to property managers, primarily in the United States.

Ecommerce and Omnichannel. We offer ecommerce and omnichannel solutions that seamlessly blend payment gateway services, retail payment acceptance infrastructure and payment technology service capabilities through a unified commerce platform to allow merchants to accept various payment methods through any channel across our geographical footprint. We sell ecommerce and omnichannel solutions to customers of all sizes, from small businesses accepting payments in a single country to enterprise and multinational businesses that have complex payment needs and operate retail and online businesses in multiple countries.

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

Credit and Debit Card Transaction Processing

Credit and debit card transaction processing includes the processing of the world's major international card brands, including, among others, American Express, Discover Card ("Discover"), JCB, Mastercard, UnionPay International and Visa, as well as certain domestic debit networks, such as Interac in Canada. Credit and debit networks establish uniform regulations that govern much of the payment card industry. During a typical payment transaction, the merchant and the card issuer do not interface directly with each other, but instead rely on payments technology companies, such as Global Payments, to facilitate transaction processing services, including authorization, electronic draft capture, file transfers to facilitate funds settlement and certain exception-based, back-office support services such as chargeback resolution.

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

How a Card Transaction Works

A typical payment transaction begins when a cardholder presents a card for payment to a merchant at which time card and transaction information, such as the card identification number, transaction date and transaction amount, is captured and transmitted to our network. The information is captured by a point-of-sale ("POS") terminal card reader or mobile device card reader, which may be sold or leased to the merchant and serviced by us, or through a POS device or ecommerce portal by one of a number of services that we offer directly or through a value-added reseller.

After the card and transaction information is captured, the POS device or ecommerce portal automatically connects to our network through the internet or other communication channel in order to receive authorization of the transaction. For a credit card transaction, authorization services generally refer to the process in which the card issuer indicates whether a particular credit card is authentic and whether the impending transaction amount will cause the cardholder to exceed defined credit limits. In a debit card transaction, we obtain authorization for the transaction from the card issuer through the payment network verifying that the cardholder has access to sufficient funds for the transaction amount.

As an illustration, shown below in the sponsorship model, on a $100.00 card transaction the card issuer may fund the Member, our sponsor, (indirectly through the card network) $98.50 after retaining $1.50 referred to as an interchange fee. The card issuer would seek reimbursement of $100.00 from the cardholder in the cardholder's monthly credit card statement. The Member would, in turn, pay the merchant $100.00. The net settlement after this transaction would require us to advance the $1.50 interchange fee to the Member. After the end of the month, we would bill the merchant a percentage, also known as the merchant discount, of the transaction amount to cover the full amount of the interchange fee and our fee from the transaction. Assuming the merchant discount in the above example is 2%, we bill the merchant $2.00 after the end of the month for the transaction, reimburse ourselves for $1.50 in interchange fees and retain $0.50 as our fee for the transaction. Under some arrangements, we remit the net amount of $98.00 to the merchant, rather than funding the full $100.00 and subsequently billing the merchant at the end of the month.

Discount rates vary based on negotiations with merchants and the economic characteristics of transactions and take many forms, such as interchange plus our fee or a bundled rate that includes all fees. Interchange rates also vary based on the economic characteristics of individual transactions. Accordingly, our fee per transaction varies across our merchant base and is subject to change based on changes in discount rates and interchange rates. Our profit on a transaction reflects the merchant discount less interchange fees, payment network fees and operating expenses, including systems costs to process the transaction and commissions paid to our sales force or external partner. Payment network fees are charged by the card brands, in part, based on the value of transactions processed through their networks.

How A Payment Transaction Works

globalpayments
Acquirer
Authorization and Transaction Data
Authorization and Transaction Data
Card Issuer
Card Network
$98.50
Funding Instructions
$1.50
Transaction Data
$2.00
Monthly Statement
$98.50
$100.00
Bill
$100.00
Member Settlement Bank
Merchant
Goods and Services
Present Card
Card Holder

Issuer Solutions Segment

Through our Issuer Solutions segment, we provide solutions that enable financial institutions and other financial service providers to manage their card portfolios, reduce technical complexity and overhead and offer a seamless experience for cardholders on a single platform. In addition, we provide flexible commercial payments, accounts payable and electronic payment alternatives solutions that support B2B payment processes for businesses and governments. We also offer complementary services, including account management and servicing, fraud solution services, analytics and business intelligence, cards, statements and correspondence, customer contact solutions and risk management solutions. Additionally, our Issuer Solutions segment provides B2B payment services and other financial service solutions marketed to corporations, including software-as-a-service (“SaaS”) offerings that automate key procurement processes, provide invoice capture, coding and approval, and enable virtual cards and integrated payments options across a variety of key vertical markets.

Issuer Solutions segment revenues are primarily derived from long-term processing contracts with financial institutions and other financial services providers. Payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements generated and/or mailed, managed services, cards embossed and mailed, and other processing services for cardholder accounts on file. Most of these customer contracts have prescribed annual minimums, penalties for early termination, and service level agreements that may affect contractual fees if specified service levels are not achieved. Issuer Solutions segment revenues also include software subscription, licensing fees, loyalty redemption services and professional services.

Consumer Solutions Segment

Our Consumer Solutions segment provides general purpose reloadable ("GPR") prepaid debit and payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses in the United States through our Netspend® and other brands. Through our Consumer Solutions segment, we provide customers with access to depository accounts insured by the Federal Deposit Insurance Corporation ("FDIC") with a menu of features specifically tailored to their needs. The Consumer Solutions segment has an extensive distribution and reload network comprised of financial service centers and other retail locations throughout the United States, and is a program manager for

FDIC-insured depository institutions that provide the services that the Consumer Solutions segment develops, promotes and distributes. Consumer Solutions currently has active agreements with four card-issuing banks.

The Consumer Solutions segment markets its services through multiple distribution channels, including alternative financial service providers, traditional retailers, direct-to-consumer and online marketing programs and contractual relationships with corporate employers. Consumer Solutions segment revenues principally consist of fees collected from cardholders and fees generated by cardholder activity in connection with the programs that we manage. Customers are typically charged a fee for each purchase transaction made using their cards, unless the customer is on a monthly or annual service plan, in which case the customer is instead charged a monthly or annual subscription fee, as applicable. Customers are also charged a monthly maintenance fee after a specified period of inactivity. We also charge fees associated with additional services offered in connection with programs we manage, including the use of overdraft features, a variety of bill payment options, card replacement, foreign exchange and card-to-card transfers of funds initiated through our call centers. Revenues are recognized net of fees charged by the payment networks for services they provide in processing transactions routed through them.

On July 31, 2022, we entered into a definitive agreement to sell our consumer business, and that transaction is expected to close in the first quarter of 2023.

Competition

In each of our business segments, we compete with a large variety of companies - financial institutions, financial technology companies, traditional payment providers, new market entrants, and others, both large and small. The markets for the services we provide are highly fragmented and competitive. Many of these providers compete with us across our segments, markets and geographies. Some of these competitors possess greater financial, sales and marketing resources than we do. We expect each of our segments to become more competitive over time, as advances in technology enable new entrants, barriers to entry fall and existing providers expand their services, both operationally and geographically.

Our Merchant Solutions segment competes with financial institutions, merchant acquirers and other financial technology companies who provide businesses with merchant acquiring and related services. In the United States, we compete with a large number of providers, including but not limited to Fiserv, Inc. ("Fiserv"), Fidelity National Information Services, Inc. ("FIS"), Chase Paymentech Solutions, LLC, Elavon, Inc., a subsidiary of U.S. Bancorp, Bank of America Merchant Services, Wells Fargo Merchant Services, Toast, Inc., Stripe, Inc., Shopify Inc. and Block Inc. (formerly known as Square, Inc.). While these are our primary competitors in the merchant acquiring space, our vertically focused businesses in the United States compete with numerous other providers in their respective verticals.

Internationally, financial institutions remain the primary providers of payment technology services to merchants, although the outsourcing of these services to third-party service providers is becoming more prevalent. We compete outside the U.S. with financial institutions in the markets in which we operate, as well as both large providers (such as FIS, Worldline, Nexi) and new entrants (such as Adyen, Block and Stripe). We have seen competition internationally increase and expect that trend to continue as new companies enter our markets and existing competitors expand or consolidate their product lines and services.

Our Issuer Solutions segment encounters competition from other third-party payment card processors, the card brands, core banking platform providers, independent software vendors, B2B providers, and various other firms that deliver services to payment card issuers in the markets we serve, as well as financial institutions who provide such services in-house. Our competitors in this segment include, but are not limited to Fiserv, FIS, Marqeta, Nexi, Worldline, i2c, Bill.com, AvidExchange, Billtrust, Adyen and Stripe. We expect the number of competitors in this segment to continue to expand.

Our Consumer Solutions segment primarily competes with other demand deposit account and prepaid debit account program managers to provide financial service solutions to the underbanked and other consumers and businesses. Our primary competitors in this space include Green Dot Corporation, InComm, Fiserv and Chime.

See the section titled “Risk Factors - Risks Related to Our Business Model and Operations” for further information on the competitive and continuously evolving markets we serve.

Safeguarding Our Business

In order to provide our services, we process and store sensitive business information and personal information, which may include credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses, and other types of personal information or sensitive business information. Some of this information is also processed and stored by financial institutions, merchants and other entities, as well as third-party service providers to whom we outsource certain functions and other agents, which we refer to collectively as our associated third parties. We may have responsibility to the card networks, financial institutions, and in some instances, our merchants, ISOs and/or individuals, for our failure or the failure of our associated third-party service providers (as applicable) to protect this information.

We are subject to cybersecurity and information theft risks in our operations, which we seek to manage through cyber and information security programs, training and insurance coverage. To strengthen our security and cyber defenses, we continue to deploy multiple methods at different layers to defend our systems against misuse, intrusions and cyberattacks and to protect the data we collect. Furthermore, we work with information security and forensics firms and employ advanced technologies to help prevent, investigate and address issues relating to processing system security and availability. We also collaborate with third parties, regulators and law enforcement, when appropriate, to resolve security incidents and assist in efforts to prevent unauthorized access to our processing systems.

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

Human Capital Management

Team Member Population

We currently do business in over 170 countries around the world, with team members living and working in 33 of them. As of December 31, 2022, our approximately 25,000 team member workforce represented approximately 80 nationalities and 19 natively spoken languages, with approximately 63% residing in the Americas, 15% residing in Europe and 22% residing in Asia Pacific. Many of our team members are highly skilled in technical areas specific to payment technology and software solutions.

Our overall workforce strategies are developed and managed by our Chief People Officer, who reports to the CEO. We regularly engage with our team members through a variety of forums, including periodic surveys, to help us understand their perspectives related to workplace culture, engagement, talent management and well-being and to inform our diversity, equity and inclusion ("DEI") strategies and initiatives. The results of these interactions are leveraged to further develop our talent management initiatives.

Talent Management and Retention

We place an emphasis on attracting and retaining premier and diverse team members. To that end, we have implemented programs and initiatives focused on enriching new hire experiences, developing team members through extensive training and professional development opportunities, including mentorship and leadership programs, promoting team members’ wellness and safety, providing flexible work arrangements and offering comprehensive and competitive benefits packages, including paid parental leave, team member assistance and savings and retirement programs. Furthermore, we celebrate and recognize the efforts of all of our team members through a combination of programs, including team appreciation activities and annual awards programs to honor top performers and notable contributors. Over the past several years, we have also made significant investments in modernizing our operating environments and technologies to include cloud-based systems and collaboration tools that support day-to-day engagement and execution.

Health and Well-being

The success of our business is connected to the well-being of our team members. Accordingly, we are committed to the health, safety and wellness of our team members worldwide, and we provide team members with various health and wellness programs and benefits, including employee education and assistance programs that focus on physical, financial, social and emotional resources.

Diversity, Equity and Inclusion

We remain committed to addressing the ever-changing needs of our team members and finding new ways to improve our culture. Our DEI strategy reflects the shift in our current workforce, changing business landscape and potential talent and is anchored by three pillars: Leadership Accountability, Inclusive Capability and Engagement. We have also broadened our focus to include social and racial equity in our conversations, and equip and empower our Employee Resource Group ("ERG") leaders with the right tools and training to lead their networks, including the launch of “Inclusion 365,” an initiative to reinforce inclusion and belonging throughout our workforce. These efforts are further supported by our Chief Diversity Officer who leads a dedicated and specialized team designated to advance DEI within our Company. Our Compensation Committee assists the Board in overseeing the Company’s DEI initiatives.

Employee Growth and Development

Our strategy to develop and retain the best talent includes an emphasis on team member development and training. We provide a variety of training and development opportunities to team members globally, including our online training platform that contains a vast array of tools and application resources for all team members to build learning experiences and skills. In order to help our team members strengthen the skills and behaviors needed for career advancement, our performance management program enables team members to drive their development with a focus on growth, performance, and well-being through regular meetings with their leaders.

Government Regulation

Various aspects of our business are subject to regulation and supervision under federal, state and local laws in the United States and foreign laws, regulations and rules. Many of these regulations and laws are evolving and their applicability and scope, as interpreted by courts and regulators, remain uncertain. These regulations and laws involve a variety of matters, including privacy and information security, data and personal information protection, money-transmission and payment instrument laws and regulations, consumer protection laws, anti-money laundering and anti-bribery laws, tax, environmental sustainability (including climate change), human rights and security regulations. In addition, we are subject to rules promulgated by the various payment networks, including Nacha, American Express, Discover, Interac, Mastercard and Visa.

Set forth below is a brief summary of some of the significant laws and regulations that apply to us. These descriptions are not exhaustive, and these laws, regulations and rules frequently change and are increasing in number. We are currently in compliance in all material respects with applicable existing legal and regulatory requirements and do not expect that maintaining compliance with these regulations will have a material adverse effect on our capital expenditures, earnings or competitive and financial positions. For additional information about government regulation and laws applicable to our business and the potential risks associated with future changes in laws or regulations, see "Item 1A - Risk Factors" of this Annual Report on Form 10-K, including the risk factor titled "Legal, Regulatory Compliance and Tax Risks."

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

Money Transmission, Sale of Checks and Payment Instrument Laws and Regulations

Our Consumer Solutions segment is subject to money transfer and payment instrument licensing regulations and has obtained licenses to operate as a money transmitter, seller of checks and/or provider of payment instruments in 49 states and the District of Columbia.

Our Consumer Solutions segment is subject to direct supervision and regulation by the relevant state banking departments or similar agencies charged with enforcement of the relevant statutes and we must comply with various requirements, such as those related to the maintenance of a certain level of net worth, surety bonding, selection and oversight of our authorized agents, maintaining permissible investments in an amount equal to or in excess of our outstanding payment obligations, recordkeeping and reporting and disclosures to consumers. Our Consumer Solutions segment is also subject to periodic examinations by the relevant licensing authorities, which may include reviews of our compliance practices, policies and procedures, financial position and related records, various agreements that we have with our issuing banks, distributors and other third parties, privacy and data security policies and procedures and other matters related to our business.

Banking Laws and Regulations

Because we provide digital payment processing services to banks and other financial institutions, we are subject to examination by the Federal Financial Institutions Examination Council (the "FFIEC"), an interagency body comprised primarily of federal banking regulators, and we are also subject to supervision or examination, as may be applicable, by various state and international financial regulatory agencies that supervise and regulate the financial institutions for which we provide digital payment processing and other payment related services. The FFIEC examines large data processors in order to identify and mitigate risks associated with systemically significant service providers, including specifically the risks they may pose to the banking industry.

Privacy and Data Protection Regulation

Aspects of our business are subject, directly or indirectly, to privacy and data protection regulations in the United States, the United Kingdom, the European Union and elsewhere. In most of the countries in which we operate, these laws impose requirements on the manner in which personal information can be collected, processed, stored, and shared. They also impose requirements, which vary materially by jurisdiction, in the event of a personal data breach.

Compliance with the data protection regulations applicable to us or our customers requires increasing resources devoted to monitoring changes and developing solutions for our affected businesses. Maintaining compliance over time could require substantive technology infrastructure and process changes across many of the Company’s businesses. Noncompliance with the European Union General Data Protection Regulation ("GDPR"), the California Privacy Rights Act (“CPRA”), U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) or similar regulations could lead to substantial regulatory fines and penalties, or damages from private causes of action. Evolving data localization requirements may affect how we provide services to customers in regions like the European Union. Additionally, evolving sector-specific regulations that affect the payments industry may introduce overlap or conflict with data privacy regulations, and these conflicts in regulatory requirements may affect our operations.

We also maintain processes to ensure that third parties upon whom we rely to facilitate or enable our business activities are similarly in compliance with applicable regulations. Such third parties include vendors and other partners.

New regulations (including new state laws in the United States or a possible federal privacy law) and new interpretations of existing regulations like the FTC Act and the GDPR could create new privacy rights for individuals and new obligations for companies handling personal information. These regulations could limit our ability to use and share personal or other data and increase costs related to compliance. In addition, emerging technologies including innovations in machine learning and artificial intelligence have triggered new waves of regulation targeted to the specific risks anticipated from these technologies.

As our portfolio of services evolves, we may offer more services outside of our traditional business-to-business interaction context. As we interact directly with consumers, in conjunction with our existing customers and partners or directly on our own behalf, our compliance obligations under privacy regulations may expand.

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

The Financial Crimes Enforcement Network of the U.S. Department of the Treasury ("FinCEN") has issued a rule regarding the applicability of the Bank Secrecy Act's anti-money laundering provisions to "prepaid access programs." This rulemaking clarifies the anti-money laundering obligations for entities, such as our Consumer Solutions business and its distributors, engaged in the provision and sale of prepaid access devices like our GPR prepaid cards. Certain of our operating subsidiaries have registered with FinCEN as a money services business. This registration results in our having direct responsibility to maintain and implement an anti-money laundering compliance program for such subsidiaries.

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

State Wage Payment Laws and Regulations

The use of payroll card programs as a means for an employer to remit wages or other compensation to its employees or independent contractors is governed by state labor laws related to wage payments, which laws are subject to change. The paycard portion of our business includes payroll cards and convenience checks and is designed to allow employers to comply with applicable state wage and hour laws. Most states permit the use of payroll cards as a method of paying wages to employees, either through statutory provisions allowing such use or, in the absence of specific statutory guidance, the adoption by state labor departments of formal or informal policies allowing for their use. Nearly every state allowing payroll cards places certain requirements and/or restrictions on their use as a wage payment method, the most common of which involve obtaining the prior written consent of the employee, limitations on fees and disclosure requirements.

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

Environmental, Social and Governance ("ESG")

Certain governments around the world are adopting laws and regulations pertaining to ESG performance, transparency and reporting. Regulations may include mandated corporate reporting on ESG overall or in individual areas such as mandated reporting on climate-related financial disclosures. As part of our annual ESG reporting, we provide additional information about our approach to ESG matters in our Global Responsibility Report (which is not incorporated herein), which is available in the investor relations section of our website at www.globalpaymentsinc.com.

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

Certain materials relating to our corporate governance, including our codes of ethics applicable to our directors, senior financial officers and other employees, and our Global Responsibility Report are also available in the investor relations section of our website. Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing us using the address on the cover of this Annual Report on Form 10-K. You may also telephone our investor relations office directly at (770) 829-8478. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the following risks and other information contained in this Annual Report on Form 10-K and other SEC filings before you decide whether to buy our common stock. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations. If any of the events or conditions contemplated by the following discussion of risks should occur, our business, financial condition, liquidity, results of operations and/or cash flows could suffer significantly.

Risks Related to Our Business Model and Operations

Our inability to protect our systems and data from continually evolving cybersecurity risks or other technological risks could affect our reputation among our customers, card issuers, financial institutions, card networks, partners and cardholders, adversely affect our continued card network registration or membership and financial institution sponsorship, and expose us to penalties, fines, liabilities and legal claims.

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

We are a regular target of malicious third-party attempts to identify and exploit system vulnerabilities, and/or penetrate or bypass our security measures, in order to gain unauthorized access to our networks and systems or those of our associated third parties. Such access could lead to the compromise of sensitive, business, personal or confidential information. As a result, we follow a defense-in-depth model for cybersecurity, meaning we proactively seek to employ multiple methods at different layers to defend our systems against intrusion and attack and to protect the data we possess. However, we cannot be certain that these measures will be successful or will be sufficient to counter all current and emerging technology threats.

Our computer systems and/or our associated third parties’ computer systems have been, and we expect to continue to be, targeted for penetration, and our data protection measures may not prevent unauthorized access. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, are often difficult to detect and continually evolve and become more sophisticated. Threats to our systems and our associated third parties’ systems can derive from human error, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources. In addition, we have experienced and may continue to experience errors, interruptions or delays from computer viruses and other malware that could infect our systems or those of our associated third parties. Denial of service, ransomware or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures may not prevent downtime, unauthorized access or use of sensitive data. While we maintain first- and third-party insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. Companies we acquire may require implementation of additional cyber defense methods to align with our standards and, as a result, there may be a period of increased risk between the acquisition date and the completion of such implementation. Furthermore, certain of our third-party relationships are subject to our vendor management program and governed by written contracts; however, we do not control the actions of our associated third parties, and any problems experienced by these third parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyberattacks, targeted attacks against our employees and associated third parties and security breaches, could adversely affect our ability to service our customers or otherwise conduct our business.

In addition, we cannot provide assurance that the contractual requirements related to use, security and privacy that we impose on our associated third parties who have access to this data will be followed or will be adequate to prevent the misuse of this data. Any misuse or compromise of personal information or failure to adequately abide by these contractual requirements could result in liability, protracted and costly litigation and, with respect to misuse of personal information of our customers, lost revenue and reputational harm.

Any type of security breach, attack or misuse of data described above or otherwise, whether experienced by us or an associated third party, could harm our reputation; deter existing and prospective customers from using our services or from making digital payments generally; increase our operating expenses in order to contain and remediate the incident; expose us to unanticipated or uninsured liability; disrupt our operations (including potential service interruptions); distract our management, increase our risk of litigation or regulatory scrutiny; result in the imposition of penalties and fines under state, federal and foreign laws or by the card networks, and adversely affect our continued card network registration or membership and financial institution sponsorship. Our removal from the networks' lists of Payment Card Industry Data Security Standard compliant service providers could mean that existing customers, sales partners or other third parties may cease using or referring others to our services. Also, prospective merchant customers, financial institutions, sales partners or other third parties may choose to terminate negotiations with us, or delay or choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks. Any of the foregoing could adversely affect our business, financial condition or results of operation.

Software defects, undetected errors, and development delays could damage customer relations, expose us to liability and have an adverse effect on our business, financial condition and results of operations.

Our core services are based on software and computing systems that often encounter development delays, and the underlying software may contain undetected errors, viruses or defects. Defects in our software services or errors or delays in our processing of digital transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation and exposure to liability claims. In instances in which we rely on third-party software in conjunction with any disaster recovery functions, we could be adversely affected by the vendor’s unresponsiveness or other failures. We rely on technologies and software supplied by third parties that may also contain undetected errors, viruses or defects that could have a material adverse effect on our business, financial condition and results of operations. In addition, our insurance may not be adequate to compensate us for all losses or failures that may occur.

Our systems or our third-party providers' systems may fail, which could interrupt our service, cause us to lose business, increase our costs and expose us to liability.

We depend on the efficient and uninterrupted operation of our computer systems, software, data centers and telecommunications networks, as well as the systems and services of third parties. A system outage or data loss could have a material adverse effect on our business, financial condition, results of operations and cash flows. Not only could we suffer damage to our reputation in the event of a system outage or data loss, but we may also be liable to third parties. Many of our contractual agreements with financial institutions and certain other customers require the payment of penalties if we do not meet certain operating standards. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire, climate-related events, including extreme weather events, natural disasters, pandemics, power loss, telecommunications failure, terrorist acts, war, unauthorized entry, malicious attack, human error, and computer viruses or other defects. We have been and continue to be exposed to defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures, or other difficulties (including those related to system relocation), which could result in loss of revenues, loss of customers, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, fines and other sanctions imposed by card networks, and/or diversion of technical and other resources. There is also a risk that third-party suppliers of hardware and infrastructure required to support our employee productivity or our suppliers could be affected by supply chain disruptions, such as manufacturing and shipping delays. An extended supply chain disruption could also affect the delivery of our services.

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

Furthermore, we are facing increasing competition from nontraditional competitors, including new entrant technology companies, who offer certain innovations in payment methods. Some of these competitors utilize proprietary software and service solutions. Some of these nontraditional competitors have significant financial resources and robust networks and are highly regarded by consumers. In addition, some nontraditional competitors, such as private companies or startup companies, may be less risk averse than we are and, therefore, may be able to respond more quickly to market demands. These competitors may compete in ways that minimize or remove the role of traditional card networks, acquirers, issuers and processors in the digital payments process. If these nontraditional competitors gain a greater share of total digital payments transactions, it could have an adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, the market for prepaid cards, demand deposit accounts and alternative financial services is similarly highly competitive, and competition is increasing as more companies endeavor to address the needs of underbanked consumers. We anticipate increased competition from alternative financial services providers who are often well positioned to service the underbanked and who may wish to develop their own prepaid card or demand deposit account programs. We also face strong price competition. To stay competitive, we may have to increase the incentives that we offer to our distributors and reduce the prices of our services, which could adversely affect our financial condition, results of operations and cash flows.

In order to remain competitive and to continue to increase our revenues and earnings, we must continually and quickly update our services, a process that could result in higher costs and the loss of revenues, earnings and customers if the new services do not perform as intended or are not accepted in the marketplace.

The payments technology industry in which we compete is characterized by rapid technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of projects, including the development of new platforms, products, mobile payment applications, ecommerce services and other new offerings emerging in the payments technology industry. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. In the payments technology markets, these risks are even more acute. Any delay in the delivery of new services or the failure to differentiate our services could render our services less desirable to customers, or possibly even obsolete. Furthermore, as the market for alternative payment processing services evolves, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new services targeted at this market.

In addition, certain of the services we deliver to the payments technology market are designed to process very complex transactions and deliver reports and other information on those transactions, all at very high volumes and processing speeds. Any failure to deliver an effective and secure product or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. As a result of these factors, our development efforts could result in higher costs, a loss of revenues and lower earnings and cash flows if promised new services are not delivered timely to our customers or do not perform as anticipated.

Our revenues from the sale of services to merchants that accept Visa and Mastercard are dependent upon our continued Visa and Mastercard registrations, financial institution sponsorship and, in some cases, continued membership in certain card networks.

In order to provide our Visa and Mastercard transaction processing services, we must be either a direct member or registered as a merchant processor or service provider of Visa and Mastercard, respectively. Registration as a merchant processor or service provider is dependent upon our being sponsored by Members of each organization in certain jurisdictions. If our sponsor financial institution in any market should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to attain direct membership with the card networks, either of which could prove to be difficult and expensive. If we were unable to find a replacement financial institution to provide sponsorship or attain direct membership, we may no longer be able to provide processing services to affected customers and potential customers in that market, which would negatively affect our revenues, earnings and cash flows. Furthermore, some agreements with our financial institution sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our sponsors' discretionary actions under these agreements could have a material adverse effect on our business, financial condition and results of operations. In connection with direct membership, the rules and regulations of various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would limit our use of capital for other purposes.

The termination of our registration, or any changes in the Visa or Mastercard rules that would impair our registration, could require us to stop providing Visa and Mastercard payment processing services, which would make it impossible for us to conduct our business on its current scale. The rules of the card networks may be influenced by card issuers, and some of those issuers also provide acquiring services and may be our competitors. If we fail to comply with the applicable requirements of the card networks, the card networks could seek to fine us, suspend us or terminate our registrations or membership. The termination of our registrations or our membership or our status as a service provider or a merchant processor, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows. If a merchant fails to comply with the applicable requirements of the card associations and networks, we, the merchant or, in some cases the ISO, could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect or pursue collection of such amounts from the applicable merchant or, in some cases the ISO, we may have to bear the cost of such fines or penalties, resulting in lower earnings for us.

Our Consumer Solutions segment relies on certain relationships with issuing banks, distributors, marketers and brand partners. The loss of such relationships, or if we are unable to maintain such relationships on terms that are favorable to us, may materially adversely affect our business, financial condition, results of operations and cash flows.

Our Consumer Solutions segment relies on arrangements that we have with issuing banks to provide us with critical services, including the FDIC-insured depository accounts tied to the cards and accounts we manage, access to the ATM networks, membership in the card associations and network organizations and other banking services. The majority of our active Consumer Solutions cards and accounts are issued or opened through Meta Payment Systems ("MetaBank"). If any material adverse event were to affect MetaBank's or another of our critical issuing banks, or if our relationship with MetaBank or another critical bank were terminated, or MetaBank or another critical bank grew to a size such that it was no longer able to avail itself of certain regulatory exemptions for small banks, we may be forced to find an alternative provider for these critical banking services. It may not be possible to find a replacement bank on terms that are acceptable to us or at all. Any change in the issuing banks could disrupt the business or result in arrangements with new banks that are less favorable to us than those we have with our existing issuing banks, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Furthermore, our Consumer Solutions segment depends in large part on establishing agreements with distributors, marketers and brand partners, primarily alternative financial services providers, as well as grocery and convenience stores and other traditional retailers. Some of these companies may endeavor to internally develop their own programs or enter into exclusive relationships with our competitors to distribute or market their services. The loss of, or a substantial decrease in revenues from, one or more of our top distributors, marketers or brand partners could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business may be adversely affected.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If such financial institutions should stop providing clearing services, we would have to find other financial institutions to provide those services. If we were unable to find a replacement financial institution we may no longer be able to provide processing services to certain customers, which could negatively affect our financial condition, results of operations and cash flows.

Increased merchant, referral partner or ISO attrition could cause our financial results to decline.

We experience attrition in merchant credit and debit card processing volume resulting from several factors, including merchant closures, loss of merchant accounts to our competitors, unsuccessful contract renewal negotiations and account closures that we initiate for various reasons, such as heightened credit risks or contract breaches by merchants. Our referral partners are a significant source of new business. If a referral partner or an ISO switches to another transaction processor, terminates our services, internalizes payment processing functions that we perform, merges with or is acquired by one of our competitors, or shuts down or becomes insolvent, we may no longer receive new merchant referrals from such referral partner, and we risk losing existing merchants that were originally enrolled by the referral partner or ISO. We cannot predict the level of attrition in the future and it could increase. Higher than expected attrition could negatively affect our results, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our future growth depends in part on the continued expansion within markets in which we already operate, the emergence of new markets, and the continued availability of alliance relationships and strategic acquisition opportunities.

Our future growth and profitability depend upon our continued expansion within the markets in which we currently operate, the further expansion of these markets, the emergence of other markets for payment technology and software solutions and our ability to penetrate these markets. As part of our strategy to achieve this expansion, we look for acquisition opportunities, investments and alliance relationships with other businesses, including referral partners, ISOs and other financial institutions, that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities. We may not be able to successfully identify suitable acquisition, investment and alliance candidates in the future, and if we do, they may not provide us with the value and benefits we anticipate, which may inhibit our growth prospects and adversely affect our business, financial condition and results of operations.

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

Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by the effects of the COVID-19 pandemic, adverse financial conditions, trade tensions and increased global scrutiny of foreign investments. A number of countries, including the U.S. and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions on foreign investments. For example, the invasion of Ukraine by Russia and any further actions in response thereto could have lasting impacts on Ukraine as well as other regional and global economies. Governments may continue to adopt or tighten economic sanctions, tariffs or trade restrictions of this nature, and such restrictions could negatively affect our business and financial results.

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

If consumers do not continue to use credit, debit or GPR prepaid debit cards or other digital payment methods of the type we process as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, checks, credit cards and debit or GPR prepaid debit cards, that is adverse to us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Consumer credit risk may make it more difficult or expensive for consumers to gain access to credit facilities such as credit cards. Regulatory changes may result in financial institutions seeking to charge their customers additional fees for use of credit or debit cards. Such fees may result in decreased use of credit or debit cards by cardholders. In each case, our business, financial condition, results of operations and cash flows may be adversely affected.

Consolidation among financial institutions or among retail customers, including the merger of our customers with entities that are not our customers or the sale of portfolios by our customers to entities that are not our customers, could materially affect our financial condition, results of operations and cash flows.

Consolidation among financial institutions, particularly in the area of credit card operations, and consolidation in the retail industry, is a risk that could negatively affect our existing customer agreements and future revenues. In addition, consolidation among financial institutions has led to an increasingly concentrated customer base, which results in a changing mix toward larger customers. Continued consolidation among financial institutions could increase the bargaining power of our current and future customers and further increase our customer concentration. Consolidation among financial institutions and retail customers and the resulting loss of any significant number of customers by us could have a material adverse effect on our financial condition, results of operations and cash flows.

If we do not renew or renegotiate our agreements on favorable terms with our customers within the Issuer Solutions segment, our business will suffer. The timing of the conversions or deconversions of card portfolios could also affect our revenues and expenses.

A significant amount of our Issuer Solutions segment revenues is derived from long-term contracts with large financial institutions and other financial service providers. The financial position of these customers and their willingness to pay for our services are affected by general market conditions, competitive pressures and operating margins within their industries. When our long-term contracts near expiration, the renewal or renegotiation of the contract presents our customers with the opportunity to consider other providers, transition all or a portion of the services we provide in-house or seek lower rates for our services.

Additionally, as we modernize the technology platform we use to deliver services, some Issuer Solutions customers may not be agreeable to our modernization effort and may choose to end their contracts prematurely, or not renew their contracts, as a result. The loss of our contracts with existing customers or renegotiation of contracts at reduced rates or with fewer services could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, the timing of the conversion of card portfolios of new payment processing customers to our processing systems and the deconversion of existing customers to other systems could affect our revenues and expenses. Due to a variety of factors, conversions and deconversions may not occur as scheduled, and this may have a material adverse effect on our financial condition, results of operations and cash flows.

We incur chargeback losses when our merchants refuse or cannot reimburse us for chargebacks resolved in favor of their customers. Any increase in chargebacks not paid by our merchants could adversely affect our business, financial condition, results of operations and cash flows.

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant's account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we may bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have policies to manage merchant-related credit risk and often mitigate such risk by requiring collateral and monitoring transaction activity. Notwithstanding our programs and policies for managing credit risk, it is possible that a default on such obligations by one or more of our merchants could have a material adverse effect on our business.

Fraud by merchants or others and losses from overdrawn cardholder accounts could have an adverse effect on our financial condition, results of operations and cash flows.

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

Additionally, the COVID-19 pandemic, as well as macroeconomic conditions such as rising inflation and higher costs for labor and supplies, have negatively affected or may continue to affect the financial viability and operations of certain merchants. The accompanying consolidated financial statements reflect management’s estimates and assumptions related to allowances for transaction and credit losses utilizing the most currently available information. Actual losses could differ materially from those estimates.

Increases in card network fees may result in the loss of customers and/or a reduction in our earnings.

From time-to-time, the card networks, including Visa and Mastercard, increase the fees that they charge processors. We often pass these increases along to our merchant customers; however, if merchants do not accept these increases, this strategy might result in the loss of customers to our competitors, thereby reducing our revenues and earnings. If competitive practices prevent us from passing along the higher fees to our merchant customers in the future, we may have to absorb all or a portion of such increases, thereby reducing our earnings.

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

The acquisition, integration, and conversion of businesses, such as the pending acquisition of EVO, and the formation or operation of alliances or joint ventures and other partnering arrangements involve a number of risks. Core risks are in the area of valuation (negotiating a fair price for the business based on sometimes limited diligence) and integration and conversion

(managing the complex process of integrating the acquired company's people, services, information security and technology and other assets to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions and alliances often involve additional or increased risks, including, for example: managing geographically separated organizations, systems, and facilities; integrating personnel with diverse business backgrounds and organizational cultures; complying with foreign regulatory requirements; fluctuations in currency exchange rates; enforcement of intellectual property rights in some foreign countries; difficulty entering new foreign markets due to, among other things, regulatory licensure, customer acceptance and business knowledge of those new markets; and general economic and political conditions.

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

Our inability to complete certain divestitures or the effects of divesting a business could have a material adverse effect on our business and financial results.

From time to time, we may divest businesses that do not meet our strategic objectives. For instance, we recently entered into agreements to sell both our consumer and gaming businesses.

We may not be able to complete desired divestitures on terms favorable to us. Losses on the sales of, or lost operating income from, those businesses could negatively affect our profitability and margins. Moreover, we have incurred and in the future may incur asset impairment charges related to potential divestitures that reduce our profitability.

Our divestiture activities may also present financial, managerial, and operational risks. Those risks include diversion of management attention from our other businesses, difficulties separating personnel and systems, possible need for providing transition services to buyers, adverse effects on existing business relationships with suppliers and customers and indemnities and potential disputes with the buyers. Any of these factors could adversely affect our financial condition and results of operations.

Legal, Regulatory Compliance and Tax Risks

Our business is subject to government regulation and oversight. Any new implementation of or changes made to laws, regulations or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development efforts or have an unfavorable effect on our financial results and our cash flows.

As a payments technology company, our business is affected by laws and complex regulations and examinations that affect us and our industry in the countries in which we operate. Regulation and proposed regulation of the payments industry have increased significantly in recent years. Failure to comply with regulations or guidelines may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines, or may cause customers or potential customers to be reluctant to do business with us, any of which could have an adverse effect on our financial condition.

Interchange fees are subject to intense legal, regulatory and legislative scrutiny worldwide. For instance, the Dodd-Frank Act restricts the amounts of debit card fees that certain issuing institutions can charge merchants and allows merchants to set minimum amounts for the acceptance of credit cards and to offer discounts for different payment methods. These types of restrictions could negatively affect the number of debit transactions, which would adversely affect our business. The Dodd-Frank Act also created the CFPB, which has responsibility for enforcing federal consumer protection laws, and the Financial Stability Oversight Council, which has the authority to determine whether any nonbank financial company, such as us, should be supervised by the Board of Governors of the Federal Reserve on the ground that it is "systemically important" to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business, which increases our risk profile and may have an adverse effect on our business, financial condition, results of operations and cash flows.

Because we directly or indirectly offer or provide financial services to consumers, we are subject to prohibitions against unfair, deceptive, or abusive acts or practices under the Dodd-Frank Act. More generally, all persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers, are subject to Section 5 of the Federal Trade Commission ("FTC") Act prohibiting unfair or deceptive acts or practices ("UDAP"). We also have businesses that are subject to credit reporting and debt collection laws and regulations in the U.S. Various federal and state regulatory enforcement agencies, including the FTC, the CFPB and the states’ attorneys general, may seek to take action against nonbanks that engage in UDAP or violate other laws, rules or regulations and, to the extent we are in violation of these laws, rules or regulations or processing payments for a merchant that may be in violation of these laws, rules or regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities.

Continuing developments in privacy and data protection regulation globally, combined with the rapid pace of technology innovation, have created risks and operational challenges for many of our business activities as described in "Item 1 - Business." As the regulatory environment remains unpredictable and subject to rapid change, new obligations could increase the cost and complexity of compliance. Evolving regulations also increase the risk of investigations, fines, non-monetary penalties, and litigation. Much of our business is obligated, either under law or via contracts with our customers, to comply with anti-money laundering regulations. Noncompliance with these regulations could lead to substantial regulatory fines and penalties or damages from private causes of action. The effect of the regulations could harm our business and financial condition.

In addition, we and our sponsor financial institutions are subject to the laws and regulations enforced by the Office of Foreign Assets Control, which prohibit U.S. persons from engaging in transactions with certain prohibited persons or entities. Similar requirements apply in other countries. Furthermore, certain of our businesses are regulated as money transmitters or otherwise require licensing in one or more states or jurisdictions, subjecting us to various licensing, supervisory and other requirements.

We are also subject to examination by the Federal Banking Agencies as a result of our provision of data processing services to financial institutions. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data privacy practices or operations model, which could result in potential liability for fines, damages or a need to incur substantial costs to modify our operations. Compliance with these laws and regulations can be costly and time consuming, adding a layer of complexity to business practices and innovation. As with other regulatory schemes, our failure to comply could result in public or private enforcement action and accompanying litigation costs, losses, fines and penalties, which could adversely affect our business, financial condition, results of operations and cash flows.

With respect to our Consumer Solutions segment, because each distributor offers prepaid cards, reload services and/or money remittance services as an agent of Consumer Solutions, or another third party, we do not believe that the distributors themselves are required to become licensed as money transmitters in order to engage in such activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against a distributor, us, our issuing banks or our other service providers. If we are unsuccessful in making a persuasive argument that a distributor should not be subject to such licensing requirements, it could result in the imposition of fines, the suspension of the distributor’s ability to offer some or all of our related services in the relevant jurisdiction, civil liability and criminal liability, each of which could negatively affect our financial condition and results of operations. Furthermore, if the federal government or one or more state governments impose additional legislative or regulatory requirements on our Consumer Solutions segment, the issuing banks or the distributors, or prohibit or limit the activities of our Consumer Solutions segment as currently conducted, we may be required to modify or terminate some or all of our Consumer Solutions services offered in the relevant jurisdiction or certain of the issuing banks may terminate their relationship with us. Moreover, as a number of our Consumer Solutions distributors are engaged in offering payday, title and/or installment loans, current and future legislative and regulatory restrictions that negatively affect their ability to continue their operations could have a corresponding negative effect on our revenue and earnings from these relationships, potentially resulting in a significant decline in revenue from the Consumer Solutions segment.

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

In August 2022, the Inflation Reduction Act of 2022 was signed into law. This law, among other things, provides for a corporate alternative minimum tax on adjusted financial statement income (effective for us in 2023), and an excise tax on corporate stock repurchases (effective for our share repurchases after December 31, 2022), and we are continuing to evaluate the effect it may have on our financial condition and results of operations. Future changes in enacted tax rates could negatively affect our results of operations.

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

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor and manage our risks. If our policies and procedures are not fully effective or if we are not always successful in identifying and mitigating all risks to which we are or may become exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Financial Risks

We are subject to risks associated with changes in interest rates or currency exchange rates, which could adversely affect our business, financial condition, results of operations and cash flows, and we may not effectively hedge against these risks.

A portion of our indebtedness bears interest at a variable rate, and we may incur additional variable-rate indebtedness in the future. Increases in interest rates will reduce our operating cash flows and could hinder our ability to fund our operations, capital expenditures, acquisitions, share repurchases or dividends.

We are also subject to risks related to the changes in currency exchange rates as a result of our investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease compared to prior periods as a result of changes in currency exchange rates. Volatility in currency exchange rates has affected and may continue to affect our financial results.

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

We currently maintain investment credit ratings with nationally recognized statistical rating organizations. Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively affect our access to the debt capital markets and increase the costs we incur to borrow funds. If ratings for our debt fall below investment grade, our access to the capital markets could become restricted, and our relationships with certain customers of our Issuer Solutions segment could also be affected. Future tightening in the credit markets and a reduced level of liquidity in many financial markets due to turmoil in the financial and banking industries could affect our access to the debt capital markets or the price we pay to issue debt. Additionally, our credit facilities include an increase in interest rates if the ratings for our debt are downgraded.

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

While we continue to dedicate resources and management time to ensuring that we have effective internal control over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market's perception of our business.

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

We may also be subject to costly litigation in the event our services and technology are alleged to infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our services or technology. Any of these third parties could make a claim of infringement against us with respect to our services or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could limit our ability to use the intellectual property subject to these claims and require us to design around a third party’s patent, which may not be possible, or to license alternative technology from another party, which may be costly. In addition, such litigation is often time consuming and expensive to defend and could result in the diversion of the time and attention of our employees.

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

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets or reduce or delay planned capital, operating or investment expenditures. Such measures may not be sufficient to enable us to service our debt, which could result in us defaulting on our obligations.

We may not be able to raise additional funds to finance our future capital needs.

We may need to raise additional funds to finance our future capital needs, including developing new services and technologies or to fund future acquisitions or operating needs. If we raise additional funds through the sale of equity securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities that have rights, preferences and privileges senior to our common stock. We may be unable to raise additional funds on terms favorable to us or at all. If financing is not available or is not available on acceptable terms, we may be unable to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry. In addition, adverse economic conditions or any downgrades in our credit ratings could affect our ability to obtain additional financing in the future and could negatively affect the terms of any such financing.

Our balance sheet includes significant amounts of goodwill and other intangible assets. The impairment of a portion of these assets could negatively affect our business, financial condition and results of operations.

As a result of our acquisitions, a significant portion of our total assets are intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 74% of our total assets as of December 31, 2022. We expect to engage in additional acquisition activity, which may result in our recognition of additional intangible assets, including goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would negatively affect our earnings. An impairment of a portion of our goodwill or other intangible assets could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to, or we may decide not to, pay dividends or repurchase shares at a level anticipated by our shareholders, which could reduce shareholder returns.

The extent to which we pay dividends on our common stock and repurchase our common stock in the future is at the discretion of our board of directors and will depend on, among other factors, our results of operations, financial condition, capital requirements and such other factors as our board of directors deems relevant. No assurance can be given that we will be able to or will choose to continue to pay dividends or repurchase shares in the foreseeable future.

Risks Related to General Economic Conditions

We are subject to economic and geopolitical risk, health and social events or conditions, the business cycles and credit risk of our customers and the overall level of consumer, business and government spending, which could negatively affect our business, financial condition, results of operations and cash flows.

The global payments technology industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions, including but not limited to, recessions, inflation, rising interest rates, high unemployment, currency fluctuations, and rising energy prices, that affect consumer confidence, spending, and discretionary income and changes in consumer purchasing habits. Adverse economic conditions may negatively affect our financial performance by reducing the number or average purchase amount of transactions made using digital payments. A reduction in the amount of consumer spending could result in a decrease in our revenues and profits. If our merchants make fewer sales to consumers using digital payments, or consumers using digital payments spend less per transaction, we will have fewer transactions to process or lower transaction amounts, each of which would contribute to lower revenues. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. Any of these developments could have a material adverse effect on our financial condition and results of operations.

Adverse macroeconomic conditions in any of our markets could force merchants, financial institutions or other customers to close or petition for bankruptcy protection, resulting in lower revenue and earnings for us and greater exposure to potential credit losses and future transaction declines. We also have a certain amount of fixed costs, including rent, debt service, and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy. Changes in economic conditions could also adversely affect our future revenues and profits and have a materially adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, our business, growth, financial condition or results of operations could be materially adversely affected by outbreaks of illnesses, pandemics like COVID-19 or other political and economic instability or changes in a country’s or region’s economic conditions, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, increased difficulty of conducting business in a country or region due to actual or potential political or military conflict or action by the United States or foreign governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities. Although the immediate effects of the COVID-19 pandemic have been assessed, the long-term effects of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and are difficult to predict at this time. Such developments include, but are not limited to, the effectiveness of preventative measures implemented to help limit the spread of the virus, including vaccine administration rates and efficacy, emergence of new virus variants and new waves of infection and the direction or extent of future restrictive actions that may be imposed by governments or public health authorities. The COVID-19 pandemic caused an economic slowdown in the U.S. and other markets in which we operate. It may also continue to affect financial markets and corporate credit markets which could adversely affect our access to financing or the terms of any such financing. Moreover, the global macroeconomic effects of the pandemic may persist for an indefinite period, even after the pandemic has subsided.

Risks associated with heightened geopolitical and economic instability, such as those resulting from the invasion of Ukraine by Russia, include among others, reduction in consumer, government or corporate spending, international sanctions, embargoes, heightened inflation and actions taken by central banks to counter inflation, volatility in global financial markets, increased cyber disruptions or attacks, higher supply chain costs and increased tensions between the United States and countries in which we operate, which could result in charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses, and could adversely affect our financial condition and results of operations.

Climate-related events, including extreme weather events and natural disasters and their effect on critical infrastructure in the U.S. or internationally, could have similar adverse effects on our operations, customers or third-party suppliers. Furthermore, our shareholders, customers and other stakeholders have begun to consider how corporations are addressing environmental, social and governance ("ESG") issues. Government regulators, investors, customers and the general public are increasingly focused on ESG practices and disclosures, and views about ESG are diverse and rapidly changing. These shifts in investing priorities may result in adverse effects on the trading price of the Company's common stock if investors determine that the Company has not made sufficient progress on ESG matters. Furthermore, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming, and are subject to evolving reporting standards and/or contractual obligations. We could also face potential negative ESG-related publicity in traditional media or social media if shareholders or other stakeholders determine that we have not adequately considered or addressed ESG matters. We have been the recipient of proposals from shareholders to promote their governance positions. Shareholders are increasingly submitting proposals related to a variety of ESG issues to public companies, and we may receive other such proposals in the future. Such proposals may not be in the long-term interests of the Company or our stockholders and may divert management’s attention away from operational matters or create the impression that our practices are inadequate.

General Risk Factors

If we lose key personnel or are unable to attract and hire additional qualified personnel as we grow, our business could be adversely affected.

All of our businesses function at the intersection of rapidly changing technological, social, economic and regulatory developments that require a wide ranging set of expertise and intellectual capital. To successfully compete and grow, we must recruit, develop, retain and motivate personnel who can provide the needed expertise across the entire spectrum of intellectual capital needs. In addition, we must develop our personnel to fulfill succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is extremely competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. We cannot be assured that key personnel, including executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain, develop or attract key personnel could disrupt our operations and adversely affect our business and future success, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial condition, results of operations and cash flows.

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

ITEM 2 - PROPERTIES

We have properties located within the various global geographic markets in which we conduct business. Our properties include office space and data centers, most of which we lease. We believe that all of our properties will be suitable and adequate for our business as presently conducted. See "Note 7—Leases" in the notes to the accompanying consolidated financial statements for further discussion of our leases.

ITEM 3 - LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, that may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows. See "Note 18—Commitments and Contingencies" in the notes to the accompanying consolidated financial statements for information about certain legal matters.

Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol "GPN." As of February 15, 2023, there were 12,511 shareholders of record.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report.

Stock Performance Graph

The following graph compares our cumulative shareholder returns with the Standard & Poor's Information Technology Index and the Standard & Poor's 500 Index for the years ended December 31, 2022, 2021, 2020, 2019, and 2018. The line graph assumes the investment of $100 in our common stock, the Standard & Poor's ("S&P") 500 Index and the Standard & Poor's Information Technology Index on December 31, 2017 and assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Global Payments Inc., the S&P 500 Index
and the S&P Information Technology Index

*$100 invested on December 31, 2017 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	Global Payments	S&P 500 Index	S&P Information Technology Index

December 31, 2017	$100.00	$100.00	$100.00
December 31, 2018	102.92	95.62	99.71
December 31, 2019	182.42	125.72	149.86
December 31, 2020	216.23	148.85	215.63
December 31, 2021	136.42	191.58	290.08
December 31, 2022	101.09	156.89	208.30

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2022.

Issuer Purchases of Equity Securities

Information about the shares of our common stock that we repurchased during the quarter ended December 31, 2022 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

				(in millions)

October 1-31, 2022	3,686,489	$113.96	3,685,525	$—
November 1-30, 2022	2,624,321	103.39	2,624,283	—
December 1-31, 2022	1,010,225	97.75	1,010,225	—
Total	7,321,035	$107.94	7,320,033	$1,089.9

(1)Our board of directors authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended December 31, 2022, pursuant to our employee incentive plans, we withheld 1,002 shares at an average price per share of $117.49 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of December 31, 2022, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $1,089.9 million. On January 26, 2023, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $1.5 billion. The authorizations by our board of directors do not expire, but could be revoked at any time. In addition, we are not required by any of our board's authorizations or otherwise to complete any repurchases by any specific time or at all.

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

During 2022, as a result of the pending divestiture of our consumer business and changes in how our business is managed, we realigned the businesses previously comprising our Business and Consumer Solutions segment to include the business-to-business ("B2B") portion within our Issuer Solutions segment and the consumer portion forming our new Consumer Solutions segment. Our three reportable segments now are: Merchant Solutions, Issuer Solutions and Consumer Solutions. The presentation of segment information for the years ended December 31, 2021 and 2020 has been recast to align with the segment presentation for the year ended December 31, 2022. See "Note 17—Segment Information" in the notes to the accompanying consolidated financial statements for additional information about our segments.

Discussions of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 that have been omitted under this item can be found in "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2021, which was filed with the United States Securities and Exchange Commission on February 18, 2022. Realignment of the B2B portion of our former Business and Consumer Solutions segment into our Issuer Solutions segment did not have a material effect on our comparison of the segment results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Executive Overview

We are a leading payments technology company delivering innovative software and services to our customers globally. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world.

We have grown organically as well as through acquisitions and continue to invest in new technology solutions and innovation, infrastructure to support our growing business and the continued consolidation and enhancement of our operating platforms. These investments include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers, along with migration of certain underlying technology platforms to cloud environments to enhance performance, improve speed to market and drive cost efficiencies. We also continue to enhance our business operating model through execution of merger and integration and other activities, such as combining business operations, streamlining technology infrastructure, eliminating duplicative corporate and operational support structures and realizing scale efficiencies.

Highlights related to our financial condition at December 31, 2022 and results of operations for the year then ended include the following:

•Consolidated revenues for the year ended December 31, 2022 increased to $8,975.5 million, compared to $8,523.8 million for the prior year. The increase in consolidated revenues was primarily due to an increase in transaction volumes as a result of growth in our customer base, acceleration in the use of digital payment solutions and continued economic recovery from the effects of the COVID-19 pandemic, partially offset by the effects of unfavorable foreign currency exchange rates.

•Merchant Solutions segment and Issuer Solutions segment operating income and operating margin for the year ended December 31, 2022 increased compared to the prior year primarily due to the favorable effect of increases in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management, partially offset by the effects of unfavorable foreign currency exchange rates.

•Consolidated operating income for the year ended December 31, 2022 included the unfavorable effects of an $833.1 million goodwill impairment charge related to our former Business and Consumer Solutions reporting unit, a charge of $71.9 million to reduce the carrying amount of the consumer business disposal group to estimated fair value less costs to sell and a $127.2 million loss related to the sale of our Merchant Solutions business in Russia.

•We have executed on our business strategy through the execution of several recent strategic transactions as follows:

◦On August 1, 2022, we entered into a merger agreement to acquire EVO Payments, Inc. (“EVO”) for total purchase consideration of approximately $4 billion. EVO is a leading payment technology and services provider, offering an array of payment solutions to merchants ranging from small and middle market enterprises to multinational companies and organizations across the Americas and Europe. The acquisition is expected to close in the first quarter of 2023, subject to customary closing conditions.

◦On July 31, 2022, we entered into a definitive agreement to sell the consumer portion of our Netspend business for $1 billion, subject to certain closing adjustments. In connection with the sale, we will provide $675 million of seller financing and a first lien five-year $50 million secured revolving facility that will be available from the date of closing of the sale. The transaction is expected to close in the first quarter of 2023, subject to required regulatory approvals and other customary closing conditions.

◦On December 6, 2022, we entered into a definitive agreement to sell our gaming business for approximately $400 million, subject to certain closing adjustments. The transaction is expected to close in the first quarter of 2023 and is subject to customary terms and conditions, including any required regulatory approvals.

•Our capital allocation priorities were supported by the successful issuance of new senior notes, convertible notes and an increased credit facility during 2022.

◦On August 8, 2022, we issued $1.5 billion in aggregate principal amount of 1.000% convertible unsecured senior notes (the “Convertible Notes”) due 2029 in a private placement pursuant to an investment agreement with Silver Lake Partners. The Convertible Notes are convertible at the option of the holder at any time after 18 months into cash and shares of our common stock based on an initial conversion rate of 7.1089 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $140.67 per share).

◦In connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call transactions with certain financial institutions to hedge the potential dilutive effect upon conversion of the Convertible Notes or offset our cash obligation if the cash settlement option were to be elected.

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

Emerging Trends

The payments technology industry continues to grow worldwide and as a result, certain large payment technology companies, including us, have expanded operations globally by pursuing acquisitions and creating alliances and joint ventures. We expect to continue to expand into new markets and pursue additional acquisitions and joint ventures in existing markets to increase our scale and improve our competitiveness.

The industry continues to grow globally as a result of wider merchant acceptance and increased use of credit and debit cards, advances in payment processing technology and migration to ecommerce, omnichannel and contactless payment solutions. The proliferation of credit and debit cards, as well as other digital payment solutions, has made the acceptance of digital payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. Furthermore, the expanding digitization of the economy and availability and access to financial services increases the demand for cards and digital payment solutions, which in turn drives growth in acceptance and transaction volumes.

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

We also believe new markets will continue to develop and expand in areas that have been previously dominated by paper-based transactions. We expect industries such as education, government and healthcare, as well as recurring payments and B2B payments, to continue to see transactions migrate to digital-based solutions. We anticipate that the continued development of new services and technologies, the emergence of new vertical markets and continued expansion of technology-enabled ecommerce and omnichannel solutions, including expanded scale and market reach through new innovative cloud-based capabilities and strategic partnerships, will be a factor in the growth of our business and our revenues in the future.

For a further discussion of trends, uncertainties and other factors that could affect our continuing operating results, see the section entitled "Risk Factors" in Item 1A.

Macroeconomic Effects and Other Global Conditions

Risks Related to Macroeconomic Conditions

We are exposed to general economic conditions, including currency fluctuations, inflation, rising interest rates and health and social events or conditions that affect the overall level of consumer, business and government spending, which could negatively affect our financial performance.

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses has been and may continue to be affected by fluctuations in foreign currency exchange rates. During 2022, the U.S. dollar strengthened against most foreign currencies in the markets in which we operate. For the year ended December 31, 2022, currency exchange rate fluctuations decreased our consolidated revenues by approximately $164.4 million and decreased our operating income by approximately $60.4 million, calculated by converting revenues and operating income for the current year in local currencies using exchange rates for the prior year. A strengthening of the U.S. dollar or other significant fluctuations in foreign currency exchange rates could result in an adverse effect on our future financial results; however, we are unable to predict the extent of the potential effect on our financial results.

We also continue to closely monitor developments related to other macroeconomic conditions, including continued inflation and rising interest rates. We have reduced our interest rate risk through issuance of fixed rate debt in place of variable rate debt. However, inflationary pressure or interest rate fluctuations could adversely affect our business and financial performance as a result of higher costs and/or lower consumer spending. In addition, continued inflation or a rise in interest rates could result in an adverse effect on our future financial results and the recoverability of assets; however, as the future magnitude, duration and effects of these conditions are difficult to predict at this time, we are unable to predict the extent of the potential effect on our financial results.

The COVID-19 pandemic has caused and may continue to cause significant disruptions to businesses and markets worldwide through the continued spread of the virus, including through a resurgence of COVID-19 cases or emergence of new virus variants in certain jurisdictions. The pandemic and measures to prevent its spread have affected and may continue to affect our financial results in various geographic locations as a result of volatility in spending and transaction volumes as governments implement or ease restrictions in response to the virus. While we saw signs of economic recovery during 2022, which positively affected our financial results, some countries have faced more challenging circumstances in trying to contain a resurgence of infections. Although the immediate effects of the COVID-19 pandemic have been assessed, the long-term effects on future global economic conditions and related effects on our business and financial condition are difficult to predict.

Invasion of Ukraine by Russia

We continue to evaluate the potential effects on our business from other economic conditions and global events, including the ongoing invasion of Ukraine by Russia that began in February 2022. Prior to its sale, our business in Russia represented an immaterial portion of our operations and financial results. We have no team members or operations in Ukraine.

The invasion of Ukraine by Russia and the related sanctions and other measures imposed in response to this situation have increased the level of economic and political uncertainty in Russia and other areas of the world. The extent to which the effects of the invasion of Ukraine by Russia will affect the global economy and our operations outside of Russia is difficult to predict at this time. However, a significant escalation, expansion of the scope or continuation of the related economic disruption could have an adverse effect on our business and financial results.

For a further discussion of trends, uncertainties and other factors that could affect our continuing operating results, see the section entitled "Risk Factors" in Item 1A.

Results of Operations

Revenues

Merchant Solutions. The majority of our Merchant Solutions segment revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on card type or industry vertical. We also earn software subscription and licensing fees, as well as other fees for specific value-added services that may be unrelated to the number or value of transactions. These revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

We provide payment technology and software solutions to customers and fund settlement either directly, in markets where we have direct membership with the payment networks, or through our relationship with a member financial institution in markets where we are sponsored. Revenues are generally recognized as billed to the customer, net of interchange fees and payment network fees. We market our services through a variety of relationship-led and technology-enabled distribution channels, including a direct sales force, trade associations, agent and enterprise software providers and referral arrangements with value-added resellers ("VARs"). We also sell services to ISOs and financial institutions. In certain of these arrangements, the ISO, financial institution or other external partner receives a share of the customer profitability in the form of a monthly residual payment, which is reflected as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.

Issuer Solutions. Issuer Solutions segment revenues are primarily derived from long-term processing contracts with financial institutions and other financial services providers. Payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements generated and/or mailed, managed services, cards embossed and mailed, and other processing services for cardholder accounts on file. Most of these customer contracts have prescribed annual minimums, penalties for early termination, and service level agreements that may affect contractual fees if specific service levels are not achieved. Issuer Solutions revenues also include loyalty redemption services and professional services. Additionally, revenues include fees from B2B payments services and other financial service solutions marketed to corporations, including software-as-a-service (“SaaS”) offerings that enable accounts payables automation, integrated payments, employer disbursement solutions, and virtual card capabilities.

Consumer Solutions. Consumer Solutions segment revenues principally consist of fees collected from cardholders and fees generated by cardholder activity in connection with the programs that we manage. Customers are typically charged a fee for each purchase transaction made using their cards, unless the customer is on a monthly or annual service plan, in which case the customer is instead charged a monthly or annual subscription fee, as applicable. Customers are also charged a monthly maintenance fee after a specified period of inactivity. We also charge fees associated with additional services offered in connection with certain cards, including the use of overdraft features, a variety of bill payment options, card replacement, foreign exchange and card-to-card transfers of funds initiated through our call centers. Revenues are recognized net of fees charged by the payment networks for services they provide in processing transactions routed through them.

Operating Expenses

Cost of Service. Cost of service consists primarily of salaries, wages and related expenses paid to operations and technology-related personnel, including those who monitor our transaction processing systems and settlement functions; the cost of transaction processing systems, including third-party services; the cost of network telecommunications capability; depreciation and occupancy costs associated with the facilities supporting these functions; amortization of intangible assets; amortization of costs to fulfill customer contracts; provisions for operating losses; and, when applicable, integration expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, wages, commissions and related expenses paid to sales personnel, customer support functions other than those supporting revenues, administrative employees and management; share-based compensation expense; amortization of costs to obtain customer contracts; residuals paid to ISOs; fees paid to VARs, independent contractors and other third parties; other selling expenses; occupancy costs of leased space directly related to these functions; advertising costs; and, when applicable, acquisition and integration expenses.

Operating Income and Operating Margin

For the purpose of discussing segment operations, we refer to "operating income," which is calculated by subtracting segment direct expenses from segment revenues. Overhead and shared expenses, including share-based compensation, are not allocated to segment operations; they are reported in the caption "Corporate." Impairment of goodwill and gains or losses on business dispositions are also not included in determining segment operating income. In addition, in discussing segment operations we refer to "operating margin," which is calculated by dividing segment operating income by segment revenues.

Equity in Income of Equity Method Investments

We have equity method investments, including a 45% interest in China UnionPay Data Co., Ltd., which we account for using the equity method of accounting. Equity in income of equity method investments reflects our proportional share of earnings from these investments.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table sets forth key selected financial data for the years ended December 31, 2022 and 2021, this data as a percentage of total revenues, and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the years ended December 31, 2022 and 2021 are derived from the accompanying consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

	Year Ended December 31,		Year Ended December 31,
(dollar amounts in thousands)	2022	% of Revenue(1)	2021	% of Revenue(1)	Change	% Change
Revenues(2):
Merchant Solutions	$6,204,917	69.1%	$5,665,557	66.5%	$539,360	9.5%
Issuer Solutions	2,245,623	25.0%	2,165,747	25.4%	79,876	3.7%
Consumer Solutions	620,482	6.9%	783,625	9.2%	(163,143)	(20.8)%
Intersegment eliminations	(95,507)	(1.1)%	(91,167)	(1.1)%	(4,340)	4.8%
Consolidated revenues	$8,975,515	100.0%	$8,523,762	100.0%	$451,753	5.3%

Consolidated operating expenses(2):
Cost of service	$3,778,617	42.1%	$3,773,725	44.3%	$4,892	0.1%
Selling, general and administrative	3,524,578	39.3%	3,391,161	39.8%	133,417	3.9%
Impairment of goodwill(4)	833,075	9.3%	—	—%	833,075	NM
Loss on business dispositions(5)	199,094	2.2%	—	—%	199,094	NM
Operating expenses	$8,335,364	92.9%	$7,164,886	84.1%	$1,170,478	16.3%

Operating income (loss)(2):
Merchant Solutions	$2,040,255	22.7%	$1,725,990	20.2%	$314,265	18.2%
Issuer Solutions	356,215	4.0%	333,355	3.9%	22,860	6.9%
Consumer Solutions	53,594	0.6%	135,541	1.6%	(81,947)	(60.5)%
Corporate(3)	(777,744)	(8.7)%	(836,010)	(9.8)%	58,266	(7.0)%
Impairment of goodwill(4)	(833,075)	(9.3)%	—	—%	(833,075)	NM
Loss on business dispositions(5)	(199,094)	(2.2)%	—	—%	(199,094)	NM
Operating income	$640,151	7.1%	$1,358,876	15.9%	$(718,725)	(52.9)%

Operating margin(2):
Merchant Solutions	32.9%		30.5%		2.4%
Issuer Solutions	15.9%		15.4%		0.5%
Consumer Solutions	8.6%		17.3%		(8.7)%

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

(3) Operating loss for Corporate included acquisition and integration expenses of $254.2 million and $335.5 million for the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, operating loss for Corporate also included $47.1 million and $56.8 million, respectively, of other charges related to facilities exit activities.

(4) For the year ended December 31, 2022, consolidated operating income included an $833.1 million goodwill impairment charge related to our former Business and Consumer Solutions reporting unit. See “Note 6—Goodwill and Other Intangible Assets” for further discussion.

(5) For the year ended December 31, 2022, consolidated operating income included a $127.2 million loss on the sale of our Merchant Solutions business in Russia and a charge of $71.9 million to reduce the carrying amount of the consumer business disposal group to estimated fair value less costs to sell.

Revenues

Consolidated revenues for the year ended December 31, 2022 increased by 5.3% to $8,975.5 million, compared to $8,523.8 million for the prior year. The increase in revenues was primarily due to an increase in transaction volumes as a result of growth in customer base, acceleration in the use of digital payment solutions and continued economic recovery from the effects of the COVID-19 pandemic, partially offset by the effects of unfavorable foreign currency exchange rates as the U.S. dollar strengthened during 2022. While we saw signs of economic recovery during 2022, which positively affected our financial results compared to the prior year, the rate of recovery on a global basis has been and may continue to be affected by additional developments related to other global events and economic conditions.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the year ended December 31, 2022 increased by 9.5% to $6,204.9 million, compared to $5,665.6 million for the prior year. The increase in revenues was primarily due to an increase in transaction volumes as a result of growth in customer base and the acceleration in the use of digital payment solutions and continued economic recovery from the effects of the COVID-19 pandemic, partially offset by the effects of unfavorable foreign currency exchange rates of $110.4 million for the year ended December 31, 2022.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the year ended December 31, 2022 increased by 3.7% to $2,245.6 million, compared to $2,165.7 million for the prior year. The increase in revenues was primarily due to an increase in transaction volumes from continued economic recovery from the effects of the COVID-19 pandemic and revenue related to the MineralTree business, which was acquired in the fourth quarter of 2021, partially offset by the effects of unfavorable foreign currency exchange rates of $54.0 million for the year ended December 31, 2022.

Consumer Solutions Segment. Revenues from our Consumer Solutions segment for the year ended December 31, 2022 were $620.5 million, compared to $783.6 million for the prior year. Revenues for the year ended December 31, 2022 were affected by reduced consumer spending and lower spending volumes as a result of individual stimulus payments and supplementary unemployment amounts distributed to our customers by the U.S. government in the first half of 2021 that did not recur in 2022.

Operating Expenses

Cost of Service. Cost of service for the year ended December 31, 2022 was $3,778.6 million, compared to $3,773.7 million for the prior year. Cost of service as a percentage of revenues decreased to 42.1% for the year ended December 31, 2022, compared to 44.3% for the prior year. Compared to the prior year, cost of service for the year ended December 31, 2022 included higher variable costs associated with the increase in revenues, offset by the favorable effects of prudent expense management and lower amortization of acquired intangibles, as the consumer business assets classified as held for sale as of June 30, 2022 are not subject to amortization. The decrease in cost of service as a percentage of revenues also reflects the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues. Amortization of acquired intangibles were $1,263.0 million and $1,295.0 million for the years ended December 31, 2022 and 2021, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2022 increased by 3.9% to $3,524.6 million, compared to $3,391.2 million for the prior year. Selling, general and administrative expenses as a percentage of revenues was 39.3% for the year ended December 31, 2022, compared to 39.8% for the prior year. The increase in selling, general and administrative expenses was primarily due to an increase in variable selling and other costs related to the increase in revenues and higher compensation and benefits and other costs related to the pending sale of the consumer business, partially offset by lower acquisition and integration expenses, charges related to facilities exit activities and share-based compensation expenses compared to the prior year. The change in selling, general and administrative expenses as a percentage of revenues also reflects the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues.

Selling, general and administrative expenses included acquisition and integration expenses of $258.0 million and $340.2 million for the years ended December 31, 2022 and 2021, respectively. Actions taken to exit certain leased facilities resulted in charges of $47.1 million and $56.8 million during the years ended December 31, 2022 and 2021, respectively, primarily to reduce the carrying amount of the affected asset groups to estimated fair value. The decrease in share-based compensation expense, which was $163.3 million and $180.8 million for the years ended December 31, 2022 and 2021, respectively, was driven by the vesting of certain performance-based restricted stock units upon achievement of performance measures during the prior period that did not recur in 2022.

Corporate. Corporate expenses for the year ended December 31, 2022 were $777.7 million, compared to $836.0 million for the prior year. The decrease for the year ended December 31, 2022 was primarily due to the decreases in acquisition and integration expenses, charges related to facilities exit activities and share-based compensation expense as described above. Corporate expenses included acquisition and integration expenses of $254.2 million and $335.5 million for the years ended December 31, 2022 and 2021, respectively.

Operating Income and Operating Margin

Consolidated operating income for the year ended December 31, 2022 was $640.2 million, compared to $1,358.9 million for the prior year. Consolidated operating income and operating margin for the year ended December 31, 2022 included the unfavorable effects of an $833.1 million goodwill impairment charge related to our former Business and Consumer Solutions reporting unit and a $127.2 million loss related to the sale of our Merchant Solutions business in Russia. We also recognized charges within loss on business dispositions in our consolidated statement of income of $71.9 million during the year ended December 31, 2022 to reduce the carrying amount of the consumer business disposal group to estimated fair value less costs to sell. The charges relate primarily to estimated costs to sell and changes in the estimated fair value of the fixed rate seller financing through December 31, 2022. Consolidated operating income and operating margin for the year ended December 31, 2022 compared to the prior year also included the favorable effects of the increase in revenues, since certain fixed costs do not vary with revenues, and lower amortization of acquired intangibles, acquisition and integration expenses, charges related to facilities exit activities and share-based compensation expenses as described above.

Segment Operating Income and Operating Margin

In our Merchant Solutions segment, operating income and operating margin for the year ended December 31, 2022 increased compared to the prior year primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management, slightly offset by incremental expenses related to continued investment in new product, innovation and our technology environments and the effects of unfavorable foreign currency exchange rates. In our Issuer Solutions segment, operating income and operating margin for the year ended December 31, 2022 increased compared to the prior year primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management, partially offset by the effects of unfavorable foreign currency exchange rates. In our Consumer Solutions segment, operating income and operating margin for the year ended December 31, 2022 were unfavorably affected by the decline in revenues and higher costs during the second half of 2022 related to the pending sale of the consumer business.

Other Income/Expense, Net

Interest and other income for the year ended December 31, 2022 increased to $33.6 million, compared to $19.3 million for the prior year, primarily due to a gain of $13.2 million recognized in connection with the release and conversion of a portion of our Visa convertible preferred shares. See "Note 8—Other Assets" in the notes to the accompanying consolidated financial statements for further discussion of this transaction.

Interest and other expense for the year ended December 31, 2022 increased to $449.4 million, compared to $333.7 million for the prior year, as a result of the increase in our average outstanding borrowings and higher average interest rates on outstanding borrowings. In addition, interest expense for the year ended December 31, 2022 included fees and charges incurred in connection with financing activities that occurred during 2022, including $17.3 million related to commitment fees associated with bridge financing.

Income Tax Expense

Our effective income tax rates for the years ended December 31, 2022 and 2021 were 74.3% and 16.2%, respectively. The increase in our effective rate from the prior year was primarily due to the unfavorable effects of the goodwill impairment charge and the loss on the sale of our Merchant Solutions business in Russia, for which no tax benefit was recognized, partially offset by the remeasurement of state deferred taxes to reflect enacted tax law changes.

The effective tax rate for the year ended December 31, 2021 included the unfavorable effect of a change in the U.K. statutory income tax rate that was enacted during the year ended December 31, 2021, which required a remeasurement of deferred tax balances to increase the effective tax rate, which was partially offset by the favorable effect of a change in the assessment of the need for a valuation allowance related to foreign net operating losses and foreign tax credit carryforwards.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "IRA") into law. The IRA, among other things, implements a 15% corporate alternative minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases, which shall take effect in tax years beginning after December 31, 2022. We are continuing to evaluate the provisions of the IRA, but we do not currently believe the IRA will have a material effect on our reported results, cash flows or financial position when it becomes effective. We expect to reflect the excise tax within equity as part of the repurchase price of common stock.

Equity in Income of Equity Method Investments

Equity in income of equity method investments decreased to $85.7 million compared to $112.4 million for the prior year. Equity in income of equity method investments for the year ended December 31, 2022 included a decrease in fair value of investments held at certain investees, compared to appreciation in fair value of investments held at certain investees for the year ended December 31, 2021. In addition, equity in income of equity method investments for the year ended December 31, 2022 included $18.8 million in gains on the sale of certain equity method investments.

Net Income Attributable to Global Payments

Net income attributable to Global Payments was $111.5 million compared to $965.5 million for the prior year, reflecting the changes noted above.

Diluted Earnings per Share

Diluted earnings per share was $0.40 compared to $3.29 for the prior year. Diluted earnings per share for the year ended December 31, 2022 reflects the change in net income and the decrease in the weighted-average number of shares outstanding.

Liquidity and Capital Resources

We have numerous sources of capital, including cash on hand and cash flows generated from operations as well as various sources of financing. In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows and borrowings, including the capacity under our Revolving Credit Facility.

Our capital allocation priorities are to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, to pay principal and interest on our outstanding debt and to repurchase shares of our common stock. Our significant contractual cash requirements also include ongoing payments for lease liabilities and contractual obligations related to service arrangements with suppliers for fixed or minimum amounts, which primarily relate to software, technology infrastructure and related services. For additional information regarding our cash commitments and contractual obligations, see "Note 7—Leases," "Note 9—Long-Term Debt and Lines of Credit" and “Note 18—Commitments and Contingencies” in the notes to the accompanying consolidated financial statements.

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while optimizing our cost of capital and financial position. To supplement cash from operating activities, we use a combination of bank financing, such as borrowings under our credit facilities, and senior note issuances for general corporate purposes and to fund acquisitions. During 2022, we entered into an investment agreement with Silver Lake Partners in the form of privately placed Convertible Notes, which also served as a source of general funding together with our other borrowings. Finally, specialized lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card networks. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future through the issuance of debt or equity or by other means. Accumulated cash balances are invested in high-quality, marketable short-term instruments. We believe that our current and projected sources of liquidity will be sufficient to meet our projected liquidity requirements associated with our operations for the near and long term.

At December 31, 2022, we had cash and cash equivalents totaling $1,997.6 million. Of this amount, we considered $713.0 million to be available for general purposes, of which $30.5 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $713.0 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $147.4 million as of December 31, 2022, representing amounts deposited by customers for prepaid card transactions. These balances are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $2,244.0 million and $2,780.8 million for the years ended December 31, 2022 and 2021, respectively, which reflect net income adjusted for noncash items, including depreciation and amortization, charges associated with the impairment of goodwill and loss on business dispositions, facility exit charges and changes in operating assets and liabilities. The decrease in cash flows from operating activities from the prior year was due to fluctuations in operating assets and liabilities that are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations and accounts payable and other liabilities balances.

We used net cash in investing activities of $675.5 million and $2,293.8 million during the years ended December 31, 2022 and 2021, respectively, primarily to fund acquisitions and capital expenditures. During the years ended December 31, 2022 and 2021, we used cash of $68.8 million and $1,904.7 million, respectively, for acquisitions. We made capital expenditures of $615.7 million and $493.2 million during the years ended December 31, 2022 and 2021, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make significant capital investments in the business, and we anticipate capital expenditures to grow at a similar rate as our revenue growth for the year ending December 31, 2023. Additionally, investing cash flows for the year ended December 31, 2022 includes the net effect on cash from the sale of our Merchant Solutions business in Russia and cash received from the sale of investments in Visa common shares of $13.2 million and equity method investments of $19.9 million.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 9—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. We used net cash in financing activities of $1,376.7 million and $405.4 million during the years ended December 31, 2022 and 2021, respectively.

Proceeds from long-term debt were $9,812.3 million and $7,057.7 million for the years ended December 31, 2022 and 2021, respectively. Repayments of long-term debt were $7,895.1 million and $4,826.8 million for the years ended December 31, 2022 and 2021, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our revolving credit facility, as well as scheduled principal repayments we make on our term loans. See section "Long-Term Debt and Lines of Credit" below for further discussion of our recent debt transactions.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the years ended December 31, 2022 and 2021, we had net borrowings of settlement lines of credit of $285.6 million and $149.5 million, respectively.

We repurchase our common stock, mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the years ended December 31, 2022 and 2021, we used cash of $2,921.3 million and $2,533.6 million, respectively, to repurchase shares of our common stock. The share repurchase activity for the year ended December 31, 2021, included the repurchase of 2,491,161 shares at an average price of $200.71 per share under an ASR agreement we entered into on February 10, 2021 with a financial institution to repurchase an aggregate of $500.0 million of our common stock during the ASR program purchase period, which ended on March 31, 2021. As of December 31, 2022, the remaining amount available under our share repurchase program was $1,089.9 million.

We paid dividends to our common shareholders in the amounts of $274.0 million and $259.7 million during the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2021, Global Payments and noncontrolling shareholders made contributions of $209.6 million and $70.0 million, respectively, to certain of our majority-owned subsidiaries based on each shareholder's proportionate ownership, primarily to fund acquisitions that closed in the fourth quarter of 2021.

Long-Term Debt and Lines of Credit

Senior Notes

We have $11.9 billion in aggregate principal amount of senior unsecured notes outstanding, which mature at various dates ranging from June 2023 to August 2052. Interest on the senior notes is payable semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture.

On August 22, 2022, we issued $2.5 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 4.950% senior notes due August 2027; (ii) $500.0 million aggregate principal amount of 5.300% senior notes due August 2029; (iii) $750.0 million aggregate principal amount of 5.400% senior notes due August 2032; and (iv) $750.0 million aggregate principal amount of 5.950% senior notes due August 2052. We issued the senior notes at a total discount of $5.2 million, and we incurred debt issuance costs of $24.8 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at December 31, 2022. Interest on the senior unsecured notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2023. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. The net proceeds from the offering have been or will be used to refinance the outstanding indebtedness under our credit facility, to make cash payments and pay transaction fees and expenses in connection with the pending acquisition of EVO, to refinance certain outstanding indebtedness of EVO in connection with the acquisition and for general corporate purposes. In the event that the EVO acquisition is not consummated, we will be required to redeem the notes due 2027 and 2029 at a redemption price equal to 101% of the principal amount of the notes due 2027 and 2029 then outstanding plus accrued and unpaid interest, if any.

On November 22, 2021, we issued $2.0 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 1.500% senior notes due November 2024; (ii) $750.0 million aggregate principal amount of 2.150% senior notes due January 2027; and (iii) $750.0 million aggregate principal amount of 2.900% senior notes due November 2031. We incurred debt issuance costs of approximately $14.4 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at December 31, 2022. Interest on the senior unsecured notes is payable semi-annually in arrears on May 15 and November 15 for the 2024 and 2031 notes and January 15 and July 15 on the 2027 note, commencing May 15, 2022 for the 2024 note and the 2031 note and July 15, 2022 for the 2027 note. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay the outstanding indebtedness under our Prior Credit Facility and for general corporate purposes.

On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due March 2026. We incurred debt issuance costs of approximately $8.6 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at December 31, 2022. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2021. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our Prior Credit Facility and for general corporate purposes.

On May 15, 2020, we issued $1.0 billion aggregate principal amount of 2.900% senior unsecured notes due May 2030 and received proceeds of $996.7 million. We incurred debt issuance costs of approximately $8.4 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at December 31, 2022. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2020. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay a portion of the outstanding indebtedness on our Prior Credit Facility and for general corporate purposes.

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

In addition, in connection with our merger with Total System Services, Inc. ("TSYS") in September 2019 (the "TSYS Merger"), we assumed $3.0 billion aggregate principal amount of senior unsecured notes of TSYS, consisting of the following: (i) $750.0 million aggregate principal amount of 3.800% senior notes due 2021, which were redeemed in February 2021; (ii) $550.0 million aggregate principal amount of 3.750% senior notes due 2023; (iii) $550.0 million aggregate principal amount of 4.000% senior notes due 2023; (iv) $750 million aggregate principal amount of 4.800% senior notes due 2026; and (v) $450 million aggregate principal amount of 4.450% senior notes due 2028. For the 3.800% senior notes due 2021 and the 4.800% senior notes due 2026, interest is payable semi-annually each April 1 and October 1. For the 3.750% senior notes due 2023, the 4.000% senior notes due 2023 and the 4.450% senior notes due 2028, interest is payable semi-annually each June 1 and December 1. The difference between the acquisition-date fair value and face value of senior notes assumed in the TSYS Merger is recognized over the terms of the respective notes as a reduction of interest expense. The amortization of this fair value adjustment was $27.4 million and $29.6 million for the years ended December 31, 2022 and 2021, respectively.

Convertible Notes

On August 8, 2022, we issued $1.5 billion in aggregate principal amount of 1.000% Convertible Notes due August 2029 in a private placement pursuant to an investment agreement with Silver Lake Partners. The net proceeds from this offering were approximately $1.44 billion, reflecting an issuance discount of $37.5 million and $20.4 million of debt issuance costs, which were capitalized and reflected as a reduction of the related carrying amount of the Convertible Notes in our consolidated balance sheet at December 31, 2022. Interest on the Convertible Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023, to the holders of record on the preceding February 1 and August 1, respectively.

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

On August 8, 2022, in connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call transactions with certain financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the Convertible Notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon conversion of the Convertible Notes, or offset our cash obligation if the cash settlement option is elected, up to a cap price determined based on a hedging period that commenced on August 9, 2022 and concluded on August 25, 2022. The capped call has an initial strike price of $140.67 per share and a cap price of $229.26 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $302.4 million incurred in connection with the capped call transactions was recorded as a reduction to paid-in-capital in our consolidated balance sheet at December 31, 2022, net of applicable income taxes.

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

We may issue standby letters of credit of up to $250.0 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. The amounts available to borrow under the Revolving Credit Facility are also determined by a financial leverage covenant. As of December 31, 2022, there were no borrowing outstanding under the Revolving Credit Facility, and the total available commitments under the Revolving Credit Facility were $2.4 billion.

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

Bridge Facility

On August 1, 2022, in connection with our entry into the EVO merger agreement, we obtained commitments for a $4.3 billion, 364-day senior unsecured bridge facility (the "Bridge Facility"). Upon the execution of permanent financing, including the issuance of our senior unsecured notes and entry into the Revolving Credit Facility described above, the aggregate commitments under the Bridge Facility were reduced to zero and terminated. For the year ended December 31, 2022, we recognized expense of $17.3 million related to commitment fees associated with the Bridge Facility, which were presented within interest expense in our consolidated statement of income.

Compliance with Covenants

The Convertible Notes include customary covenants and events of default for convertible notes of this type. The Revolving Credit Agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of December 31, 2022, financial covenants under the Revolving Credit Agreement required a leverage ratio of 3.75 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of December 31, 2022.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of December 31, 2022 and 2021, a total of $81.9 million and $76.3 million, respectively, of cash on deposit was used to determine the available credit.

As of December 31, 2022, we had $747.1 million outstanding under these lines of credit with additional capacity to fund settlement of $1,654.5 million. During the year ended December 31, 2022, the maximum and average outstanding balances under these lines of credit were $1,084.6 million and $477.5 million, respectively. The weighted-average interest rate on these borrowings was 4.97% at December 31, 2022.

Commercial Paper

In January 2023, we established a $2.0 billion commercial paper program pursuant to which we may issue senior unsecured commercial paper ("Commercial Paper") with maturities of up to 397 days from the date of issue. The program is backstopped by our Revolving Credit Agreement, in that the amount of commercial paper outstanding cannot exceed the undrawn portion on the Revolving Credit Facility. Commercial Paper is expected to be issued at a discount from par, but may also bear interest, each at commercial paper market rates. The proceeds from issuances of Commercial Paper are expected to be used for general corporate purposes but may also be used for acquisitions, to pay dividends or for debt refinancing or other purposes.

See "Note 9—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements for further information about our borrowing agreements.

BIN/ICA Agreements

In certain markets, we enter into sponsorship or depository and processing agreements with banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for Mastercard transactions, to clear credit card transactions through Visa and Mastercard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2022.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which often require the judgment of management in the selection and application of certain accounting principles and methods. We consider the following accounting policies and estimates to be critical to understanding our consolidated financial statements because the application of these policies requires significant judgment on the part of management, and as a result, actual future developments may be different from those expected at the time that we make these important judgments. We have discussed these critical accounting policies and estimates with the audit committee of the board of directors.

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of our critical accounting policies and estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the accompanying consolidated financial statements and the risk factors contained in "Item 1A - Risk Factors."

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

The estimates we use to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations, and we engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. The estimated fair values of customer-related and contract-based intangible assets are generally determined using the income approach, which is based on projected cash flows discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. The discount rates used represented a risk adjusted market participant weighted-average cost of capital, derived using customary market metrics. These measures of fair value also require considerable judgments about future events, including forecasted revenue growth rates, forecasted customer attrition rates, contract renewal estimates and technology changes. Acquired technologies are generally valued using the replacement cost method, which requires us to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Trademarks and trade names are generally valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenues for the related brands, the appropriate royalty rate and the weighted-average cost of capital. This measure of fair value requires considerable judgment about the value a market participant would be willing to pay in order to achieve the benefits associated with the trademark or trade name.

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

Goodwill, intangibles and other long-lived assets are also regularly evaluated for impairment, which requires the use of significant estimates and assumptions as further described below. A change in estimated fair value could result in an impairment charge, which could be material to our consolidated financial statements.

Goodwill

We test goodwill for impairment at the reporting unit level annually (in the fourth quarter) and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative assessment for impairment is necessary. The election of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit. Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required.

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

A sustained decline in our share price and increases in discount rates, primarily resulting from increased economic uncertainty, indicated a potential decline in fair value and triggered a requirement to evaluate our Issuer Solutions and our former Business and Consumer Solutions reporting units for potential impairment as of June 30, 2022. Furthermore, the estimated sales price for the consumer business, which is held for sale, also indicated a potential decline in fair value of our former Business and Consumer Solutions reporting unit as of June 30, 2022. We determined on the basis of the quantitative assessment that the fair value of our Issuer Solutions reporting unit was still greater than its carrying amount by approximately 4% as of June 30, 2022, indicating no impairment. Based on the quantitative assessment of our former Business and Consumer Solutions reporting unit, including consideration of the consumer business disposal group and the remaining assets of the reporting unit, we recognized a goodwill impairment charge of $833.1 million in our consolidated statement of income during the three months ended June 30, 2022.

We regularly monitor any changes in the business and evaluate whether such changes affect the determination of our reporting units. During the third quarter of 2022, as a result of the pending divestiture of our consumer business and changes in how our business is managed, we realigned the businesses previously comprising our Business and Consumer Solutions segment to include the B2B portion within our Issuer Solutions segment and the consumer portion forming our new Consumer Solutions segment. In connection with the change in presentation of segment information, the B2B portion of our former Business and Consumer Solutions reporting unit was realigned into the Issuer Solutions reporting unit, including a reallocation of goodwill. There were no other changes in reporting units or significant changes in the methodology used to assess goodwill impairment during the year ended December 31, 2022.

As of October 1, 2022, our reporting units consisted of the following: North America Payment Solutions, Integrated Solutions, Vertical Market Software Solutions, Europe Merchant Solutions, Spain Merchant Solutions, Asia-Pacific Merchant Solutions and Issuer Solutions. As of October 1, 2022, we performed a quantitative assessment of impairment for our North America Payments Solutions, Integrated Solutions and Issuer Solutions reporting units and a qualitative assessment for all other reporting units. We determined on the basis of the quantitative assessment of our North America Payments Solutions, Integrated Solutions and Issuer Solutions reporting units that the fair value of each reporting unit was greater than its respective carrying amount, indicating no impairment. Additionally, we determined on the basis of the qualitative factors that the fair value of other reporting units was not more likely than not less than the respective carrying amounts. We believe that the fair value of each of our reporting units is substantially in excess of its carrying amount, except for our Issuer Solutions reporting unit, which exceeded its carrying amount by approximately 4% as of October 1, 2022.

We continue to closely monitor developments related to global events and macroeconomic conditions. The future magnitude, duration and effects of these events and conditions are difficult to predict at this time, and it is reasonably possible that future developments could have a negative effect on the estimates and assumptions utilized in our goodwill impairment assessments and could result in material impairment charges in future periods.

Intangible and Long-lived Assets

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment, lease right-of-use assets and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. The evaluation is performed at the asset group level, which is the lowest level of identifiable cash flows. If the carrying amount of the asset group is determined to be not recoverable and exceeds its fair value, an impairment loss is recorded, measured as the difference between the fair value and the carrying amount. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable.

As a result of actions taken during the years ended December 31, 2022 and 2021 to reduce our facility footprint in certain markets around the world, we recognized charges of $30.4 million and $51.3 million, respectively, primarily related to certain lease right-of-use assets, leasehold improvements, furniture and fixtures and equipment to reduce the carrying amount of each asset group to estimated fair value.

We classify an asset or business as a held for sale disposal group if we have committed to a plan to sell the asset or business within one year and are actively marketing the asset or business in its current condition for a price that is reasonable in comparison to its estimated fair value. Disposal groups held for sale are reported at the lower of carrying amount or fair value less costs to sell. Subsequent changes to the estimated selling price of an asset or disposal group held for sale are recorded as gains or losses in our consolidated statement of income and any subsequent gains are limited to the cumulative losses previously recognized. We recognized charges within loss on business dispositions in our consolidated statement of income of $71.9 million during the year ended December 31, 2022 to reduce the carrying amount of the consumer business disposal group to estimated fair value less costs to sell. The charges relate primarily to estimated costs to sell and a decline in the estimated fair value of the fixed rate seller financing commitment, primarily as a result of the increase in market interest rates through December 31, 2022.

Capitalization of Internal-Use Software Costs

We develop software that is used in providing services to customers. Capitalization of internal-use software costs, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred during the preliminary project stage are recognized as expense as incurred. Currently unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to merchant attrition, could require us to implement alternative plans with respect to a particular effort, which could result in an impairment charge related to previously capitalized software development costs. The carrying amount of internal-use software, including work-in-progress, at December 31, 2022 was $919.4 million. Costs capitalized during the year ended December 31, 2022 totaled $321.6 million.

In addition, we capitalize implementation costs associated with cloud computing arrangements that are service contracts following the same internal-use software capitalization criteria. Our cloud computing arrangements involve services we use to support certain internal corporate functions as well as technology associated with revenue-generating activities. We regularly evaluate whether events or circumstances have occurred that indicate the carrying amount of the capitalized implementation costs may not be recoverable. As of December 31, 2022, capitalized implementation costs, net of accumulated amortization, were $142.9 million and are presented within other noncurrent assets in the consolidated balance sheets. Costs capitalized during the year ended December 31, 2022 totaled $74.7 million.

There were no significant changes in the accounting methodology used for capitalization of internal-use software during the year ended December 31, 2022.

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

Income Taxes

We determine our provision for income taxes using management's judgments, estimates and interpretation and application of complex tax laws in each of the jurisdictions in which we operate. Judgment is also required in assessing the timing and amounts of deductible and taxable items. Such differences in timing result in deferred tax assets and liabilities in our consolidated balance sheet.

We believe our tax return positions are fully supportable; however, we recognize the benefit for tax positions only when it is more likely than not that the position will be sustained based on its technical merits. Issues raised by a tax authority may be resolved at an amount different than the related benefit recognized. When facts and circumstances change (including an effective settlement of an issue or statute of limitations expiration), the effect is recognized in the period of change. The unrecognized tax benefits that exist at December 31, 2022 would affect our provision for income taxes in the future, if recognized.

Judgment is required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent that we determine that we will not realize the benefit of some or all of our deferred tax assets, these deferred tax assets are adjusted via a valuation allowance through our provision for income taxes in the period in which this determination is made.

See "Note 11—Income Tax" in the notes to the accompanying consolidated financial statements for further information regarding the changes in the amount of unrecognized tax benefits and deferred tax valuation allowances during the year ended December 31, 2022.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We have not historically hedged our translation risk on foreign currency exposure, but we may do so in the future. For the year ended December 31, 2022, currency exchange rate fluctuations decreased our consolidated revenues by approximately $164.4 million and decreased our operating income by approximately $60.4 million compared to the prior year, calculated by converting revenues and operating income, respectively, for the current year, excluding revenues and operating income from current year acquisitions, in local currencies using exchange rates for the prior year.

Generally, the functional currency of our various subsidiaries is their local currency. We are exposed to currency fluctuations on transactions that are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the year ended December 31, 2022, our transaction gains and losses were insignificant.

Additionally, we are affected by currency fluctuations in our funds settlement process on merchant payment, chargeback and card network settlement transactions that are not denominated in the currency of the underlying credit or debit card transaction. Gains and losses on these transactions are included in revenues for the period.

We are also affected by fluctuations in exchange rates on our investments in foreign operations. Relative to our net investment in foreign operations, the assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in shareholders' equity. Transaction gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of other comprehensive income. When a foreign subsidiary is divested in its entirety, the associated accumulated foreign currency translation gains or losses are reclassified from the separate component of equity into our consolidated statement of income.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on certain of our long-term borrowings and cash investments. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes.

We have an unsubordinated unsecured $5.75 billion revolving credit facility, as well as various lines of credit that we use to fund settlement in certain of our markets, each of which bears interest at rates that are based on market rates and fluctuate accordingly. As of December 31, 2022, the amount outstanding under these variable-rate debt arrangements and settlement lines of credit was $747.1 million.

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

Based on balances outstanding under variable-rate debt agreements and invested cash balances at December 31, 2022, a hypothetical increase of 50 basis points in applicable interest rates as of December 31, 2022 would increase our annual interest expense by approximately $3.1 million and increase our annual interest income by approximately $3.0 million.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Global Payments Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition - Issuer Solutions - Refer to Notes 1 and 4 to the financial statements.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's Issuer Solutions revenue transactions, specifically its identification of the performance obligations in contracts with its customers, included the following, among others:

•We evaluated the effectiveness of controls over Issuer Solutions contract revenues, including controls over the identification of performance obligations.
•We selected a sample of Issuer Solutions contracts and evaluated whether the performance obligations were appropriately identified in each of the selected contracts including whether the promised services are capable of being distinct and are distinct in the context of the contract.

Revenues - Payment processing solutions and services - Refer to Note 1 to the financial statements.

Critical Audit Matter Description

The Company's revenues from its payment processing solutions and services consist of activity-based fees made up of a significant volume of low-dollar transactions, sourced from multiple systems and applications. The processing of transactions and recording of revenues is highly automated and is based on contractual terms with merchants, financial institutions, financial service providers, payment networks, and other parties.

We identified payment processing solutions and services revenues as a critical audit matter given the increased extent of effort, including the need for us to involve professionals with expertise in information technology (IT), to identify, test, and evaluate the Company's systems, software applications, and automated controls.

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
◦Tested system interface controls and automated controls within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenues.
•We tested controls within the relevant revenue business processes, including those in place to reconcile the various reports extracted from the IT systems to the Company’s general ledger.
•We evaluated trends in recorded revenues, including interchange fees and payment network fees.
•For a sample of revenue transactions, we tested selected transactions by agreeing the amounts of revenue recognized to source documents and tested the mathematical accuracy of the recorded revenues.

Issuer Solutions Goodwill and Business and Consumer Solutions Goodwill - Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair values of its reporting units, including the Issuer Solutions reporting unit (as of June 30, 2022 and October 1, 2022) and the former Business and Consumer reporting unit (as of June 30, 2022), to their respective carrying values. The Company determined the fair values of these reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach. The Company utilizes discounted cash flow models to perform its income approach which requires management to make significant assumptions related to discount rates and forecasts of future revenues and cash flows, among others. Changes in these assumptions could have a significant impact on either the fair values of the reporting units, the amount of any goodwill impairment charge, or both. The Company recorded a goodwill impairment charge during 2022 of $833.1 million related to its former Business and Consumer reporting unit. The goodwill balance was $23.3 billion as of December 31, 2022, of which $9.5 billion was allocated to the Issuer Solutions reporting unit.

We identified valuation of goodwill for the Issuer Solutions and the former Business and Consumer Solutions reporting units as a critical audit matter because of the significant judgments made by management to estimate the fair values of these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to discount rates and forecasts of future revenues and cash flows.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates and assumptions used in its discounted cash flow models included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those controls related to management’s selection of the discount rates and forecasts of future revenues and cash flows.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the key assumptions used, including discount rates for which we tested the mathematical accuracy of the calculation, and developed a range of independent estimates and compared those to the discount rate selected by management.
•We evaluated management’s ability to accurately forecast future revenues and cash flows by comparing the forecasts to (1) historical results, (2) projections utilized in the prior year goodwill impairment analysis, and (3) forecasted information included in analyst and industry reports of the Company and companies in its peer group.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 17, 2023

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Global Payments Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 17, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 17, 2023

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020

Revenues	$8,975,515	$8,523,762	$7,423,558
Operating expenses:
Cost of service	3,778,617	3,773,725	3,650,727
Selling, general and administrative	3,524,578	3,391,161	2,878,878
Impairment of goodwill	833,075	—	—
Loss on business dispositions	199,094	—	—
	8,335,364	7,164,886	6,529,605

Operating income	640,151	1,358,876	893,953

Interest and other income	33,604	19,320	43,551
Interest and other expense	(449,433)	(333,651)	(343,548)
	(415,829)	(314,331)	(299,997)

Income before income taxes and equity in income of equity method investments	224,322	1,044,545	593,956
Income tax expense	166,694	169,034	77,153
Income before equity in income of equity method investments	57,628	875,511	516,803
Equity in income of equity method investments, net of tax	85,685	112,353	88,297
Net income	143,313	987,864	605,100
Net income attributable to noncontrolling interests	(31,820)	(22,404)	(20,580)
Net income attributable to Global Payments	$111,493	$965,460	$584,520

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.41	$3.30	$1.95
Diluted earnings per share	$0.40	$3.29	$1.95
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2022	2021	2020

Net income	$143,313	$987,864	$605,100
Other comprehensive income (loss):
Foreign currency translation adjustments	(276,559)	(79,550)	153,210
Reclassification of accumulated foreign currency translation losses to net loss as a result of the sale of a foreign entity	62,925	—	—
Income tax benefit related to foreign currency translation adjustments	2,698	455	1,160
Net unrealized gains (losses) on hedging activities	12,915	3,425	(52,742)
Reclassification of net unrealized losses on hedging activities to interest expense	21,327	40,094	36,510
Income tax (expense) benefit related to hedging activities	(8,172)	(10,466)	4,008
Other, net of tax	(222)	3,760	(7,150)
Other comprehensive (loss) income	(185,088)	(42,282)	134,996
Comprehensive (loss) income	(41,775)	945,582	740,096
Comprehensive income attributable to noncontrolling interests	(18,519)	(12,123)	(35,223)
Comprehensive (loss) income attributable to Global Payments	$(60,294)	$933,459	$704,873
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$1,997,566	$1,979,308
Accounts receivable, net	998,332	946,247
Settlement processing assets	2,519,114	1,143,539
Current assets held for sale	138,815	4,779
Prepaid expenses and other current assets	660,321	637,112
Total current assets	6,314,148	4,710,985
Goodwill	23,320,736	24,813,274
Other intangible assets, net	9,658,374	11,633,709
Property and equipment, net	1,838,809	1,687,586
Deferred income taxes	37,907	12,117
Noncurrent assets held for sale	1,295,799	—
Other noncurrent assets	2,343,241	2,422,042
Total assets	$44,809,014	$45,279,713
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$747,111	$484,202
Current portion of long-term debt	1,169,330	78,505
Accounts payable and accrued liabilities	2,442,560	2,542,256
Settlement processing obligations	2,413,799	1,358,051
Current liabilities held for sale	125,891	—
Total current liabilities	6,898,691	4,463,014
Long-term debt	12,289,248	11,414,809
Deferred income taxes	2,428,412	2,793,427
Noncurrent liabilities held for sale	4,478	—
Other noncurrent liabilities	647,975	739,046
Total liabilities	22,268,804	19,410,296
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at December 31, 2022 and 2021; 263,081,872 shares issued and outstanding at December 31, 2022 and 284,750,452 shares issued and outstanding at December 31, 2021	—	—
Paid-in capital	19,978,095	22,880,261
Retained earnings	2,731,380	2,982,122
Accumulated other comprehensive loss	(405,969)	(234,182)
Total Global Payments shareholders’ equity	22,303,506	25,628,201
Noncontrolling interests	236,704	241,216
Total equity	22,540,210	25,869,417
Total liabilities and equity	$44,809,014	$45,279,713
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020

Cash flows from operating activities:
Net income	$143,313	$987,864	$605,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	399,486	396,342	357,529
Amortization of acquired intangibles	1,262,969	1,295,042	1,256,911
Amortization of capitalized contract costs	109,701	93,328	78,147
Share-based compensation expense	163,261	180,779	148,792
Provision for operating losses and bad debts	116,879	90,208	126,712
Noncash lease expense	78,935	107,775	98,592
Deferred income taxes	(315,495)	(189,050)	(166,224)
Equity in income of equity method investments, net of tax	(85,685)	(112,353)	(88,297)
Facilities exit charges	30,437	51,349	—
Distributions received on investments	45,521	36,914	7,738
Impairment of goodwill	833,075	—	—
Loss on business dispositions	199,094	—	—
Other, net	993	10,810	(21,403)
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(111,974)	(165,543)	55,986
Settlement processing assets and obligations, net	(313,333)	128,584	125,852
Prepaid expenses and other assets	(295,980)	(264,009)	(270,965)
Accounts payable and other liabilities	(17,157)	132,785	(320)
Net cash provided by operating activities	2,244,040	2,780,825	2,314,150
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash acquired	(65,672)	(1,811,432)	(160,801)
Restricted cash from business combinations	—	—	119,372
Capital expenditures	(615,652)	(493,216)	(436,236)
Effect on cash from sale of business	(29,755)	—	—
Proceeds from sale of investments	33,046	—	—
Other, net	2,496	10,822	39,323
Net cash used in investing activities	(675,537)	(2,293,826)	(438,342)
Cash flows from financing activities:
Net borrowings from (repayments of) settlement lines of credit	285,644	149,528	(133,282)
Proceeds from long-term debt	9,812,289	7,057,668	2,401,147
Repayments of long-term debt	(7,895,131)	(4,826,769)	(2,342,072)
Payments of debt issuance costs	(48,635)	(21,320)	(8,075)
Repurchases of common stock	(2,921,307)	(2,533,629)	(631,148)
Proceeds from stock issued under share-based compensation plans	44,127	49,545	66,142
Common stock repurchased - share-based compensation plans	(38,601)	(90,649)	(61,243)
Distributions to noncontrolling interests	(23,031)	—	(26,199)
Contributions from noncontrolling interests	—	69,987	—
Payment of contingent consideration in business combination	(15,726)	—	—
Purchase of capped calls related to issuance of convertible notes	(302,375)	—	—
Dividends paid	(273,955)	(259,726)	(233,216)
Purchase of subsidiary shares from noncontrolling interest	—	—	(578,196)
Net cash used in financing activities	(1,376,701)	(405,365)	(1,546,142)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(99,219)	(48,382)	81,832
Increase in cash, cash equivalents and restricted cash	92,583	33,252	411,498
Cash, cash equivalents and restricted cash, beginning of the period	2,123,023	2,089,771	1,678,273
Cash, cash equivalents and restricted cash, end of the period	$2,215,606	$2,123,023	$2,089,771
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2021	284,750	$22,880,261	$2,982,122	$(234,182)	$25,628,201	$241,216	$25,869,417
Net income			111,493		111,493	31,820	143,313
Other comprehensive loss				(171,787)	(171,787)	(13,301)	(185,088)
Stock issued under share-based compensation plans	1,883	44,127			44,127		44,127
Common stock repurchased - share-based compensation plans	(285)	(38,423)			(38,423)		(38,423)
Share-based compensation expense		163,261			163,261		163,261
Repurchases of common stock	(23,266)	(2,841,534)	(88,280)		(2,929,814)		(2,929,814)
Distributions to noncontrolling interests					—	(23,031)	(23,031)
Purchase of capped calls related to issuance of convertible notes, net of taxes of $72,778		(229,597)			(229,597)		(229,597)
Cash dividends declared ($1.00 per common share)			(273,955)		(273,955)		(273,955)
Balance at December 31, 2022	263,082	$19,978,095	$2,731,380	$(405,969)	$22,303,506	$236,704	$22,540,210

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2020	298,332	$24,963,769	$2,570,874	$(202,273)	$27,332,370	$154,674	$27,487,044
Net income			965,460		965,460	22,404	987,864
Other comprehensive loss				(32,001)	(32,001)	(10,281)	(42,282)
Stock issued under share-based compensation plans	2,085	49,545			49,545		49,545
Common stock repurchased - share-based compensation plans	(498)	(90,165)			(90,165)		(90,165)
Share-based compensation expense		180,779			180,779		180,779
Contributions from noncontrolling interests					—	69,987	69,987
Change in ownership attributable to a noncontrolling interest		(4,524)		92	(4,432)	4,432	—
Repurchases of common stock	(15,169)	(2,219,143)	(294,486)		(2,513,629)		(2,513,629)
Cash dividends declared ($0.89 per common share)			(259,726)		(259,726)		(259,726)
Balance at December 31, 2021	284,750	$22,880,261	$2,982,122	$(234,182)	$25,628,201	$241,216	$25,869,417
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	300,226	$25,833,307	$2,333,011	$(310,571)	$27,855,747	$199,242	$28,054,989
Cumulative effect of adoption of new accounting standards			(5,379)		(5,379)		(5,379)
Net income			584,520		584,520	20,580	605,100
Other comprehensive income				120,353	120,353	14,643	134,996
Stock issued under share-based compensation plans	1,726	66,142			66,142		66,142
Common stock repurchased - share-based compensation plans	(316)	(60,849)			(60,849)		(60,849)
Share-based compensation expense		148,792			148,792		148,792
Noncontrolling interest of acquired business					—	14,812	14,812
Purchase of subsidiary shares from noncontrolling interest		(497,737)		(12,055)	(509,792)	(68,404)	(578,196)
Distributions to noncontrolling interests					—	(26,199)	(26,199)
Repurchases of common stock	(3,304)	(525,886)	(108,062)		(633,948)		(633,948)
Cash dividends declared ($0.78 per common share)			(233,216)		(233,216)		(233,216)
Balance at December 31, 2020	298,332	$24,963,769	$2,570,874	$(202,273)	$27,332,370	$154,674	$27,487,044
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

During 2022, as a result of the pending divestiture of our consumer business and changes in how our business is managed, we realigned the businesses previously comprising our Business and Consumer Solutions segment to include the business-to-business ("B2B") portion within our Issuer Solutions segment and the consumer portion forming our new Consumer Solutions segment. Our three reportable segments now are: Merchant Solutions, Issuer Solutions and Consumer Solutions. See "Note 17—Segment Information" in the notes to the accompanying consolidated financial statements for additional information about our segments.

These consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. Investments in entities that we do not control are accounted for using the equity or cost method, based on whether or not we have the ability to exercise significant influence over operating and financial policies. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

Use of estimates— The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. In particular, uncertainty resulting from the COVID-19 pandemic, global events and other macroeconomic conditions are difficult to predict at this time, and the ultimate effect could result in additional charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses. These consolidated financial statements reflect the financial statement effects based upon management’s estimates and assumptions utilizing the most currently available information.

Recently adopted accounting pronouncements

Accounting Standards Update ("ASU") 2021-08— In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." We elected to early adopt ASU 2021-08 during the year ended December 31, 2022, with application to any business combinations for which the acquisition date occurred after January 1, 2022. Prior to the adoption of this update, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606" or "ASC 606"), at fair value on the acquisition date. ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts, which should generally result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination.

ASU 2020-04— In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant ASC Topic or Industry Subtopic that contains the guidance that otherwise would be required to be applied. The amendments in this update were effective upon issuance and, as further updated by ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. We elected to apply the expedients under ASU 2020-04 to a debt facility amendment completed in December 2021, the application of which did not result in any effect on our consolidated financial statements. As a result of changes in our debt structure during 2022, which did not qualify for the optional expedients under ASU 2020-04, we no longer have any significant indebtedness or borrowings that bear interest at a variable rate based on LIBOR. Therefore, we do not expect the discontinuance of LIBOR or the related effects of ASU 2020-04 will have a material effect on our consolidated financial statements. See "Note 9—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements for further information about our borrowing agreements.

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
Our cloud computing arrangements involve services we use to support certain internal corporate functions as well as technology associated with revenue-generating activities. As of December 31, 2022 and 2021, capitalized implementation costs, net of accumulated amortization, were $142.9 million and $72.4 million, respectively, and are presented within other noncurrent assets in the consolidated balance sheets. Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $3.1 million, $3.0 million and $3.1 million, respectively, and is presented in the same line item in the consolidated statements of income as the expense for the associated cloud services arrangement.
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

The majority of our payment services are priced as a percentage of transaction value or a specified fee per transaction, depending on the card type. We also charge other per occurrence fees for specific services that may be unrelated to the number of transactions or transaction value.

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

Issuer Solutions. Issuer Solutions segment revenues are primarily derived from long-term contracts with financial institutions and other financial service providers. Issuer Solutions customer contracts typically include an obligation to provide processing services to financial institutions and other financial services providers. Payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements generated and/or mailed, managed services, cards embossed and mailed, and other processing services for cardholder accounts on file. Most of the customer contracts have prescribed annual minimums, penalties for early termination, and service level agreements that may affect contractual fees if specific service levels are not achieved. We have determined that these processing services represent a stand-ready obligation comprising a series of distinct days of services that are substantially the same and have the same pattern of transfer to the customer.

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

Other Issuer Solutions customer arrangements provide B2B payment services, consisting of a stand-ready obligation to process financial transactions for which revenue is recognized on a daily basis based on the services that are performed on that day. Customer contracts may also include subscription based SaaS arrangements that automate key procurement processes and enable virtual cards and integrated payments options, for which revenue is recognized over time on a ratable basis over the contract term beginning on the date that the services are first made available to the customer.

Consumer Solutions. Consumer Solutions arrangements include a stand-ready performance obligation to provide account access and facilitate purchase transactions. Revenues principally consist of fees collected from cardholders and fees generated by cardholder activity in connection with the programs that we manage. Customers are typically charged a fee for each purchase transaction made using their cards, unless the customer is on a monthly or annual service plan, in which case the customer is instead charged a monthly or annual subscription fee, as applicable. Customers are also charged a monthly maintenance fee after a specified period of inactivity. We also charge fees associated with additional services offered in connection with our accounts, including the use of overdraft features, a variety of bill payment options, card replacement, foreign exchange and card-to-card transfers of funds initiated through our call centers.

We have determined that we have a right to consideration from a customer in an amount that corresponds directly with our performance completed to date. As a result, we recognize revenue in the amount to which we have a right to invoice. Revenues are recognized net of fees charged by the payment networks for services they provide in processing transactions routed through them.

Cash, cash equivalents and restricted cash— Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We consider certain portions of our cash and cash equivalents to be unrestricted but not available for general purposes. The amount of cash that we consider to be available for general purposes, $713.0 million and $894.6 million as of December 31, 2022 and 2021, respectively, does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of a processing obligation the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash as Merchant Reserves strengthens our fiduciary standing with financial institutions that sponsor us. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

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

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

	December 31,
	2022	2021

	(in thousands)

Cash and cash equivalents	$1,997,566	$1,979,308
Restricted cash	147,422	143,715
Cash included in assets held for sale	70,618	—
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,215,606	$2,123,023

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

Allowance for credit losses— We are exposed to credit losses on accounts receivable balances. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool. A broad range of information is considered in the estimation process, including historical loss information adjusted for current conditions and expectations of future trends. The estimation process also includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, industry or economic trends and relevant environmental factors. Accounts receivable is presented net of an allowance for credit losses of $21.0 million and $17.4 million as of December 31, 2022 and 2021, respectively, including $3.3 million presented within assets held for sale in the consolidated balance sheet as of December 31, 2022 as further discussed in "Note 3—Business Dispositions."

The measurement of the allowance for credit losses is recognized through credit loss expense and is included as a component of selling, general and administrative expense in our consolidated statements of income. We recognized credit loss expense of $15.0 million, $12.8 million and $23.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Write-offs are recorded in the period in which the asset is deemed to be uncollectible. Recoveries are recognized when received as a direct credit to the credit loss expense.

Revenues are recognized net of estimated billing adjustments. Adjustments to customer invoices are charged against the allowance for billing adjustments.

Contract costs— We capitalize certain costs to obtain contracts with customers, including employee sales commissions and fees to business partners. At contract inception, we capitalize costs incurred that we expect to recover and that would not have been incurred if the contract had not been obtained. In certain instances in which costs related to obtaining customers are incurred after the inception of the customer contract, such costs are capitalized as the corresponding liability is recognized. We also capitalize certain costs incurred to fulfill our contracts with customers that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract and (iii) are expected to be recovered through revenues generated under the contract. Capitalized costs to obtain and to fulfill contracts are included in other noncurrent assets.

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

Allowance for credit and other merchant losses on settlement assets— Our merchant customers are liable for any charges or losses that occur under the merchant agreement. We have a risk of loss in our card processing services associated with the liability to collect amounts from merchant customers for any charges properly reversed by the card issuing financial institutions. We are therefore exposed to credit losses on these settlement processing assets. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool. A broad range of information is considered in the estimation process, including historical loss information adjusted for current conditions and expectations of future trends. The estimation process also includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, industry or economic trends and relevant environmental factors. We require cash deposits, guarantees, letters of credit and other types of collateral from certain merchants to minimize the risk of loss, and we also utilize a number of systems and procedures to manage merchant risk. The allowance for credit losses on settlement processing assets was $2.3 million and $3.0 million as of December 31, 2022 and 2021, respectively.

The measurement of the allowance for credit losses is recognized through credit loss expense and is included as a component of cost of service in our consolidated statements of income. We recognized credit loss expense of $13.0 million, $3.6 million and $16.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Write-offs are recognized in the period in which the asset is deemed to be uncollectible. Recoveries are recognized when received as a direct credit to the credit loss expense.

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

Allowance for credit and operating losses on check guarantee claims receivable assets— The check guarantee portion of our gaming business is exposed to credit losses when we are unable to collect the full amount of a guaranteed check from the checkwriter. In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. We have the right to collect the full amount of the check from the checkwriter, but we have not always recovered 100% of the guaranteed checks. We recognize an allowance for estimated losses on returned checks to reduce the claims receivable balance to the amount expected to be recovered, which is determined based on recent loss history and expected future collection trends. As of December 31, 2022, check guarantee claims receivable, net of an allowance of $3.4 million, are included within the gaming business disposal group presented as held for sale in the consolidated balance sheet, as further discussed in "Note 3—Business Dispositions." As of December 31, 2021, check guarantee claims receivable, net of an allowance of $2.5 million, are included in prepaid expenses and other current assets in the consolidated balance sheet. The provision for check guarantee losses, which was approximately $12.3 million, $10.2 million and $10.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, is included as a component of cost of service in the consolidated statements of income.

Reserve for contract contingencies and processing errors— A significant number of our customer contracts in our Issuer Solutions segment contain service level agreements that can result in performance penalties payable by us if we do not meet contractually required service levels. We record an accrual for estimated performance penalties and processing errors. When providing for these accruals, we consider such factors as our history of incurring performance penalties and processing errors, actual contractual penalty charge rates in our contracts, progress towards milestones and known processing errors. These accruals are included in accrued liabilities in our consolidated balance sheets. Depending on the nature of item, transaction processing provisions are either included as a reduction of the transaction price and recognized as a reduction in revenues as the related services are provided to the customer, or recognized as a component of cost of service, in our consolidated statements of income.

Reserve for cardholder losses— Through services offered in our Consumer Solutions segment, we are exposed to losses due to cardholder fraud, payment defaults and other forms of cardholder activity as well as losses due to nonperformance of third parties who receive cardholder funds for transmittal to the issuing financial institutions. We establish a reserve for losses we estimate will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to nondelivery of goods and services. These reserves are established based upon historical loss and recovery rates and cardholder activity for which specific losses can be identified. Prior to presentation of the consumer business as held for sale as of December 31, 2022, as further discussed in "Note 3—Business Dispositions," these reserves were included in accrued liabilities in our consolidated balance sheet. The provision for cardholder losses is included as a component of cost of service in our consolidated statements of income.

Property and equipment— Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are generally calculated using the straight-line method. Leasehold improvements are amortized over the lesser of the remaining term of the lease and the useful life of the asset.

We develop software that is used to provide services to customers. Capitalization of internal-use software costs, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. Costs incurred during the preliminary project stage are recognized as expense as incurred. Capitalized internal-use software is amortized over its estimated useful life, which is typically five to ten years, in a manner that best reflects the pattern of economic use of the assets.

Goodwill— We test goodwill for impairment at the reporting unit level annually (in the fourth quarter) and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative assessment for impairment is necessary. The election of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit.

Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. The quantitative assessment compares the estimated fair value of the reporting unit to its carrying amount, and recognizes an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its estimated fair value, without exceeding the total amount of goodwill allocated to that reporting unit.

A sustained decline in our share price and increases in discount rates, primarily resulting from increased economic uncertainty, indicated a potential decline in fair value and triggered a requirement to evaluate our Issuer Solutions and our former Business and Consumer Solutions reporting units for potential impairment as of June 30, 2022. Furthermore, the estimated sales price for the consumer business, which is held for sale, also indicated a potential decline in fair value of our former Business and Consumer Solutions reporting unit as of June 30, 2022. We determined on the basis of the quantitative assessment that the fair value of our Issuer Solutions reporting unit was still greater than its carrying amount as of June 30, 2022, indicating no impairment. Based on the quantitative assessment of our former Business and Consumer Solutions reporting unit, including consideration of the consumer business disposal group and the remaining assets of the reporting unit, we recognized a goodwill impairment charge of $833.1 million in our consolidated statement of income during the three months ended June 30, 2022.

During 2022, as a result of the pending divestiture of our consumer business and changes in how our business is managed, we realigned the businesses previously comprising our Business and Consumer Solutions segment to include the B2B portion within our Issuer Solutions segment and the consumer portion forming our new Consumer Solutions segment. In connection with the change in presentation of segment information, the B2B portion of our former Business and Consumer Solutions reporting unit was realigned into the Issuer Solutions reporting unit, including a reallocation of goodwill and accumulated impairment losses based on relative fair value.

As of October 1, 2022, our reporting units consisted of the following: North America Payment Solutions, Integrated Solutions, Vertical Market Software Solutions, Europe Merchant Solutions, Spain Merchant Solutions, Asia-Pacific Merchant Solutions and Issuer Solutions. As of October 1, 2022, we performed a quantitative assessment of impairment for our North

America Payments Solutions, Integrated Solutions and Issuer Solutions reporting units and a qualitative assessment for all other reporting units. We determined on the basis of the quantitative assessments of our North America Payments Solutions, Integrated Solutions and Issuer Solutions reporting units that the fair value of each reporting unit was greater than its respective carrying amount, indicating no impairment. Additionally, we determined on the basis of the qualitative factors that the fair value of other reporting units was not more likely than not less than the respective carrying amounts.

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

We use the straight-line method of amortization for our amortizable acquired technologies, trademarks and trade names and certain contract-based intangible assets. Amortization for most of our customer-related intangible assets and certain contract-based intangible assets is determined using an accelerated method. Under this accelerated method, the first step in determining the amortization expense for any period is that we divide the expected cash flows for that period that were used in determining the acquisition-date fair value of the asset by the expected total cash flows over the estimated life of the asset. We then multiply that ratio by the initial carrying amount of the asset to arrive at the amortization expense for that period. If the cash flow patterns that we experience differ significantly from our initial estimates, we adjust the amortization schedule prospectively. We believe that our accelerated method reflects the expected pattern of the benefit to be derived.

Leases— We evaluate each of our lease and service arrangements at inception to determine if the arrangement is, or contains, a lease and the appropriate classification of each identified lease. A lease exists if we obtain substantially all of the economic benefits of, and have the right to control the use of, an asset for a period of time. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease agreement. We recognize right-of-use assets and lease liabilities at the lease commencement date based on the present values of fixed lease payments over the term of the lease. Right-of-use assets may also be adjusted to reflect any prepayments made or any incentive payments received. Operating lease costs and depreciation expense for finance leases are recognized as expense on a straight-line basis over the lease term. We consider a termination or renewal option in the determination of the lease term when it is reasonably certain that we will exercise that option. Because our leases generally do not provide a readily determinable implicit interest rate, we use an incremental borrowing rate to measure the lease liability and associated right-of-use asset at the lease commencement date. The incremental borrowing rate used is a fully collateralized rate that considers our credit rating, market conditions and the term of the lease at the lease commencement date. We have made an accounting policy election to not recognize assets or liabilities for leases with a term of less than 12 months and to account for all components in a lease arrangement as a single combined lease component for all asset classes with the exception of computer equipment, for which we account for lease and nonlease components separately.

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment, lease right-of-use assets and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. The evaluation is performed at the asset group level, which is the lowest level of identifiable cash flows. If the carrying amount of the asset group is determined to be not recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision.

Assets held for sale— We classify an asset or business as a held for sale disposal group if we have committed to a plan to sell the asset or business within one year and are actively marketing the asset or business in its current condition for a price that is reasonable in comparison to its estimated fair value. Disposal groups held for sale are reported at the lower of carrying amount or fair value less costs to sell. Long-lived assets classified as held for sale are not subject to depreciation or amortization, and both the assets and any liabilities directly associated with the disposal group are presented net within separate current and noncurrent held for sale line items in our consolidated balance sheet. Subsequent changes to the estimated selling price of an asset or disposal group held for sale are recorded as gains or losses in our consolidated statement of income and any subsequent gains are limited to the cumulative losses previously recognized.

Equity method investments— We have certain investments, including a 45% interest in China UnionPay Data Co., Ltd. that we account for using the equity method of accounting. Equity method investments are recorded initially at cost and subsequently adjusted for equity in earnings, cash contributions and distributions, and foreign currency translation adjustments. As of December 31, 2022 and 2021, we had total equity method investments of $957.2 million and $976.4 million, respectively, presented within other noncurrent assets in the consolidated balance sheets.

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

We formally assess, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the forecasted cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. Prior to their settlement in 2022, we designated each of our active interest rate swap agreements as a cash flow hedge of interest payments on variable rate borrowings. See "Note 9—Long-Term Debt and Lines of Credit" for more information about our interest rate swaps.

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

Fair value of financial instruments— The carrying amounts of cash and cash equivalents, restricted cash, receivables, settlement lines of credit, accounts payable and accrued liabilities approximate their fair value given the short-term nature of these items. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy. The estimated fair value of our convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the valuation hierarchy. Certain of our long-term debt arrangements include variable interest rates. The carrying amount of long-term debt with variable interest rates, exclusive of debt issuance costs, approximated fair value, which is calculated using Level 2 inputs. Prior to their settlement, the fair values of our swap agreements were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date, and classified within Level 2 of the valuation hierarchy. See "Note 9—Long-Term Debt and Lines of Credit" for further information.

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

Gains and losses on transactions denominated in currencies other than the functional currency are generally included in determining net income for the period. For the years ended December 31, 2022, 2021 and 2020, our transaction gains and losses were insignificant. Transaction gains and losses on intercompany balances of a long-term investment nature are presented as a component of other comprehensive income (loss) and included in accumulated comprehensive income (loss) within equity in our consolidated balance sheets. When a foreign subsidiary is divested in its entirety, the associated accumulated foreign currency translation gains or losses are reclassified from the separate component of equity into our consolidated statement of income.

Earnings per share— Basic earnings per share ("EPS") is computed by dividing reported net income attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as reported net income attributable to Global Payments for all periods presented.

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the years ended December 31, 2022, 2021 and 2020 excluded approximately 700,119, 234,813 and 124,888, respectively, shares related to stock options that would have an antidilutive effect on the computation of diluted EPS.

The effect of the potential shares needed to settle the conversion spread on our convertible notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the year ended December 31, 2022, the convertible notes were not included in the computation of diluted EPS as the effect would have been anti-dilutive. Furthermore, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computation of the diluted weighted-average number of shares outstanding for all periods presented:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)

Basic weighted-average number of shares outstanding	275,191	292,655	299,222
Plus: Dilutive effect of stock options and other share-based awards	385	1,014	1,294
Diluted weighted-average number of shares outstanding	275,576	293,669	300,516

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

NOTE 2— ACQUISITIONS

Pending Acquisition of EVO Payments, Inc.

On August 1, 2022, we entered into a merger agreement to acquire all outstanding equity of EVO Payments, Inc. (“EVO”) for $34 per share, or approximately $3.4 billion in preliminary estimated cash consideration to be paid to EVO shareholders, which equates to an enterprise value of approximately $4 billion. EVO is a leading payment technology and services provider, offering an array of payment solutions to merchants ranging from small and middle market enterprises to multinational companies and organizations across the Americas and Europe. The acquisition aligns with our technology-enabled payments strategy, expands our geographic presence and augments our business-to-business software and payment solutions business. The acquisition is expected to close in the first quarter of 2023, subject to customary closing conditions.

Zego

On June 10, 2021, we acquired Zego, a real estate technology company that provides comprehensive resident experience management software and digital commerce solutions to property managers, primarily in the United States, for cash consideration of approximately $933 million, which we funded with cash on hand and by drawing on our revolving credit facility. We accounted for this transaction as a business combination, which generally requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. The final estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, were as follows:

Final Amounts
(in thousands)
Cash and cash equivalents	$67,374
Accounts receivable	1,017
Identifiable intangible assets	473,000
Property and equipment	575
Other assets	9,051
Accounts payable and accrued liabilities	(71,006)
Deferred income tax liabilities	(10,749)
Other liabilities	(8,010)
Total identifiable net assets	461,252
Goodwill	471,994
Total purchase consideration	$933,246

During the year ended December 31, 2022, we made measurement-period adjustments that decreased the amount of deferred income tax liabilities and provisional goodwill by $3.2 million. The decrease in deferred income tax liabilities for the year ended December 31, 2022 primarily related to finalizing the evaluation of the differences in the bases of assets and liabilities for financial reporting and tax purposes. The effects of the measurement-period adjustments on our consolidated statements of income for the year ended December 31, 2022 were not material.

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

Other Business Acquisitions

During the year ended December 31, 2021, we completed other business acquisitions that were insignificant, individually and in the aggregate, to the consolidated financial statements for an aggregate purchase price of $963 million. The assets acquired and liabilities assumed were recorded based on the provisional estimated fair values, including intangible assets of $438 million and goodwill of $514 million. See "Note 6—Goodwill and Other Intangible Assets" for the aggregate allocation of goodwill to the respective segments. The operating results of each acquisition have been included in the consolidated financial statements since the respective acquisition dates.

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

NOTE 3—BUSINESS DISPOSITIONS

Sale of Merchant Solutions Business in Russia

We sold our Merchant Solutions business in Russia effective April 29, 2022 for cash proceeds of $9 million. During the year ended December 31, 2022, we recognized a loss of $127.2 million associated with the sale, comprised of the difference between the consideration received and the net carrying amount of the business and the reclassification of $62.9 million of associated accumulated foreign currency translation losses from the separate component of equity. The loss was presented within loss on business dispositions in our consolidated statement of income.

Businesses Held for Sale

Consumer Business. On July 31, 2022, we entered into a definitive agreement to sell the consumer portion of our Netspend business, which comprises the Consumer Solutions segment, for $1 billion, subject to certain closing adjustments. In connection with the sale, we will provide seller financing, consisting of a first lien seven-year secured term loan facility in an aggregate principal amount of $350 million bearing interest at a fixed annual rate of 9% and a second lien twenty-five year secured term loan facility in an aggregate principal amount of $325 million bearing interest at a fixed annual rate of 13%. In addition, we will provide the purchasers a first lien five-year $50 million secured revolving facility that will be available from the date of closing of the sale. The transaction is expected to close in the first quarter of 2023 subject to required regulatory approvals and other customary closing conditions.

The assets and liabilities of our consumer business are classified as held for sale and the disposal group is reported at fair value less costs to sell in our consolidated balance sheet as of December 31, 2022. As further discussed in "Note 1— Summary of Significant Accounting Policies," we recognized a goodwill impairment charge of $833.1 million during the year ended December 31, 2022 related to our former Business and Consumer Solutions reporting unit, which included the consumer business. We also recognized charges within loss on business dispositions in our consolidated statement of income of $71.9 million during the year ended December 31, 2022, respectively, to reduce the carrying amount of the disposal group to estimated fair value less costs to sell. The charges relate primarily to estimated costs to sell and changes in the estimated fair value of the fixed rate seller financing commitment through December 31, 2022.

Gaming Business. On December 6, 2022, we entered into a definitive agreement to sell our gaming business for approximately $400 million, which includes $32 million of seller financing and is subject to certain closing adjustments. The transaction is expected to close in the first quarter of 2023 and is subject to customary terms and conditions, including any required regulatory approvals. The assets and liabilities of our gaming business met the criteria for classification as held for sale in our consolidated balance sheet as of December 31, 2022, and we performed an impairment assessment of the respective assets and determined that no impairment was indicated.

Assets and Liabilities Held for Sale. The major classes of assets presented as held for sale in the consolidated balance sheet as of December 31, 2022, include cash of $70.6 million, accounts receivable of $18.4 million, other current assets of $42.3 million, goodwill of $529.5 million, other intangible assets of $717.9 million, property and equipment of $82.9 million, other noncurrent assets of $44.9 million and an asset group valuation allowance of $71.9 million. The major classes of liabilities presented as held for sale in the consolidated balance sheet as of December 31, 2022 include accounts payable and accrued liabilities of $125.9 million and other noncurrent liabilities of $4.5 million.

NOTE 4—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the years ended December 31, 2022, 2021 and 2020 and has been recast to align with the change in the presentation of segment information as further described in “Note 17—Segment Information:”

	Year Ended December 31, 2022
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$5,236,728	$1,739,620	$620,482	$(58,916)	$7,537,914
Europe	720,660	469,412	—	—	1,190,072
Asia Pacific	247,529	36,591	—	(36,591)	247,529
	$6,204,917	$2,245,623	$620,482	$(95,507)	$8,975,515

	Year Ended December 31, 2021
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$4,735,505	$1,644,765	$783,625	$(65,781)	$7,098,114
Europe	684,760	495,597	—	—	1,180,357
Asia Pacific	245,292	25,385	—	(25,386)	245,291
	$5,665,557	$2,165,747	$783,625	$(91,167)	$8,523,762

	Year Ended December 31, 2020
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$3,948,643	$1,601,118	$747,886	$(64,308)	$6,233,339
Europe	539,838	450,529	—	—	990,367
Asia Pacific	199,854	9,725	—	(9,727)	199,852
	$4,688,335	$2,061,372	$747,886	$(74,035)	$7,423,558

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020

	(in thousands)

Relationship-led	$3,189,046	$3,031,873	$2,600,440
Technology-enabled	3,015,871	2,633,684	2,087,895
	$6,204,917	$5,665,557	$4,688,335

ASC 606 requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the years ended December 31, 2022, 2021, and 2020, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of December 31, 2022 and 2021 was as follows:

	Balance Sheet Location	December 31, 2022	December 31, 2021

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$329,785	$291,914
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	152,520	113,366

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	226,254	227,783
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	45,613	44,502

Net contract assets were not material at December 31, 2022 or December 31, 2021. Revenue recognized for the years ended December 31, 2022 and 2021 from contract liability balances at the beginning of each period was $209.4 million and $207.1 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at December 31, 2022. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year ending December 31,
2023	$1,052,178
2024	791,163
2025	564,134
2026	443,049
2027	295,266
2028 and thereafter	454,383
Total	$3,600,173

NOTE 5—PROPERTY AND EQUIPMENT

As of December 31, 2022 and 2021, property and equipment consisted of the following:

	Range of Depreciable Lives	2022	2021

	(Years)	(in thousands)

Software	5-10	$1,523,220	$1,309,160
Equipment	3-20	776,203	778,533
Buildings	40	189,586	195,088
Leasehold improvements	5-15	117,275	132,529
Furniture and fixtures	5-10	88,548	78,364
Land		9,834	12,126
		2,704,666	2,505,800
Less accumulated depreciation and amortization		(1,367,860)	(1,196,623)
Work-in-progress		502,003	378,409
		$1,838,809	$1,687,586

As of December 31, 2022, approximately $75.4 million of property and equipment assets have been classified as assets held for sale in connection with the presentation of the consumer and gaming businesses as held for sale. See “Note 3—Business Dispositions” for further discussion.

As a result of actions taken during the years ended December 31, 2022 and 2021 to reduce our facility footprint in certain markets around the world, we recognized charges of $7.5 million and $9.2 million in selling, general and administrative expenses in our consolidated statement of income, primarily related to certain leasehold improvements, furniture and fixtures and equipment to reduce the carrying amount of each asset group to the estimated fair value.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2022 and 2021, goodwill and other intangible assets consisted of the following:

	2022	2021

	(in thousands)

Goodwill	$23,320,736	$24,813,274
Other intangible assets:
Customer-related intangible assets	$9,524,922	$9,694,083
Acquired technologies	2,863,731	2,962,154
Contract-based intangible assets	1,741,321	2,258,676
Trademarks and trade names	1,067,745	1,271,302
	15,197,719	16,186,215
Less accumulated amortization:
Customer-related intangible assets	3,155,838	2,587,586
Acquired technologies	1,692,762	1,367,513
Contract-based intangible assets	197,478	180,975
Trademarks and trade names	493,267	416,432
	5,539,345	4,552,506
	$9,658,374	$11,633,709

As of December 31, 2022, approximately $717.9 million of intangible assets have been classified as assets held for sale in connection with the presentation of the consumer and gaming businesses as held for sale. See “Note 3—Business Dispositions” for further discussion.

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the years ended December 31, 2022, 2021 and 2020 and has been recast to align with the change in the presentation of segment information as further described in “Note 17—Segment Information:”

	Merchant Solutions	Issuer Solutions	Consumer Solutions	Total

	(in thousands)

Balance at December 31, 2019	$13,415,352	$9,506,319	$838,069	$23,759,740
Goodwill acquired	80,152	—	—	80,152
Effect of foreign currency translation	54,548	14,182	—	68,730
Measurement-period adjustments	(1,362)	(39,318)	3,509	(37,171)
Balance at December 31, 2020	13,548,690	9,481,183	841,578	23,871,451
Goodwill acquired	557,044	431,797	—	988,841
Effect of foreign currency translation	(36,192)	(4,826)	—	(41,018)
Measurement-period adjustments	(5,860)	(140)	—	(6,000)
Balance at December 31, 2021	14,063,682	9,908,014	841,578	24,813,274
Goodwill acquired	3,296	—	—	3,296
Effect of foreign currency translation	(66,251)	(29,009)	—	(95,260)
Goodwill derecognized in connection with the sale of a business (1)	(17,719)	—	—	(17,719)
Impairment of goodwill (2)	—	—	(833,075)	(833,075)
Reallocation of accumulated impairment losses due to change in reporting units (2)	—	(357,933)	357,933	—
Reclassification of goodwill to assets held for sale (3)	(163,105)	—	(366,436)	(529,541)
Measurement-period adjustments	(2,958)	(17,281)	—	(20,239)
Balance at December 31, 2022	$13,816,945	$9,503,791	$—	$23,320,736

(1) Reflects goodwill derecognized in connection with the sale of our Merchant Solutions business in Russia. See “Note 3—Business Dispositions” for further discussion.

(2) Reflects a goodwill impairment charge related to our former Business and Consumer Solutions reporting unit. In connection with the change in presentation of segment information, accumulated impairment losses associated with our former Business and Consumer Solutions reporting unit were reallocated to our new reporting units based on relative fair value. See "Note 1— Summary of Significant Accounting Policies" for further discussion.

(3) Reflects the reclassification of goodwill in connection with the presentation of the consumer and gaming businesses as held for sale. See “Note 3—Business Dispositions” for further discussion.

Accumulated impairment losses for goodwill as of December 31, 2022 were $833.1 million. There were no accumulated impairment losses for goodwill as of December 31, 2021.

Customer-related intangible assets, acquired technologies, contract-based intangible assets, and trademarks and trade names acquired during the year ended December 31, 2021 had weighted-average amortization periods of 11.9 years, 6.0 years, 18.5 years, and 15.0 years, respectively. Customer-related intangible assets, acquired technologies and contract-based intangible assets acquired during the year ended December 31, 2020 had weighted-average amortization periods of 8.9 years, 5.0 years, and 9.8 years, respectively. Amortization expense of acquired intangibles was $1,263.0 million for the year ended

December 31, 2022, $1,295.0 million for the year ended December 31, 2021 and $1,256.9 million for the year ended December 31, 2020.

The estimated amortization expense of acquired intangibles as of December 31, 2022 for the next five years, calculated using the currency exchange rate at the date of acquisition, if applicable, is as follows (in thousands):

2023	$1,210,371
2024	1,157,755
2025	1,092,260
2026	960,261
2027	744,011

NOTE 7—LEASES

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

As of December 31, 2022 and 2021, right-of-use assets and lease liabilities consisted of the following:

	Balance Sheet Location(2)	December 31, 2022	December 31, 2021

		(in thousands)

Assets:
Operating lease right-of-use assets:
Real estate	Other noncurrent assets	$336,993	$404,453
Computer equipment	Other noncurrent assets	22,763	88,431
Other	Other noncurrent assets	727	1,198
Total operating lease right-of-use-assets		$360,483	$494,082

Finance lease right-of-use assets:
Computer equipment	Property and equipment, net	$7,280	$24,720
Other equipment	Property and equipment, net	53,410	55,953
Other	Property and equipment, net	6,090	4,608
		66,780	85,281
Less accumulated depreciation:
Computer equipment	Property and equipment, net	(3,331)	(11,107)
Other equipment	Property and equipment, net	(29,052)	(19,914)
Other	Property and equipment, net	(2,884)	(344)
Total accumulated depreciation		(35,267)	(31,365)
Total finance lease right-of-use assets		31,513	53,916
Total right-of-use assets(1)		$391,996	$547,998

Liabilities:
Operating lease liabilities (current)	Accounts payable and accrued liabilities	$80,208	$103,554
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	439,580	550,726
Finance lease liabilities (current)	Current portion of long-term debt	12,883	19,905
Finance lease liabilities (noncurrent)	Long-term debt	19,552	44,516
Total lease liabilities		$552,223	$718,701

(1) As of December 31, 2022 and 2021, approximately 73% and 75% of our right-of-use assets were located in the United States.

(2) As of December 31, 2022, operating lease assets and liabilities of approximately $4.9 million and $5.0 million have been classified as assets held for sale in connection with the presentation of the consumer and gaming businesses as held for sale. See “Note 3—Business Dispositions” for further discussion.

The weighted-average remaining lease term for operating and finance leases at December 31, 2022 was 8.8 years and 2.7 years, respectively. The weighted-average remaining lease term for operating and finance leases at December 31, 2021 was 8.4 years and 3.2 years, respectively. As of December 31, 2022, the weighted-average discount rate used in the measurement of operating and finance lease liabilities was 3.3% and 3.4%, respectively. As of December 31, 2021, the weighted-average discount rate used in the measurement of operating and finance lease liabilities was 3.2% and 3.2%, respectively.

As of December 31, 2022, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in thousands)

Year ending December 31,
2023	$95,127	$13,729
2024	88,931	11,522
2025	73,424	6,269
2026	63,463	1,820
2027	47,605	473
2028 and thereafter	243,059	—
Total lease payments(1)	611,609	33,813
Imputed interest	(91,821)	(1,378)
Total lease liabilities	$519,788	$32,435

(1) Total operating lease payments do not include approximately $4.3 million for operating leases that had not yet commenced at December 31, 2022.

Operating lease costs in our consolidated statement of income for the year ended December 31, 2022 were $137.8 million, including $105.7 million in selling, general and administrative expenses and $32.1 million in cost of services. Total lease costs for the year ended December 31, 2022 include variable lease costs of $21.0 million, which are primarily comprised of the cost of property taxes, insurance and maintenance. Finance lease costs for the year ended December 31, 2022 were $18.1 million, including $16.7 million of amortization on right-of use assets and $1.4 million of interest on lease liabilities. Lease costs for leases with a term of less than 12 months were not material for the year ended December 31, 2022.

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

Opportunities were identified during the years ended December 31, 2022 and 2021 to reduce our facility footprint in certain markets around the world. In conjunction with the actions taken to exit certain leased facilities, we assessed the respective asset groups for impairment by comparing the carrying amount of the assets associated with the leased facilities to the discounted cash flows from estimated sublease payments. As a result, we recognized charges of $22.9 million and $42.1 million in selling, general and administrative expenses in our consolidated statement of income for the years ended December 31, 2022 and 2021, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2022, 2021 and 2020 was $120.7 million, $123.6 million and $117.7 million, respectively, which are included as a component of cash provided by operating activities in the consolidated statement of cash flows. Operating lease liabilities arising from obtaining new or modified right-of-use assets, net of reductions resulting from certain lease modifications, were $25.8 million, $200.1 million and $158.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of finance lease liabilities that is included as a component of cash used in financing activities in the consolidated statement of cash flows was $21.2 million, $22.6 million and $11.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Finance lease liabilities arising from obtaining new or modified right-of-use assets, net of reductions resulting from certain lease modifications, were $8.2 million, $7.9 million and $51.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. In connection with acquisitions completed during the year ended December 31, 2021, we acquired right-of-use assets and assumed lease liabilities for operating and finance leases of $8.8 million and $5.8 million, respectively.

During the year ended December 31, 2022, we entered into a new agreement to acquire hardware, software and related services, including the purchase of certain assets previously leased. The reduction in operating and finance lease liabilities arising from the termination of the related right-of-use assets was $44.2 million and $9.7 million, respectively.

NOTE 8 - OTHER ASSETS

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

The Series B and C convertible preferred shares become convertible in stages based on developments in the litigation and become fully convertible no later than 2028 (subject to a holdback to cover any then pending claims). In connection with the first and second mandatory release assessment, a portion of the Series B and C convertible preferred shares was converted by Visa in September 2020 and July 2022 representing approximately one half and one quarter, respectively, of the original potential conversion rate. We recognized gains of $27.7 million and $13.2 million during the years ended December 31, 2020 and 2022, respectively, reported in interest and other income in our consolidated statement of income based on the fair value of the shares received. The shares received were subsequently sold, and the remaining Series B and C convertible preferred shares continue to be carried at an assigned value of zero based on the aforementioned factors.

NOTE 9—LONG-TERM DEBT AND LINES OF CREDIT

As of December 31, 2022 and 2021, long-term debt consisted of the following:

	December 31, 2022	December 31, 2021

	(in thousands)

Long-term Debt
3.750% senior notes due June 1, 2023	$552,113	$557,186
4.000% senior notes due June 1, 2023	552,747	559,338
1.500% senior notes due November 15, 2024	498,164	497,185
2.650% senior notes due February 15, 2025	996,485	994,797
1.200% senior notes due March 1, 2026	1,093,932	1,092,016
4.800% senior notes due April 1, 2026	786,724	798,024
2.150% senior notes due January 15, 2027	744,945	743,695
4.950% senior notes due August 15, 2027	495,463	—
4.450% senior notes due June 1, 2028	473,800	478,194
3.200% senior notes due August 15, 2029	1,239,588	1,238,006
5.300% senior notes due August 15, 2029	495,362	—
2.900% senior notes due May 15, 2030	991,367	990,196
2.900% senior notes due November 15, 2031	742,555	741,716
5.400% senior notes due August 15, 2032	742,085	—
4.150% senior notes due August 15, 2049	740,503	740,146
5.950% senior notes due August 15, 2052	738,177	—
1.000% convertible notes due August 15, 2029	1,445,225	—
Unsecured term loan facility (outstanding under our Prior Credit Facility)	—	1,989,793
Unsecured revolving credit facility	—	—
Finance lease liabilities	32,435	64,421
Other borrowings	96,908	8,601
Total long-term debt	13,458,578	11,493,314
Less current portion	1,169,330	78,505
Long-term debt, excluding current portion	$12,289,248	$11,414,809

The carrying amounts of our senior notes, convertible notes and unsecured term loan facility in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At December 31, 2022, the unamortized discount on senior notes and convertible notes was $50.8 million, and unamortized debt issuance costs on senior notes and convertible notes was $85.4 million. At December 31, 2021, the unamortized discount on senior notes was $11.7 million, and unamortized debt issuance costs on our senior notes and the unsecured term loan facility were $60.7 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At December 31, 2022, unamortized debt issuance costs on the unsecured revolving credit facility were $23.5 million, and, at December 31, 2021, unamortized debt issuance costs on the unsecured revolving credit facility were $9.9 million. The amortization of debt discounts and debt issuance costs is recognized as an increase to interest expense over the terms of the respective debt instruments. Amortization of discounts and debt issuance costs was $20.5 million, $14.4 million and $12.0 million, respectively, for years ended December 31, 2022, 2021 and 2020.

At December 31, 2022, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year ending December 31,
2023	$1,151,564
2024	545,321
2025	1,000,000
2026	1,850,000
2027	1,250,000
2028 and thereafter	7,700,000
Total	$13,496,885

See "Note 7—Leases" for more information about our finance lease liabilities, including maturities.

Senior Notes

We have $11.9 billion in aggregate principal amount of senior unsecured notes outstanding, as presented in the table above, which are comprised of senior notes issued in 2022, 2021, 2020 and 2019, and senior notes assumed in our merger with Total System Services, Inc. ("TSYS") in September 2019 (the "TSYS Merger"). Interest on the senior notes is payable semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture

On August 22, 2022, we issued $2.5 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 4.950% senior notes due August 2027; (ii) $500.0 million aggregate principal amount of 5.300% senior notes due August 2029; (iii) $750.0 million aggregate principal amount of 5.400% senior notes due August 2032; and (iv) $750.0 million aggregate principal amount of 5.950% senior notes due August 2052. We issued the senior notes at a total discount of $5.2 million, and we incurred debt issuance costs of $24.8 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at December 31, 2022. Interest on the senior unsecured notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2023. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. The net proceeds from the offering have been or will used to refinance the outstanding indebtedness under our credit facility, to make cash payments and pay transaction fees and expenses in connection with the pending acquisition of EVO, to refinance certain outstanding indebtedness of EVO in connection with the acquisition and for general corporate purposes. In the event that the EVO acquisition is not consummated, we will be required to redeem the notes due 2027 and 2029 at a redemption price equal to 101% of the principal amount of the notes due 2027 and 2029 then outstanding plus accrued and unpaid interest, if any.

On November 22, 2021, we issued $2.0 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 1.500% senior notes due November 2024; (ii) $750.0 million aggregate principal amount of 2.150% senior notes due January 2027; and (iii) $750.0 million aggregate principal amount of 2.900% senior notes due November 2031. We incurred debt issuance costs of approximately $14.4 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at December 31, 2022. Interest on the senior unsecured notes is payable semi-annually in arrears on May 15 and November 15 for the 2024 and 2031 notes and January 15 and July 15 on the 2027 note, commencing May 15, 2022 for the 2024 note and the 2031 note and July 15, 2022 for the 2027 note. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay the outstanding indebtedness under our prior credit facility and for general corporate purposes.

On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due March 2026. We incurred debt issuance costs of approximately $8.6 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at December 31, 2022. Interest on the notes is payable semi-annually in arrears on March 1 and

September 1 of each year, commencing September 1, 2021. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our prior credit facility and for general corporate purposes.

On May 15, 2020, we issued $1.0 billion aggregate principal amount of 2.900% senior unsecured notes due May 2030 and received proceeds of $996.7 million. We incurred debt issuance costs of approximately $8.4 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at December 31, 2022. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2020. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay a portion of the outstanding indebtedness on our prior credit facility and for general corporate purposes.

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

In addition, in connection with the TSYS Merger, we assumed $3.0 billion aggregate principal amount of senior unsecured notes of TSYS, consisting of the following: (i) $750.0 million aggregate principal amount of 3.800% senior notes due 2021, which were redeemed in February 2021; (ii) $550.0 million aggregate principal amount of 3.750% senior notes due 2023; (iii) $550.0 million aggregate principal amount of 4.000% senior notes due 2023; (iv) $750 million aggregate principal amount of 4.800% senior notes due 2026; and (v) $450 million aggregate principal amount of 4.450% senior notes due 2028. For the 3.800% senior notes due 2021 and the 4.800% senior notes due 2026, interest is payable semi-annually each April 1 and October 1. For the 3.750% senior notes due 2023, the 4.000% senior notes due 2023 and the 4.450% senior notes due 2028, interest is payable semi-annually each June 1 and December 1. The difference between the acquisition-date fair value and face value of senior notes assumed in the TSYS Merger is recognized over the terms of the respective notes as a reduction of interest expense. The amortization of this fair value adjustment was $27.4 million, $29.6 million and 36.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Convertible Notes

On August 8, 2022, we issued $1.5 billion in aggregate principal amount of 1.000% convertible unsecured senior notes (the "Convertible Notes”) due August 2029 in a private placement pursuant to an investment agreement with Silver Lake Partners. The net proceeds from this offering were approximately $1.44 billion, reflecting an issuance discount of $37.5 million and $20.4 million of debt issuance costs, which were capitalized and reflected as a reduction of the related carrying amount of the Convertible Notes in our consolidated balance sheet at December 31, 2022. Interest on the Convertible Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023, to the holders of record on the preceding February 1 and August 1, respectively.

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

On August 8, 2022, in connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call transactions with certain financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the Convertible Notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon conversion of the Convertible Notes, or offset our cash obligation if the cash settlement option is elected, up to a cap price determined based on a hedging period that commenced on August 9, 2022 and concluded on August 25, 2022. The capped call has an initial strike price of $140.67 per share and a cap price of $229.26 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $302.4 million incurred in connection with the capped call transactions was recorded as a reduction to paid-in-capital in our consolidated balance sheet at December 31, 2022, net of applicable income taxes.

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

We may issue standby letters of credit of up to $250 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. The amounts available to borrow under the Revolving Credit Facility are also determined by a financial leverage covenant. As of December 31, 2022, there were no borrowing outstanding under the Revolving Credit Facility, and the total available commitments under the Revolving Credit Facility were $2.4 billion.

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

Bridge Facility

On August 1, 2022, in connection with our entry into the EVO merger agreement, we obtained commitments for a $4.3 billion, 364-day senior unsecured bridge facility (the "Bridge Facility"). Upon the execution of permanent financing, including the issuance of our senior unsecured notes and entry into the Revolving Credit Facility described above, the aggregate commitments under the Bridge Facility were reduced to zero and terminated. For the year ended December 31, 2022, we recognized expense of $17.3 million related to commitment fees associated with the Bridge Facility, which was presented within interest expense in our consolidated statement of income.

Fair Value of Long-Term Debt

As of December 31, 2022, our senior notes had a total carrying amount of $11.9 billion and an estimated fair value of $10.7 billion. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy.

As of December 31, 2022, our Convertible Notes had a total carrying amount of $1.4 billion and an estimated fair value of $1.4 billion. The estimated fair value of our Convertible Notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the valuation hierarchy.

The fair value of other long-term debt approximated its carrying amount at December 31, 2022.

Compliance with Covenants

The Convertible Notes include customary covenants and events of default for convertible notes of this type. The Revolving Credit Agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of December 31, 2022, financial covenants under the Revolving Credit Agreement required a leverage ratio of 3.75 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of December 31, 2022.

Settlement Lines of Credit

In various markets where our Merchant Solutions segment does business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of December 31, 2022 and 2021, a total of $81.9 million and $76.3 million, respectively, of cash on deposit was used to determine the available credit.

As of December 31, 2022, we had $747.1 million outstanding under these lines of credit with additional capacity to fund settlement of $1,654.5 million. During the year ended December 31, 2022, the maximum and average outstanding balances under these lines of credit were $1,084.6 million and $477.5 million, respectively. The weighted-average interest rate on these borrowings was 4.97% at December 31, 2022.

Commercial Paper

In January 2023, we established a $2.0 billion commercial paper program pursuant to which we may issue senior unsecured commercial paper ("Commercial Paper") with maturities of up to 397 days from the date of issue. The program is backstopped by our Revolving Credit Agreement, in that the amount of commercial paper outstanding cannot exceed the undrawn portion on the Revolving Credit Facility. Commercial Paper is expected to be issued at a discount from par, but may also bear interest, each at commercial paper market rates. The proceeds from issuances of Commercial Paper are expected to be used for general corporate purposes but may also be used for acquisitions, to pay dividends or for debt refinancing or other purposes.

Derivative Instruments

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

In August 2022, in connection with entry into the Revolving Credit Agreement and repayment of amounts outstanding under the Prior Credit Facility, we terminated and settled our existing interest rate swap agreements. The termination resulted in the recognition of a net gain of $1.2 million, including the reclassification of $0.5 million of accumulated losses from the separate component of equity. The net gain was presented in interest expense in our consolidated statement of income for the year ended December 31, 2022. As of December 31, 2021, accounts payable and accrued liabilities included $28.8 million related to the interest rate swaps.

In addition, in June 2019, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $1.0 billion. The forward-starting interest rate swaps, designated as cash flow hedges, were designed to manage the exposure to interest rate volatility in anticipation of the issuance of our senior unsecured notes. During the period from the commencement of the swaps through the date upon which our senior unsecured notes were issued, the effective portion of the unrealized losses on the swaps was included in other comprehensive loss. Upon issuance of our senior unsecured notes, we terminated the forward-starting swap agreements and made settlement payments of $48.3 million. We have and will continue to reclassify the effective portion of the realized loss from accumulated other comprehensive loss into interest expense over the terms of the related senior notes.

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive loss	$12,915	$3,425	$(52,742)
Net unrealized losses reclassified out of other comprehensive loss to interest expense	$21,327	$40,094	$36,510

As of December 31, 2022, the amount of net unrealized losses in accumulated other comprehensive loss related to our forward-starting interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $5.5 million.

Interest Expense

Interest expense was $437.0 million, $328.0 million and $326.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2022 and 2021, accounts payable and accrued liabilities consisted of the following:

	2022	2021

	(in thousands)

Funds held for customers	$768,227	$775,852
Trade accounts payable	229,436	262,014
Contract liabilities	226,254	227,783
Payment network fees	210,347	187,665
Compensation and benefits	209,630	184,580
Interest	128,308	64,591
Third-party commissions	95,192	88,109
Operating lease liabilities	80,208	103,554
Income taxes payable	61,949	51,818
Miscellaneous taxes and withholdings	42,198	68,323
Unclaimed property	31,734	34,744
Audit and legal	28,548	82,108
Third-party processing fees	25,509	27,345
Current portion of accrued buyout liability(1)	16,116	22,204
Interest rate swap liabilities	—	28,777
Other	288,904	332,789
	$2,442,560	$2,542,256

(1) The noncurrent portion of accrued buyout liability of $45.4 million and $44.6 million is included in other noncurrent liabilities in the consolidated balance sheets as of December 31, 2022 and 2021, respectively.

At December 31, 2021, accounts payable and accrued liabilities in the consolidated balance sheet included obligations totaling $14.5 million for employee termination benefits resulting from integration activities related to the TSYS Merger. During the years ended December 31, 2021 and 2020, we recognized charges for employee termination benefits of $43.4 million and $83.3 million, respectively, which included $1.2 million and $6.7 million, respectively, of share-based compensation expense. These charges are recorded within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes. Employee termination benefits from TSYS Merger-related integration activities were substantially complete as of December 31, 2021. There were no significant charges recognized during the year ended December 31, 2022 and no significant remaining obligations to be paid as of December 31, 2022.

NOTE 11—INCOME TAX

The income tax expense for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)

Current income tax expense (benefit):
Federal	$277,120	$195,804	$124,176
State	68,120	58,772	35,840
Foreign	125,580	103,781	82,456
	470,820	358,357	242,472
Deferred income tax expense (benefit):
Federal	(235,727)	(178,666)	(151,824)
State	(41,770)	(18,500)	(20,607)
Foreign	(26,629)	7,843	7,112
	(304,126)	(189,323)	(165,319)
	$166,694	$169,034	$77,153

Income tax expense allocated to noncontrolling interests was $9.8 million, $6.8 million and $8.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table presents income (loss) before income taxes for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)

United States	$(189,030)	$537,586	$194,190
Foreign	413,352	506,959	399,766
	$224,322	$1,044,545	$593,956

Approximately $30.5 million of our undistributed foreign earnings are considered to be indefinitely reinvested outside the United States as of December 31, 2022. Because those earnings are considered to be indefinitely reinvested, no deferred income taxes have been provided thereon. If we were to make a distribution of any portion of those earnings in the form of dividends or otherwise, any such amounts would be subject to withholding taxes payable to various foreign jurisdictions; however, the amounts would not be subject to any additional U.S. income tax.

Our effective tax rates for the years ended December 31, 2022, 2021 and 2020 differ from the federal statutory rate for those periods as follows:

	Years Ended December 31,
	2022	2021	2020

Federal U.S. statutory rate	21.0%	21.0%	21.0%
Goodwill impairment	78.0	—	—
Sale of Russian business	12.1	—	—
State income taxes, net of federal income tax benefit	9.0	3.4	0.7
Foreign inclusion, net of foreign tax credits	8.2	1.0	0.9
Nondeductible executive compensation	4.7	1.0	1.7
Share-based compensation expense	2.0	(0.2)	(2.7)
Foreign income taxes	1.4	0.3	0.6
Deemed royalty	1.2	—	—
Equity method investment partnership income	0.1	0.9	1.1
Valuation allowance	(0.2)	(1.7)	(0.1)
Uncertain tax positions	(0.7)	(0.3)	1.1
Foreign-derived intangible income deduction	(12.4)	(1.9)	(2.8)
Tax credits	(19.5)	(3.3)	(5.2)
Foreign interest income not subject to tax	(29.9)	(4.2)	(4.2)
Other	(0.7)	0.2	0.9
Effective tax rate	74.3%	16.2%	13.0%

Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Deferred income taxes as of December 31, 2022 and 2021 reflect the effect of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of December 31, 2022 and 2021, principal components of deferred tax items were as follows:

	2022	2021

	(in thousands)

Deferred income tax assets:
Research and development costs	$148,023	$—
Foreign net operating loss carryforwards	129,882	104,499
Lease liabilities	106,884	130,328
Financial instruments	92,477	37,928
Credit carryforwards	48,930	49,875
Accrued expenses	44,819	42,839
Share-based compensation expense	41,344	36,086
Domestic net operating loss carryforwards	31,160	29,806
Other	68,258	42,945
	711,777	474,306
Valuation allowance	(110,043)	(112,259)
	601,734	362,047
Deferred tax liabilities:
Acquired intangibles	2,376,564	2,580,489
Property and equipment	363,457	261,764
Partnership interests	145,776	136,022
Right-of-use assets	69,773	94,739
Other	36,669	70,343
	2,992,239	3,143,357
Net deferred income tax liability	$2,390,505	$2,781,310

The net deferred income taxes reflected in our consolidated balance sheets as of December 31, 2022 and 2021 are as follows:

	2022	2021

	(in thousands)

Noncurrent deferred income tax asset	$(37,907)	$(12,117)
Noncurrent deferred income tax liability	2,428,412	2,793,427
Net deferred income tax liability	$2,390,505	$2,781,310

A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the years ended December 31, 2022, 2021 and 2020 are summarized below (in thousands):

Balance at December 31, 2019	$(72,042)
Allowance for foreign net operating loss carryforwards	(63,113)
Allowance for foreign credit carryforwards	(2,486)
Allowance for state credit carryforwards	2,932
Allowance for domestic net operating loss carryforwards	2,178
Balance at December 31, 2020	(132,531)
Allowance for foreign net operating loss carryforwards	5,804
Allowance for foreign credit carryforwards	12,656
Allowance for state credit carryforwards	(1,995)
Allowance for domestic net operating loss carryforwards	3,807
Balance at December 31, 2021	(112,259)
Allowance for foreign net operating loss carryforwards	(122)
Allowance for foreign credit carryforwards	60
Allowance for state credit carryforwards	2,282
Allowance for domestic net operating loss carryforwards	(4)
Balance at December 31, 2022	$(110,043)

The decrease in the valuation allowance for the year ended December 31, 2022 is primarily related to the utilization of state tax credit carryforwards. The decrease in the valuation allowance for the year ended December 31, 2021 is primarily related to the foreign net operating loss carryforwards and the foreign tax credit carryforwards which the Company determined are more likely than not to be realized. The increase in the valuation allowance related to the foreign net operating loss carryforwards for the year ended December 31, 2020 is due to the addition of a foreign affiliate net operating loss with a related full valuation allowance.

Foreign net operating loss carryforwards of $129.2 million will expire between December 31, 2024 and December 31, 2040, if not utilized. Foreign net operating loss carryforwards of $0.7 million have indefinite carryforward periods. Domestic net operating loss carryforwards of $22.4 million and tax credit carryforwards of $48.2 million will expire between December 31, 2024 and December 31, 2040, if not utilized.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world. We are no longer subject to state income tax examinations for years ended on or before December 31, 2013, U.S. federal income tax examinations for years ended on or before December 31, 2016 and U.K. corporation tax examinations for years ended on or before December 31, 2018.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits, excluding penalties and interest, for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)

Balance at the beginning of the year	$34,905	$39,408	$29,671
Additions related to acquisitions	—	387	3,186
Reductions for income tax positions of prior years	(8,301)	(10,875)	(5,408)
Settlements with income tax authorities	(3,245)	(2,137)	(909)
Additions for income tax positions of prior years	911	2,289	7,968
Additions based on income tax positions related to the current year	7,045	5,833	4,900
Balance at the end of the year	$31,315	$34,905	$39,408

As of December 31, 2022, the total amount of gross unrecognized income tax benefits that, if recognized, would affect the provision for income taxes is $29.8 million.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "IRA") into law. The IRA, among other things, implements a 15% corporate alternative minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases, which shall take effect in tax years beginning after December 31, 2022. We are continuing to evaluate the provisions of the IRA, but we do not currently believe the IRA will have a material effect on our reported results, cash flows or financial position when it becomes effective. We expect to reflect the excise tax within equity as part of the repurchase price of common stock.

NOTE 12—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. Information about shares repurchased and retired was as follows for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020

	(in thousands, except per share amounts)

Number of shares repurchased and retired	23,266	15,169	3,304
Cost of shares repurchased, including commissions	$2,929,814	$2,513,629	$633,948
Average cost per share	$125.93	$165.72	$191.87

The share repurchase activity for the year ended December 31, 2021 included the repurchase of 2,491,161 shares at an average price of $200.71 per share under an ASR agreement we entered into on February 10, 2021 with a financial institution to repurchase an aggregate of $500 million of our common stock during the ASR program purchase period, which ended on March 31, 2021.

As of December 31, 2022, the amount available under our share repurchase program was $1,089.9 million. On January 26, 2023, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $1.5 billion.

On January 26, 2023, our board of directors declared a cash dividend of $0.25 per share payable on March 31, 2023 to common shareholders of record on March 17, 2023.

NOTE 13—SHARE-BASED AWARDS AND OPTIONS

We have granted nonqualified stock options, restricted stock and performance unit awards to key employees, officers and directors under a long-term incentive plan, which permits grants of equity to employees, officers, directors and consultants. A total of 14.0 million shares of our common stock has been reserved and made available for issuance pursuant to awards granted under the plan.

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)

Share-based compensation expense	$163,261	$180,779	$148,792
Income tax benefit	$38,059	$42,870	$33,530

Restricted Stock

Restricted stock awards vest in approximately equal annual installments on each of the first three anniversaries of the grant date or, in some cases, in one installment on the third anniversary of the grant date, in either case subject to the holder's continued service on each applicable vesting date. Restricted shares cannot be sold or transferred until they have vested. The grant date fair value of restricted stock awards, which is based on the quoted market value of our common stock on the grant date, is recognized as share-based compensation expense on a straight-line basis over the vesting period. Our restricted stock agreements provide for accelerated vesting under certain conditions.

Performance Units

Certain of our executives have been granted performance-based restricted stock units ("performance units") that, after a performance period, may convert on a 1-for-1 basis into shares of our common stock based upon the level of achievement of certain pre-established performance measures during the performance period and subject to the holders' continued service on the vesting date. The Compensation Committee of our board of directors ("Compensation Committee") establishes performance measures and may set a range of possible performance-based outcomes for performance units. The performance periods generally range from one to three years. Performance units are converted into shares of common stock only after the Compensation Committee certifies the level of achievement against the performance measures. Our performance unit agreements provide for accelerated vesting under certain conditions.

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

The following table summarizes the changes in unvested restricted stock awards and performance units for the years ended December 31, 2022, 2021 and 2020:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2019	1,844	$149.96
Granted	607	191.20
Vested	(835)	128.91
Forfeited	(70)	168.40
Unvested at December 31, 2020	1,546	176.71
Granted	1,465	192.19
Vested	(1,263)	154.06
Forfeited	(108)	181.61
Unvested at December 31, 2021	1,640	184.90
Granted	1,496	137.51
Vested	(756)	170.79
Forfeited	(235)	164.06
Unvested at December 31, 2022	2,145	$159.04

The total fair value of restricted stock and performance units vested was $129.2 million, $194.6 million, and $107.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

For restricted stock and performance units, we recognized compensation expense of $151.5 million, $167.3 million, and $135.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Compensation expense for the year ended December 31, 2021 included approximately $32.2 million related to the vesting of certain performance-based restricted stock units upon achievement of performance measures during the period. As of December 31, 2022, there was $196.3 million of unrecognized compensation expense related to unvested restricted stock awards and performance units that we expect to recognize over a weighted-average period of 1.9 years.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value of our common stock on the date of grant and have a term of ten years. Stock options vest in equal installments on each of the first three anniversaries of the grant date, subject to the holder's continued service on each applicable vesting date. Our stock option agreements provide for accelerated vesting under certain conditions.

The following table summarizes changes in stock option activity for the years ended December 31, 2022, 2021 and 2020:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2019	1,755	$74.06	6.5	$190.3
Granted	124	200.42
Forfeited	(3)	112.85
Exercised	(623)	59.78		85.8
Outstanding at December 31, 2020	1,253	93.66	6.3	152.6
Granted	112	196.06
Forfeited	(1)	113.48
Exercised	(192)	68.42		24.1
Outstanding at December 31, 2021	1,172	107.44	5.8	47.4
Granted	154	$136.02
Forfeited	(89)	$147.65
Exercised	(98)	$65.69		5.5
Outstanding at December 31, 2022	1,139	$111.75	5.4	$17.3

Options vested and exercisable at December 31, 2022	907	$98.76	4.5	$17.3

We recognized compensation expense for stock options of $6.4 million, $7.9 million and $8.4 million during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had $7.4 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.8 years.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $48.88, $65.99 and $54.85, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2022	2021	2020

Risk-free interest rate	1.87%	0.59%	1.24%
Expected volatility	40%	40%	30%
Dividend yield	0.56%	0.44%	0.39%
Expected term (years)	5	5	5

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

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)

Income taxes paid, net of refunds	$431,148	$295,534	$308,620
Interest paid	$350,075	$335,481	$343,213

NOTE 15—NONCONTROLLING INTERESTS

The following table presents the reconciliation of net income attributable to noncontrolling interests to comprehensive income attributable to noncontrolling interests for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)

Net income attributable to noncontrolling interests	$31,820	$22,404	$20,580
Foreign currency translation attributable to noncontrolling interests	(13,301)	(10,281)	14,643
Comprehensive income attributable to noncontrolling interests	$18,519	$12,123	$35,223

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

NOTE 16—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the years ended December 31, 2022, 2021 and 2020:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2019	$(241,899)	$(69,319)	$647	$(310,571)
Other comprehensive income (loss)	139,727	(12,224)	(7,150)	120,353
Effect of purchase of subsidiary shares from noncontrolling interest	(12,055)	—	—	(12,055)
Balance at December 31, 2020	(114,227)	(81,543)	(6,503)	(202,273)
Other comprehensive (loss) income	(68,814)	33,053	3,760	(32,001)
Effect of change in ownership attributable to a noncontrolling interest	92	—	—	92
Balance at December 31, 2021	(182,949)	(48,490)	(2,743)	(234,182)
Other comprehensive (loss) income	(197,635)	26,070	(222)	(171,787)
Balance at December 31, 2022	$(380,584)	$(22,420)	$(2,965)	$(405,969)

Other comprehensive (loss) income attributable to noncontrolling interests, which relates only to foreign currency translation, was $(13.3) million, $(10.3) million and $14.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 17—SEGMENT INFORMATION

Information About Profit and Assets

During 2022, as a result of the pending divestiture of our consumer business and changes in how our business is managed, we have realigned the businesses previously comprising our Business and Consumer Solutions segment to include the B2B portion within our Issuer Solutions segment and the consumer portion forming our new Consumer Solutions segment. Our three reportable segments now are: Merchant Solutions, Issuer Solutions and Consumer Solutions. The presentation of segment information for the years ended December 31, 2021 and 2020 has been recast to align with the segment presentation for the year ended December 31, 2022.

Our payment technology solutions are similar around the world in that we enable our customers to accept card, check and digital-based payments. Through our Merchant Solutions segment, our offerings include, but are not limited to, authorization, settlement and funding services, customer support, chargeback resolution, terminal rental, sales and deployment, payment security services, consolidated billing and on-line reporting. In addition, we offer a wide array of enterprise software solutions that streamline business operations to customers in numerous vertical markets. We also provide a variety of value-added solutions and services, including specialty point-of-sale software, analytics and customer engagement, human capital management and payroll and reporting that assist our customers with driving demand and operating their businesses more efficiently.

Through our Issuer Solutions segment, we provide solutions that enable financial institutions and retailers to manage their card portfolios, reduce technical complexity and overhead and offer a seamless experience for cardholders on a single platform. In addition, we provide flexible commercial payments, accounts payable and electronic payment alternative solutions that support B2B payment processes for businesses and governments. We also offer complementary services including account management and servicing, fraud solution services, analytics and business intelligence, cards, statements and correspondence, customer contact solutions and risk management solutions. Additionally, our Issuer Solutions segment provides B2B payment services and other financial service solutions marketed to corporations, including SaaS offerings that enable accounts payables automation, integrated payments, employer disbursement solutions, and virtual card capabilities.

Through our Consumer Solutions segment, we provide general purpose reloadable prepaid debit and payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses in the United States.

We evaluate performance and allocate resources based on the operating income of each operating segment. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and share-based compensation costs are included in Corporate. Impairment of goodwill and gains or losses on business dispositions are not included in determining segment operating income. Interest and other income, interest and other expense, income tax expense and equity in income of equity method investments are not allocated to the individual segments. We do not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization was as follows:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)

Revenues(1):
Merchant Solutions	$6,204,917	$5,665,557	$4,688,335
Issuer Solutions	2,245,623	2,165,747	2,061,372
Consumer Solutions	620,482	783,625	747,886
Intersegment eliminations	(95,507)	(91,167)	(74,035)
Consolidated revenues	$8,975,515	$8,523,762	$7,423,558

Operating income (loss) (1):
Merchant Solutions	$2,040,255	$1,725,990	$1,162,741
Issuer Solutions	356,215	333,355	298,389
Consumer Solutions	53,594	135,541	117,892
Corporate(2)	(777,744)	(836,010)	(685,069)
Impairment of goodwill(3)	(833,075)	—	—
Loss on business dispositions(4)	(199,094)	—	—
Consolidated operating income	$640,151	$1,358,876	$893,953

Depreciation and amortization(1):
Merchant Solutions	$981,297	$993,228	$948,798
Issuer Solutions	623,755	589,394	555,850
Consumer Solutions	35,773	76,018	87,169
Corporate	21,630	32,744	22,623
Consolidated depreciation and amortization	$1,662,455	$1,691,384	$1,614,440

(1) Revenues, operating income (loss) and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. See “Note 2—Acquisitions” and “Note 3—Business Dispositions” for further discussion.

(2) During the years ended December 31, 2022, 2021 and 2020, operating loss for Corporate included acquisition and integration expenses of $254.2 million, $335.5 million, and $313.0 million, respectively. During the years ended December 31, 2022 and 2021, operating loss for Corporate also included $47.1 million and $56.8 million, respectively, of other charges related to facilities exit activities.

(3) During the year ended December 31, 2022, consolidated operating income included a $833.1 million goodwill impairment charge related to our former Business and Consumer Solutions reporting unit. See “Note 6—Goodwill and Other Intangible Assets” for further discussion.

(4) During the year ended December 31, 2022, consolidated operating income included a $127.2 million loss on the sale of our Merchant Solutions business in Russia and a charge of $71.9 million to reduce the carrying amount of the consumer business disposal group to estimated fair value less costs to sell.

Entity-Wide Information

As a percentage of our total consolidated revenues, revenues from external customers in the United States were 80% for the year ended December 31, 2022, 79% for the year ended December 31, 2021, and 78% for the year ended December 31, 2020. Revenues from external customers are attributed to individual countries based on the location of the customer arrangements. Our results of operations and our financial condition are not significantly reliant upon any single customer.

Long-lived assets, excluding goodwill and other intangible assets, by location as of December 31, 2022 and 2021 were as follows:

	2022	2021

	(in thousands)

United States	$1,313,290	$1,092,899
Foreign countries	525,519	594,687
	$1,838,809	$1,687,586

NOTE 18—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We have contractual obligations related to service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at December 31, 2022 for purchase obligations were as follows (in thousands):

Year ending December 31:
2023	$507,321
2024	319,162
2025	261,541
2026	233,121
2027	210,648
2028 and thereafter	577,428
Total future minimum payments	$2,109,221

During the year ended December 31, 2022, we entered into new agreements to acquire hardware, software and related services, of which $112.0 million was financed utilizing two-year supplier financing arrangements. One of the agreements included the purchase of certain assets previously leased. The reduction in operating and finance lease liabilities arising from the termination of the related right-of-use assets was $44.2 million and $9.7 million, respectively.

During the year ended December 31, 2020, we entered into a new agreement to acquire software and related services, of which $97.6 million was financed utilizing a two-year supplier financing arrangement.

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

BIN/ICA Agreements

In certain markets, we enter into sponsorship or depository and processing agreements with banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and an Interbank Card Association ("ICA") number for Mastercard transactions, to clear credit card transactions through Visa and Mastercard. Certain of these agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2022.

GLOBAL PAYMENTS INC.
SCHEDULE II

Valuation & Qualifying Accounts
(in thousands)

(a)	(b)	(c)	(d)	(e)
Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses(2)	Deductions: Uncollectible Accounts Write-Offs (Recoveries)	Balance at End of Period

Allowance for credit losses - accounts receivable
December 31, 2020	$9,380	$27,107	$15,879	$20,608
December 31, 2021	$20,608	$12,835	$16,054	$17,389
December 31, 2022 (3)	$17,389	$14,951	$11,320	$21,020

Allowance for credit losses - settlement assets (1)
December 31, 2020	$3,427	$16,915	$14,171	$6,171
December 31, 2021	$6,171	$3,553	$6,750	$2,974
December 31, 2022	$2,974	$12,984	$13,671	$2,287

Reserve for sales allowances
December 31, 2020	$4,070	$14,511	$7,710	$10,871
December 31, 2021	$10,871	$16,881	$19,236	$8,516
December 31, 2022	$8,516	$24,517	$25,073	$7,960

Allowance for credit and operating losses - check guarantee
December 31, 2020	$3,921	$10,092	$11,911	$2,102
December 31, 2021	$2,102	$10,160	$9,725	$2,536
December 31, 2022 (3)	$2,536	$12,291	$11,383	$3,444

Reserve for contract contingencies and processing errors
December 31, 2020	$4,216	$515	$1,142	$3,589
December 31, 2021	$3,589	$734	$2,986	$1,337
December 31, 2022	$1,337	$1,212	$972	$1,577

Reserve for cardholder losses
December 31, 2020	$9,232	$61,847	$61,004	$10,075
December 31, 2021	$10,075	$62,751	$62,769	$10,058
December 31, 2022 (3)	$10,058	$58,673	$58,541	$10,190

Deferred income tax asset valuation allowance
December 31, 2020	$72,042	$60,489	$—	$132,531
December 31, 2021	$132,531	$(20,272)	$—	$112,259
December 31, 2022	$112,259	$(2,216)	$—	$110,043

(1) Included in settlement processing obligations.

(2) In addition to amounts charged to costs and expenses, amounts in this column include additions, as applicable, resulting from business combinations and the adoption of the new credit loss standard as of January 1, 2020.

(3) Includes certain amounts within our consumer and gaming business disposal groups that are presented as held for sale in the consolidated balance sheet as of December 31, 2022.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission the Internal Control — Integrated Framework (2013).

Based on the results of its evaluation, management believes that as of December 31, 2022, our internal control over financial reporting is effective based on those criteria. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Due to such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, such risk.

Attestation Report of Public Accounting Firm

Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under "Item 8 - Financial Statements and Supplementary Data" for the year ended December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors, executive officers and our corporate governance contained under the headings "Proposal 1: Election of Directors," "Biographical Information About Our Executive Officers" and "Delinquent Section 16(a) Reports" from our proxy statement to be delivered in connection with our 2023 Annual Meeting of Shareholders to be held on April 27, 2023 ("2023 Proxy Statement").

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

ITEM 11 - EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation and the report of the Compensation Committee contained under the headings "Compensation Discussion and Analysis" and "Board and Corporate Governance-Director Compensation" from our 2023 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings "Common Stock Ownership-Common Stock Ownership by Management" and "Common Stock Ownership-Common Stock Ownership by Non-Management Shareholders" from our 2023 Proxy Statement.

The following table provides certain information as of December 31, 2022 concerning the shares of our common stock that may be issued under existing equity compensation plans. For more information on these plans, see "Note 13—Share-Based Awards and Options" in the notes to the accompanying consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	906,787	$98.76	31,475,501
Equity compensation plans not approved by security holders	—	—	—
Total	906,787	$98.76	31,475,501

The number of securities remaining available for future issuance under equity compensation plans reflected in column (c) above includes 7,151,620 shares authorized for issuance under our 2011 Amended and Restated Incentive Plan (the "2011 Incentive Plan"), all of which are available for issuance pursuant to grants of full-value stock awards, 1,293,768 shares authorized under our 2000 Employee Stock Purchase Plan (the "2000 ESPP"), 13,554,740 shares authorized under our Total System Services 2017 Omnibus Plan, 7,331,435 shares authorized under our Total System Services 2012 Omnibus Plan, 1,541,327 shares authorized under our Total System Services 2007 Omnibus Plan and 602,611 shares authorized under our Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan for Options and Restricted Shares Assumed by Total System Services. We intend to issue future shares under the 2011 Incentive Plan and the 2000 ESPP only.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and our affiliates and the independence of our directors contained under the headings "Additional Information-Relationships and Related Party Transactions" and "Board and Corporate Governance-Board Independence" from our 2023 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading "Proposal Three: Ratification of Reappointment of Auditors" from our 2023 Proxy Statement.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:

(2) Financial Statement Schedules

Page Number
Schedule II, Valuation and Qualifying Accounts	104

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
2.1
Agreement and Plan of Merger, between Total System Services, Inc. and Global Payments Inc., dated as of May 27, 2019, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 31, 2019.

2.2†
Agreement and Plan of Merger, dated as of August 1, 2022, among EVO Payments, Inc., Global Payments Inc. and Falcon Merger Sub Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 2, 2022.

3.1
Third Amended and Restated Articles of Incorporation of Global Payments Inc., incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 filed on September 18, 2019.

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
4.1
Indenture, dated as of August 14, 2019, between Global Payments Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 14, 2019.

4.2
Supplemental Indenture No. 1, dated as of August 14, 2019, between Global Payments Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 14, 2019.

4.3	Form of Notes (included in Exhibit 4.2).
4.4	Senior Indenture, dated March 17, 2016, between TSYS and Regions Bank, as trustee, incorporated by reference to Exhibit 4.1 of TSYS’ Current Report on Form 8-K filed on March 17, 2016.
4.5
Supplemental Indenture No. 1, dated as of September 17, 2019, among TSYS, Global Payments Inc. and Regions Bank, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 20, 2019.

4.6	Form of 4.000% Senior Note due 2023, incorporated by reference to Exhibit 4.1 to TSYS' Current Report on Form 8-K filed on May 11, 2018.
4.7	Form of 4.800% Senior Note due 2026, incorporated by reference to Exhibit 4.3 to TSYS' Current Report on Form 8-K filed on March 17, 2016.
4.8
Indenture, dated as of May 22, 2013, between TSYS and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to TSYS' Current Report on Form 8-K filed on May 22, 2013.

4.9
Supplemental Indenture No. 1, dated as of September 17, 2019, among TSYS, Global Payments Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 20, 2019.

4.10	Form of 3.750% Senior Note due 2023, incorporated by reference to Exhibit 4.3 to TSYS' Current Report on Form 8-K filed on May 22, 2013.
4.11*	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act.
4.12
Supplemental Indenture No. 2, dated as of May 15, 2020, between Global Payments Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 15, 2020.

4.13	Form of Global Note (included in Exhibit 4.12).
4.14
Supplemental Indenture No. 3, dated as of February 26, 2021, between Global Payments Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 26, 2021.

4.15	Form of Global Note representing the 1.200% Senior Notes due 2026 (included in Exhibit 4.14).
4.16
Supplemental Indenture No. 4, dated as of November 22, 2021, between Global Payments Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 22, 2021.

4.17	Form of Global Note representing the Notes (included in Exhibit 4.16)
4.18
Indenture, dated as of August 8, 2022, between Global Payments Inc. and U.S. Bank Trust Company, National Association, as trustee, related to 1.00% Convertible Senior Notes due 2029, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 9, 2022.

4.19	Form of 1.00% Convertible Senior Notes due 2029 (included in Exhibit 4.18)
4.20
Indenture, dated as of August 14, 2019, between Global Payments Inc. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 14, 2019.

4.21
Supplemental Indenture No. 5, dated as of August 22, 2022, between Global Payments Inc. and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 22, 2022.

4.22	Form of Global Note representing the Notes (included in Exhibit 4.21)
4.23*	First Supplemental Indenture, dated as of December 14, 2022 between Global Payments Inc., and U.S. Bank Trust Company, National Association, as trustee.
10.1+	Total System Services, Inc. 2017 Omnibus Plan incorporated by reference to Exhibit 10.1 to TSYS’s Current Report on Form 8-K filed on April 28, 2017.
10.2+	Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 to TSYS’ Current Report on Form 8-K filed on May 4, 2012.

10.3+	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 to TSYS’ Current Report on Form 8-K filed on April 25, 2007.
10.4+
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
10.6+
Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated June 1, 2004, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on July 30, 2007.

10.7+
Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated March 28, 2007, incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on July 30, 2007.

10.8+	Third Amended and Restated 2005 Incentive Plan, dated December 31, 2008, incorporated by reference to Exhibit 10.2 to the Company's Form Quarterly Report on 10-Q filed April 6, 2009.
10.9+
Annual Performance Plan, adopted August 29, 2012 (sub-plan to the Global Payments Inc. 2011 Incentive Plan, dated September 27, 2011), incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on July 25, 2013.

10.10+	Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on September 16, 2010.
10.11+	Amended and Restated 2011 Incentive Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KT filed on February 28, 2017.
10.12+
Form of Non-Statutory Stock Option Award pursuant to the Amended and Restated 2005 Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on January 8, 2007.

10.13+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2019), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019.

10.14+
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2019), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019.

10.15+
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

10.19+	Form of Synergy Performance Share Agreement (calendar 2019), incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2019.
10.20+
Amended and Restated Employment Agreement, dated as of September 20, 2019, between Global Payments Inc. and Jeffrey S. Sloan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2019.

10.21+
Amended and Restated Employment Agreement, dated as of September 20, 2019, between Global Payments Inc. and Cameron M. Bready, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2019.

10.22+
Amended and Restated Employment Agreement, dated as of September 20, 2019, between Global Payments Inc. and Guido F. Sacchi, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2019.

10.23+
Amended and Restated Employment Agreement, dated as of September 20, 2019, between Global Payments Inc. and David L. Green, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2019.

10.24+
Employment Agreement, dated as of September 20, 2019, between Global Payments Inc. and Paul M. Todd, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on October 31, 2019.

10.25+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2020), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020.

10.26+
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2020), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020.

10.27+
Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2020), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020.

10.28+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2021), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021.

10.29+
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2021), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021.

10.30+
Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2021), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021.

10.31+
Form of Supplemental Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2021), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021.

10.32+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2022), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022.

10.33+
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2022), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022.

10.34+
Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2022), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022.

10.35+
Employment Agreement, dated as of September 20, 2019, between Global Payments Inc. and Joshua J. Whipple incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2022.

10.36+
Amendment to Employment Agreement, dated as of August 2, 2022, between Global Payments Inc. and Joshua J. Whipple incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2022.

10.37+
Voting Agreement, dated as of August 1, 2022, among EVO Payments, Inc., Global Payments Inc., Falcon Merger Sub Inc., James G. Kelly and the James G. Kelly Grantor Trust Dated January 12, 2012, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 2, 2022

10.38+
Voting Agreement, dated as of August 1, 2022, among EVO Payments, Inc., Global Payments Inc., Falcon Merger Sub Inc., MDCP Cardservices II LLC, Madison Dearborn Capital Partners VI-C, L.P. and MDCP Cardservices LLC, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 2, 2022

10.39+
Common Unit Purchase Agreement, dated as of August 1, 2022, among Global Payments Inc., EVO Payments, Inc. and Blueapple, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 2, 2022

10.40+
Investment Agreement, dated as of August 1, 2022, among Global Payments Inc., Silver Lake Partners VI DE (AIV), L.P. and Silver Lake Alpine II, L.P., incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on August 2, 2022

10.41+	Form of Capped Call Confirmation, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 9, 2022
10.42+
Credit Agreement, dated as of August 19, 2022, among Global Payments Inc., as borrower, the other borrowers party thereto, Bank of America, N.A., as administrative agent and an L/C Issuer and the other lenders and L/C Issuers party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2022

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.1*
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
†	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

(b) Exhibits

Page Number
Index to Exhibits	108

(c)    Financial Statement Schedules

See Item 15(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2023.

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

	Signature	Title	Date

	/s/ M. Troy Woods*	Chairman of the Board	February 17, 2023
M. Troy Woods

	/s/ Kriss Cloninger III*	Lead Independent Director	February 17, 2023
Kriss Cloninger III

	/s/ F. Thaddeus Arroyo*	Director	February 17, 2023
F. Thaddeus Arroyo

	/s/ Robert H.B. Baldwin, Jr.*	Director	February 17, 2023
Robert H.B. Baldwin, Jr.

	/s/ John G. Bruno*	Director	February 17, 2023
John G. Bruno

	/s/ Joia M. Johnson*	Director	February 17, 2023
Joia M. Johnson

	/s/ Ruth Ann Marshall*	Director	February 17, 2023
Ruth Ann Marshall

	/s/ Connie D. McDaniel*	Director	February 17, 2023
Connie D. McDaniel

	/s/ Joseph Osnoss*	Director	February 17, 2023
Joseph Osnoss

	/s/ William B. Plummer*	Director	February 17, 2023
William B. Plummer

	/s/ John T. Turner*	Director	February 17, 2023
John T. Turner

	/s/ Jeffrey S. Sloan	Director	February 17, 2023
Jeffrey S. Sloan

*By:	/s/ Jeffrey S. Sloan	Attorney-in-fact	February 17, 2023
Jeffrey S. Sloan