Form 10-Q
period 2023-03-31
GLOBAL PAYMENTS INC
filed 2023-05-03
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number: 001-16111
GLOBAL PAYMENTS INC.
(Exact name of registrant as specified in charter)

Georgia	58-2567903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 Lenox Road, Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (770) 829-8000

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading symbol	Name of exchange on which registered
Common stock, no par value	GPN	New York Stock Exchange
4.875% Senior Notes due 2031	GPN31A	New York Stock Exchange

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
The number of shares of the issuer’s common stock, no par value, outstanding as of April 26, 2023 was 261,953,137.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended March 31, 2023

PART I - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022

Revenues	$2,292,447	$2,156,254
Operating expenses:
Cost of service	947,753	957,158
Selling, general and administrative	1,043,126	823,149
Loss on business dispositions	244,833	—
	2,235,712	1,780,307
Operating income	56,735	375,947

Interest and other income	11,153	1,711
Interest and other expense	(122,945)	(93,283)
	(111,792)	(91,572)
(Loss) income before income taxes and equity in income of equity method investments	(55,057)	284,375
Income tax (benefit) expense	(31,399)	52,218
(Loss) income before equity in income of equity method investments	(23,658)	232,157
Equity in income of equity method investments, net of tax	19,238	17,479
Net (loss) income	(4,420)	249,636
Net income attributable to noncontrolling interests, net of tax	(6,621)	(4,903)
Net (loss) income attributable to Global Payments	$(11,041)	$244,733

(Loss) earnings per share attributable to Global Payments:
Basic (loss) earnings per share	$(0.04)	$0.87
Diluted (loss) earnings per share	$(0.04)	$0.87

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022

Net (loss) income	$(4,420)	$249,636
Other comprehensive income (loss):
Foreign currency translation adjustments	37,450	(32,960)
Income tax (expense) benefit related to foreign currency translation adjustments	(187)	670
Net unrealized (losses) gains on hedging activities	(48,051)	8,934
Reclassification of net unrealized losses on hedging activities to interest expense	1,386	9,445
Income tax benefit (expense) related to hedging activities	10,950	(4,456)
Other, net of tax	(22)	—
Other comprehensive income (loss)	1,526	(18,367)

Comprehensive (loss) income	(2,894)	231,269
Comprehensive (income) loss attributable to noncontrolling interests	(12,995)	441
Comprehensive (loss) income attributable to Global Payments	$(15,889)	$231,710

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,001,671	$1,997,566
Accounts receivable, net	1,067,174	998,332
Settlement processing assets	1,575,515	2,519,114
Current assets held for sale	163,285	138,815
Prepaid expenses and other current assets	787,409	660,321
Total current assets	5,595,054	6,314,148
Goodwill	26,850,666	23,320,736
Other intangible assets, net	10,587,887	9,658,374
Property and equipment, net	2,023,463	1,838,809
Deferred income taxes	58,321	37,907
Noncurrent assets held for sale	1,058,649	1,295,799
Other noncurrent assets	2,464,604	2,343,241
Total assets	$48,638,644	$44,809,014
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$482,339	$747,111
Current portion of long-term debt	1,185,365	1,169,330
Accounts payable and accrued liabilities	2,514,616	2,442,560
Settlement processing obligations	1,799,999	2,413,799
Current liabilities held for sale	101,091	125,891
Total current liabilities	6,083,410	6,898,691
Long-term debt	16,534,074	12,289,248
Deferred income taxes	2,434,230	2,428,412
Noncurrent liabilities held for sale	4,691	4,478
Other noncurrent liabilities	699,410	647,975
Total liabilities	25,755,815	22,268,804
Commitments and contingencies
Redeemable noncontrolling interests	556,070	—
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at March 31, 2023 and December 31, 2022; 261,770,665 issued and outstanding at March 31, 2023 and 263,081,872 issued and outstanding at December 31, 2022	—	—
Paid-in capital	19,839,506	19,978,095
Retained earnings	2,654,589	2,731,380
Accumulated other comprehensive loss	(410,817)	(405,969)
Total Global Payments shareholders’ equity	22,083,278	22,303,506
Nonredeemable noncontrolling interests	243,481	236,704
Total equity	22,326,759	22,540,210
Total liabilities, redeemable noncontrolling interests and equity	$48,638,644	$44,809,014
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net (loss) income	$(4,420)	$249,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	105,983	99,665
Amortization of acquired intangibles	301,267	329,007
Amortization of capitalized contract costs	29,336	25,906
Share-based compensation expense	89,566	38,399
Provision for operating losses and credit losses	29,859	28,523
Noncash lease expense	15,810	21,555
Deferred income taxes	(160,040)	(80,841)
Equity in income of equity method investments, net of tax	(19,238)	(17,479)
Facilities exit charges	5,164	—
Loss on business dispositions	244,833	—
Other, net	10,521	12,149
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	30,767	(34,191)
Settlement processing assets and obligations, net	248,710	48,198
Prepaid expenses and other assets	(119,479)	(115,904)
Accounts payable and other liabilities	(209,113)	25,377
Net cash provided by operating activities	599,526	630,000
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash and restricted cash acquired	(4,046,785)	(4,726)
Capital expenditures	(162,195)	(156,102)
Other, net	2,187	5
Net cash used in investing activities	(4,206,793)	(160,823)
Cash flows from financing activities:
Net (repayments of) borrowings from settlement lines of credit	(281,411)	16,497
Net borrowings from commercial paper notes	1,048,620	—
Proceeds from long-term debt	4,708,140	1,529,157
Repayments of long-term debt	(1,555,954)	(1,176,496)
Payments of debt issuance costs	(11,593)	(1,706)
Repurchases of common stock	(202,785)	(649,654)
Proceeds from stock issued under share-based compensation plans	6,103	7,940
Common stock repurchased - share-based compensation plans	(28,323)	(26,295)
Distributions to noncontrolling interests	(6,218)	(5,534)
Dividends paid	(65,750)	(70,243)
Net cash provided by (used in) financing activities	3,610,829	(376,334)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18,584	(36,147)
Increase in cash, cash equivalents and restricted cash	22,146	56,696
Cash, cash equivalents and restricted cash, beginning of the period	2,215,606	2,123,023
Cash, cash equivalents and restricted cash, end of the period	$2,237,752	$2,179,719

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	NonredeemableNoncontrolling Interests	Total Equity
Balance at December 31, 2022	263,082	$19,978,095	$2,731,380	$(405,969)	$22,303,506	$236,704	$22,540,210
Net (loss) income			(11,041)		(11,041)	6,621	(4,420)
Other comprehensive income (loss)				(4,848)	(4,848)	6,374	1,526
Stock issued under share-based compensation plans	1,014	6,103			6,103		6,103
Common stock repurchased - share-based compensation plans	(266)	(30,189)			(30,189)		(30,189)
Share-based compensation expense		89,566			89,566		89,566
Issuance of share-based awards in connection with a business combination		2,484			2,484		2,484
Repurchases of common stock	(2,059)	(206,553)			(206,553)		(206,553)
Distributions to noncontrolling interest					—	(6,218)	(6,218)
Cash dividends declared ($0.25 per common share)			(65,750)		(65,750)		(65,750)
Balance at March 31, 2023	261,771	$19,839,506	$2,654,589	$(410,817)	$22,083,278	$243,481	$22,326,759

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
Balance at December 31, 2021	284,750	$22,880,261	$2,982,122	$(234,182)	$25,628,201	$241,216	$25,869,417
Net income			244,733		244,733	4,903	249,636
Other comprehensive loss				(13,023)	(13,023)	(5,344)	(18,367)
Stock issued under share-based compensation plans	1,395	7,940			7,940		7,940
Common stock repurchased - share-based compensation plans	(195)	(26,789)			(26,789)		(26,789)
Share-based compensation expense		38,399			38,399		38,399
Repurchases of common stock	(4,516)	(561,725)	(87,929)		(649,654)		(649,654)
Distributions to noncontrolling interest					—	(5,534)	(5,534)
Cash dividends declared ($0.25 per common share)			(70,243)		(70,243)		(70,243)
Balance at March 31, 2022	281,434	$22,338,086	$3,068,683	$(247,205)	$25,159,564	$235,241	$25,394,805

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation - We are a leading payments technology company delivering innovative software and services to our customers globally. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world. We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Consumer Solutions, which are described in "Note 15—Segment Information." Global Payments Inc. and its consolidated subsidiaries are referred to herein collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amount of assets and liabilities. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. In particular, uncertainty resulting from global events and other macroeconomic conditions are difficult to predict at this time, and the ultimate effect could result in additional charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses. These unaudited consolidated financial statements reflect the financial statement effects based upon management’s estimates and assumptions utilizing the most currently available information.

NOTE 2—ACQUISITION

EVO Payments, Inc.

On March 24, 2023, we acquired all of the outstanding common stock of EVO Payments, Inc. (“EVO”). EVO is a leading payment technology and services provider, offering an array of payment solutions to merchants ranging from small and middle market enterprises to multinational companies and organizations across the Americas and Europe. The acquisition aligns with our technology-enabled payments strategy, expands our geographic presence and augments our business-to-business software and payment solutions business.

Total purchase consideration was $4.3 billion, which consisted of the following (in thousands):

Cash paid to EVO shareholders (1)	$3,273,951
Cash paid for equity awards attributable to purchase consideration (2)	58,510
Value of replacement awards attributable to purchase consideration (3)	2,484
Total purchase consideration transferred to EVO shareholders	3,334,945
Repayment of EVO's unsecured revolving credit facility (including accrued interest and fees)	665,557
Payment of certain acquiree transaction costs and other liabilities on behalf of EVO (4)	269,118
Total purchase consideration	$4,269,620

(1) Holders of EVO common stock, convertible preferred stock and common units received $34 for each share of EVO common stock held at the effective time of the transaction.

(2) Pursuant to the merger agreement, we cash settled vested options and certain unvested equity awards of EVO equity award holders.

(3) Pursuant to the merger agreement, we granted equity awards for approximately 0.3 million shares of Global Payments common stock to certain EVO equity awards holders. Each such replacement award is subject to the same terms and conditions (including vesting and exercisability or payment terms) that applied to the corresponding EVO equity award. We apportioned the fair value of the replacement awards between purchase consideration and amounts to be recognized in periods following the acquisition as share-based compensation expense over the requisite service period of the replacement awards.

(4) Certain acquiree transaction costs and liabilities, including amounts outstanding under EVO’s tax receivable agreement, were required to be repaid by us upon consummation of the acquisition.

The cash portion of the purchase consideration was funded through cash on hand and borrowings from our revolving credit facility.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of March 31, 2023, including a reconciliation to the total purchase consideration, were as follows (in thousands):

Cash and cash equivalents	$324,859
Accounts receivable	105,680
Settlement processing assets	125,061
Deferred income tax assets	15,464
Property and equipment	83,540
Identifiable intangible assets	1,208,400
Other assets	157,166
Accounts payable and accrued liabilities	(277,800)
Settlement lines of credit	(11,371)
Settlement processing obligations	(199,161)
Deferred income tax liabilities	(168,098)
Other liabilities	(58,089)
Total identifiable net assets	1,305,651
Redeemable noncontrolling interests	(556,070)
Goodwill	3,520,039
Total purchase consideration	$4,269,620

As of March 31, 2023, we considered these amounts to be provisional because we were still in the process of gathering and reviewing information to support the valuations of the assets acquired, liabilities assumed and related tax positions. Goodwill arising from the acquisition was included in the Merchant Solutions segment as of March 31, 2023 and was attributable to expected growth opportunities, potential synergies from combining the acquired business into our existing business and an assembled workforce. We expect that a portion of the goodwill from this acquisition will be deductible for income tax purposes. Due to the timing of the acquisition, we are still in the process of assigning goodwill to our reporting units.

The following table reflects the provisional estimated fair values of the identified intangible assets of EVO and their respective weighted-average estimated amortization periods:

	Estimated Fair Value	Weighted-Average Estimated Amortization Periods
	(in thousands)	(years)
Customer-related intangible assets	$641,000	10
Contract-based intangible assets	423,000	12
Acquired technologies	138,400	7
Trademarks and trade names	6,000	2
Total estimated identifiable intangible assets	$1,208,400	10

The revenue and earnings of EVO from the acquisition date through March 31, 2023 were not material, nor were the historical revenue and earnings of EVO material for the purpose of presenting pro forma information. In addition, transaction costs associated with this business combination were not material.

NOTE 3—BUSINESS DISPOSITIONS

Businesses Held for Sale

Consumer Business. On April 26, 2023, we completed the sale of the consumer portion of our Netspend business, which comprised our Consumer Solutions segment, for approximately $1 billion, subject to final closing adjustments. In connection with the sale, we provided seller financing consisting of a first lien seven-year secured term loan facility in an aggregate principal amount of $350 million bearing interest at a fixed annual rate of 9% and a second lien twenty-five year secured term loan facility in an aggregate principal amount of $325 million bearing interest at a fixed annual rate of 13%. In addition, we provided the purchasers a first lien five-year $50 million secured revolving facility available from the date of closing of the sale.

The assets and liabilities of our consumer business were classified as held for sale and the disposal group was reported at fair value less costs to sell in our consolidated balance sheets as of March 31, 2023 and December 31, 2022. We recognized a loss on business dispositions in our consolidated statement of income of $244.8 million during the three months ended March 31, 2023 to reduce the carrying amount of the disposal group to estimated fair value less costs to sell. The loss during the three months ended March 31, 2023 included the effects of incremental negotiated closing adjustments, changes in the estimated fair value of the seller financing and the effects of the final tax structure of the transaction.

Gaming Business. On April 1, 2023, we completed the sale of our gaming business for approximately $400 million, including seller financing consisting of a 7-year unsecured promissory note in an aggregate principal amount of $32 million bearing interest at a fixed annual rate of 11%, and subject to final closing adjustments. The assets and liabilities of our gaming business were classified as held for sale in our consolidated balance sheets as of March 31, 2023 and December 31, 2022. We expect to recognize a gain on the sale of approximately $100 million in the second quarter of 2023.

Assets and Liabilities Held for Sale. The major classes of assets presented as held for sale in the consolidated balance sheet as of March 31, 2023 include cash of $88.7 million, accounts receivable of $16.1 million, other current assets of $58.4 million, goodwill of $529.5 million, other intangible assets of $717.9 million, property and equipment of $82.3 million, other noncurrent assets of $45.6 million and an asset group valuation allowance of $316.7 million. The major classes of liabilities presented as held for sale in the consolidated balance sheet as of March 31, 2023 include accounts payable and accrued liabilities of $101.1 million and other noncurrent liabilities of $4.7 million.

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

NOTE 4—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the three months ended March 31, 2023 and 2022 and have been recast to align with the change in the presentation of segment information during 2022 as further described in “Note 15—Segment Information:”

	Three Months Ended March 31, 2023
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,365,894	$443,345	$143,709	$(17,321)	$1,935,627
Europe	176,098	117,104	—	—	293,202
Asia Pacific	63,618	10,458	—	(10,458)	63,618
	$1,605,610	$570,907	$143,709	$(27,779)	$2,292,447

	Three Months Ended March 31, 2022
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,242,620	$406,728	$169,115	$(14,619)	$1,803,844
Europe	174,055	122,011	—	—	296,066
Asia Pacific	56,344	8,587	—	(8,587)	56,344
	$1,473,019	$537,326	$169,115	$(23,206)	$2,156,254

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022

	(in thousands)

Relationship-led	$795,680	$752,214
Technology-enabled	809,930	720,805
	$1,605,610	$1,473,019

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606") requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three months ended March 31, 2023 and 2022, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of March 31, 2023 and December 31, 2022 was as follows:

	Balance Sheet Location	March 31, 2023	December 31, 2022

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$332,417	$329,785
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	$166,497	$152,520

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	$223,675	$226,254
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	$50,180	$45,613

Net contract assets were not material at March 31, 2023 or at December 31, 2022. Revenue recognized for the three months ended March 31, 2023 and 2022 from contract liability balances at the beginning of each period was $83.7 million and $84.1 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 31, 2023. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

2023	$801,521
2024	844,665
2025	695,525
2026	569,521
2027	428,345
2028	196,636
2029 and thereafter	304,716
Total	$3,840,929

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2023 and December 31, 2022, goodwill and other intangible assets consisted of the following:

	March 31, 2023	December 31, 2022

	(in thousands)

Goodwill	$26,850,666	$23,320,736
Other intangible assets:
Customer-related intangible assets	$10,188,001	$9,524,922
Acquired technologies	3,004,005	2,863,731
Contract-based intangible assets	2,169,122	1,741,321
Trademarks and trade names	1,074,058	1,067,745
	16,435,186	15,197,719
Less accumulated amortization:
Customer-related intangible assets	3,329,392	3,155,838
Acquired technologies	1,778,936	1,692,762
Contract-based intangible assets	216,279	197,478
Trademarks and trade names	522,692	493,267
	5,847,299	5,539,345
	$10,587,887	$9,658,374

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the three months ended March 31, 2023:

	Merchant Solutions	Issuer Solutions	Consumer Solutions	Total

	(in thousands)
Balance at December 31, 2022	$13,816,945	$9,503,791	$—	$23,320,736
Goodwill acquired	3,520,039	—	—	3,520,039
Effect of foreign currency translation	5,187	4,940	—	10,127
Measurement period adjustments	(236)	—	—	(236)
Balance at March 31, 2023	$17,341,935	$9,508,731	$—	$26,850,666

Accumulated impairment losses for goodwill as of March 31, 2023 and December 31, 2022 were $833.1 million, of which $475.1 million related to the held for sale consumer business.

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of March 31, 2023 and December 31, 2022, long-term debt consisted of the following:

	March 31, 2023	December 31, 2022

	(in thousands)

3.750% senior notes due June 1, 2023	$550,845	$552,113
4.000% senior notes due June 1, 2023	551,099	552,747
1.500% senior notes due November 15, 2024	498,409	498,164
2.650% senior notes due February 15, 2025	996,907	996,485
1.200% senior notes due March 1, 2026	1,094,411	1,093,932
4.800% senior notes due April 1, 2026	783,899	786,724
2.150% senior notes due January 15, 2027	745,258	744,945
4.950% senior notes due August 15, 2027	495,708	495,463
4.450% senior notes due June 1, 2028	472,702	473,800
3.200% senior notes due August 15, 2029	1,239,983	1,239,588
5.300% senior notes due August 15, 2029	495,537	495,362
2.900% senior notes due May 15, 2030	991,659	991,367
2.900% senior notes due November 15, 2031	742,765	742,555
5.400% senior notes due August 15, 2032	742,291	742,085
4.150% senior notes due August 15, 2049	740,592	740,503
5.950% senior notes due August 15, 2052	738,277	738,177
4.875% senior notes due March 17, 2031	857,064	—
1.000% convertible notes due August 15, 2029	1,447,292	1,445,225
Revolving credit facility	2,323,000	—
Commercial paper notes	1,048,620	—
Finance lease liabilities	30,871	32,435
Other borrowings	132,250	96,908
Total long-term debt	17,719,439	13,458,578
Less current portion	1,185,365	1,169,330
Long-term debt, excluding current portion	$16,534,074	$12,289,248

The carrying amounts of our senior notes and convertible notes in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At March 31, 2023, the unamortized discount on senior notes and convertible notes was $51.8 million, and unamortized debt issuance costs on senior notes and convertible notes were $89.2 million. At December 31, 2022, the unamortized discount on senior notes and convertible notes was $50.8 million and unamortized debt issuance costs on senior notes and convertible notes were $85.4 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At March 31, 2023 and December 31, 2022, unamortized debt issuance costs on the unsecured revolving credit facility were $22.3 million and $23.5 million, respectively.

At March 31, 2023, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year Ending December 31,

2023	$1,147,502
2024	554,394
2025	1,009,577
2026	1,860,108
2027	4,635,269
2028	450,000
2029 and thereafter	8,117,160
Total	$17,774,010

Senior Notes

On March 17, 2023, we issued €800 million aggregate principal amount of 4.875% senior unsecured notes due March 2031 and received net proceeds of €790.6 million, or $843.6 million based on the exchange rate on the issuance date. We issued the senior notes at a discount of $2.8 million, and we incurred debt issuance costs of $7.2 million, including underwriting fees, professional services fees and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at March 31, 2023. Interest on the senior unsecured notes is payable annually in arrears on March 17 of each year, commencing March 17, 2024. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. The net proceeds from the offering were used for general corporate purposes.

Commercial Paper

In January 2023, we established a $2.0 billion commercial paper program under which we may issue senior unsecured commercial paper notes with maturities of up to 397 days from the date of issue. Commercial paper notes are expected to be issued at a discount from par, or they may bear interest, each at commercial paper market rates dictated by market conditions at the time of their issuance. The proceeds from issuances of commercial paper notes will be used primarily for general corporate purposes but may also be used for acquisitions, to pay dividends, for debt refinancing or for other purposes.

As of March 31, 2023, we had net borrowings under our commercial paper program of $1,048.6 million outstanding, presented within long-term debt in our consolidated balance sheet based on our intent and ability to continually refinance on a long-term basis, with a weighted average annual interest rate of 5.87%. The commercial program is backstopped by our revolving credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. As such, we could draw on the revolving credit facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

Fair Value of Long-Term Debt

As of March 31, 2023, our senior notes had a total carrying amount of $12.7 billion and an estimated fair value of $11.8 billion. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy.

As of March 31, 2023, our convertible notes had a total carrying amount of $1.4 billion and an estimated fair value of $1.5 billion. The estimated fair value of our convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the valuation hierarchy.

The fair value of other long-term debt approximated its carrying amount at March 31, 2023.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. The required leverage ratio was increased to 4.50 to 1.00 as a result of the qualifying acquisition of EVO, which will remain in effect for up to eight consecutive quarters with a gradual step-down to 3.75 to 1.00, and the required interest coverage ratio is 3.00 to 1.00. We were in compliance with all applicable covenants as of March 31, 2023.

Interest Expense

Interest expense was $119.0 million and $89.3 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 7—DERIVATIVES AND HEDGING INSTRUMENTS

Net Investment Hedge

We have designated our Euro-denominated senior notes as a hedge of our net investment in our Euro-denominated operations. The purpose of the net investment hedge is to reduce the volatility of our net investment in our Euro-denominated operations due to changes in foreign currency exchange rates.

Investments in foreign operations with functional currencies other than the reporting currency are subject to foreign currency risk as the assets and liabilities of these subsidiaries are translated into the reporting currency at the period-end rate of exchange with the resulting foreign currency translation adjustment presented as a component of other comprehensive income and included in accumulated comprehensive income within equity in our consolidated balance sheets. Net investment hedge accounting offers protection from this risk, and the foreign currency remeasurement gains and losses associated with the Euro-denominated senior notes are presented within the same components of other comprehensive income and accumulated comprehensive income.

As of March 31, 2023, an aggregate €800 million related to our Euro-denominated senior notes due March 2031 was designated as a net investment hedge of our investment in Euro-denominated operations. We recognized a loss of $18.2 million within foreign currency translation adjustments in other comprehensive income in our consolidated statement of comprehensive income during the three months ended March 31, 2023.

Interest Rate Swaps

We have interest rate swap agreements with financial institutions to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. In the first quarter of 2023, we entered into new interest rate swap agreements with an aggregate notional amount of $1.5 billion to convert eligible borrowings under our revolving credit facility from a floating term Secured Overnight Financing Rate to a fixed rate. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreements as cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recorded as components of other comprehensive income. The fair values of our interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments were classified within Level 2 of the valuation hierarchy.

The table below presents information about our interest rate swaps, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at March 31, 2023	Range of Maturity Dates at March 31, 2023	March 31, 2023	December 31, 2022

				(in thousands)

Interest rate swaps (Notional of $1.5 billion at March 31, 2023)	Other noncurrent liabilities	4.26%	April 17, 2027 - August 17, 2027	$46,403	$—

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022

	(in thousands)

Net unrealized (losses) gains recognized in other comprehensive income (loss)	$(48,051)	$8,934
Net unrealized losses reclassified out of other comprehensive income (loss) to interest expense	$1,386	$9,445

As of March 31, 2023, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $0.4 million.

NOTE 8—INCOME TAX

For the three months ended March 31, 2023, we reported a tax benefit in excess of the U.S. statutory tax rate. The tax benefit included the favorable effect of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction. In addition, the tax benefit on the loss on business dispositions was tax effected at the applicable tax rate, whereas the earnings other than this discrete item were tax effected at the lower estimated annual effective tax rate.

Our effective income tax rate for the three months ended March 31, 2022 was 18.4%. Our effective income tax rates for the three months ended March 31, 2022 differed from the U.S. statutory rate primarily as a result of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act into law, which, among other things, implements a 15% corporate alternative minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases effective beginning January 1, 2023. We do not expect the corporate alternative minimum tax will have a material effect on our reported results, cash flows or financial position. During the three months ended March 31, 2023, we reflected excise taxes of $2.3 million within equity as part of the price of common stock repurchased during the period.

NOTE 9—REDEEMABLE NONCONTROLLING INTERESTS

Through the acquisition of EVO, we have certain redeemable noncontrolling interests related to the portion of equity in our consolidated subsidiaries in Poland, Chile, and Greece, not attributable, directly or indirectly, to us, that is redeemable upon the occurrence of an event that is not solely within our control.

We own 66% of our subsidiary in Poland. Under the shareholders agreement, the holder of the remaining 34% of the shares has the option to compel us to purchase the shares held by the minority shareholder at a price per share based on the fair value of the shares. The option expires on January 1, 2024. We own 50.1% of our subsidiary in Chile. Under the shareholders agreement, the holder of the remaining 49.9% of the shares has the option to compel us to purchase those shares at a price per share based on the fair value of the shares. The option has no expiration date. We own 51% of our subsidiary in Greece. Under the shareholders agreement, the holder of the remaining 49% of the shares has the option, under certain limited circumstances, to compel us to purchase those shares at a price set forth in the agreement. In addition, beginning December 2025, the minority shareholder has the option to compel us to purchase those shares at a price per share based on the fair value of the shares. The options have no expiration date.

Because the exercise of each of these redemption options is not solely within our control, the redeemable noncontrolling interests are presented in the mezzanine section between total liabilities and shareholders’ equity, as temporary equity, in our consolidated balance sheet as of March 31, 2023. We adjust the redeemable noncontrolling interests at each balance sheet date to reflect our estimate of the maximum redemption amounts with changes recognized as an adjustment to paid-in capital within equity in our consolidated balance sheets. Such estimates are based on projected operating performance of each subsidiary, and the key assumptions used in estimating the fair value include, but are not limited to, revenue growth rates and weighted-average cost of capital.

Redeemable noncontrolling interests are carried at fair value on a recurring basis and are classified within Level 3 of the valuation hierarchy. The estimated fair value of the redeemable noncontrolling interests was $556.1 million as of the date of the acquisition of EVO and as of March 31, 2023.

NOTE 10—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended March 31, 2023 and 2022, we repurchased and retired 2,058,902 and 4,515,626 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $206.6 million and $649.7 million, or $100.33 and $143.95 per share, respectively. As of March 31, 2023, the remaining amount available under our share repurchase program was $1,295.7 million.

On April 27, 2023, our board of directors declared a dividend of $0.25 per share payable on June 30, 2023 to common shareholders of record as of June 15, 2023.

NOTE 11—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended
	March 31, 2023	March 31, 2022

	(in thousands)

Share-based compensation expense	$89,566	$38,399
Income tax benefit	$9,417	$9,679

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the three months ended March 31, 2023:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2022	2,145	$159.04
Replacement awards	202	98.44
Granted	1,170	113.00
Vested	(753)	167.81
Forfeited	(33)	151.02
Unvested at March 31, 2023	2,731	$132.21

The total fair value of restricted stock and performance awards vested during the three months ended March 31, 2023 and March 31, 2022 was $126.5 million and $93.3 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $75.2 million and $35.1 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $265.4 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.3 years.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2023:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2022	1,139	$111.75	5.4	$17.3
Replacement awards	142	98.44
Granted	195	113.12
Outstanding at March 31, 2023	1,476	$110.65	5.9	$20.9

Options vested and exercisable at March 31, 2023	1,019	$107.00	4.7	$20.9

We recognized compensation expense for stock options of $12.7 million and $1.8 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had $4.4 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.3 years.

The weighted-average grant-date fair value of stock options granted, including replacement awards granted in connection with the EVO acquisition, during the three months ended March 31, 2023 and 2022 was $47.08 and $48.88, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2023	March 31, 2022

Risk-free interest rate	3.86%	1.87%
Expected volatility	45%	40%
Dividend yield	0.81%	0.56%
Expected term (years)	5	5

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

NOTE 12—EARNINGS PER SHARE

Basic earnings per share ("EPS") was computed by dividing net income (loss) attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders was the same as reported net income (loss) attributable to Global Payments for all periods presented.

Diluted EPS is computed by dividing net income (loss) attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. Due to a net loss for the three months ended March 31, 2023, no incremental shares were included in the computation of diluted earnings per share because the effect would be antidilutive. Approximately 1.2 million shares related to stock options and share-based awards were therefore excluded from the dilutive share base for the three months ended March 31, 2023. The dilutive share base for the three months ended March 31, 2022 excluded approximately 388,355 shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share.

The effect of the potential shares needed to settle the conversion spread on the convertible notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the three months ended March 31, 2023, the convertible notes were not included in the computation of diluted EPS as the effect would have been anti-dilutive. Further, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022

	(in thousands)

Basic weighted-average number of shares outstanding	263,115	282,100
Plus: Dilutive effect of stock options and other share-based awards	—	467
Diluted weighted-average number of shares outstanding	263,115	282,567

NOTE 13 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. As of March 31, 2023, approximately 75% of our total balance of cash and cash equivalents was held within a small group of financial institutions, primarily large money center banks. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any losses associated with our balances in such accounts for the three months ended March 31, 2023.

Restricted cash includes amounts that cannot be withdrawn or used for general operating activities under legal or regulatory restrictions. Restricted cash consists of amounts deposited by customers for prepaid card transactions at one of our Spain subsidiaries and funds held as a liquidity reserve at our Chilean and Greek subsidiaries that are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use. Restricted cash is included in prepaid expenses and other current assets in the consolidated balance sheets with a corresponding liability in accounts payable and accrued liabilities.

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

	March 31, 2023	December 31, 2022

	(in thousands)
Cash and cash equivalents	$2,001,671	$1,997,566
Restricted cash included in prepaid expenses and other current assets	147,333	147,422
Cash included in assets held for sale	88,748	70,618
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,237,752	$2,215,606

Long-lived assets

During the three months ended March 31, 2023, we entered into a new agreement to acquire software, of which $48.0 million was financed utilizing a five-year vendor financing arrangement.

In connection with the completion of the EVO acquisition, we acquired right-of-use assets for operating leases of approximately $40.0 million, primarily related to real estate leases, and assumed the associated lease liabilities. As of March 31,

2023, maturities of the acquired operating lease liabilities were as follows: $7.5 million in 2023, $9.9 million in 2024, $8.9 million in 2025, $8.0 million in 2026, $6.4 million in 2027, $3.2 million in 2028 and $1.3 million thereafter.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three months ended March 31, 2023 and 2022:

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2022	$(380,584)	$(22,420)	$(2,965)	$(405,969)
Other comprehensive income (loss)	30,889	(35,715)	—	(4,848)
Balance at March 31, 2023	$(349,695)	$(58,135)	$(2,965)	$(410,817)

Balance at December 31, 2021	$(182,949)	$(48,490)	$(2,743)	$(234,182)
Other comprehensive (loss) income	(26,946)	13,923	—	(13,023)
Balance at March 31, 2022	$(209,895)	$(34,567)	$(2,743)	$(247,205)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $6.4 million and $(5.3) million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 15—SEGMENT INFORMATION

During 2022, as a result of the pending divestiture of the consumer business and changes in how the business is managed, we realigned the businesses previously comprising our Business and Consumer Solutions segment to include the business-to-business portion within our Issuer Solutions segment and the consumer portion forming our new Consumer Solutions segment. Our three reportable segments now are: Merchant Solutions, Issuer Solutions and Consumer Solutions. The presentation of segment information for the three months ended March 31, 2022 has been recast to align with the segment presentation for the three months ended March 31, 2023.

We evaluate performance and allocate resources based on the operating income of each operating segment. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and share-based compensation costs are included in Corporate. Impairment of goodwill and gains or losses on business dispositions are not included in segment operating income. Interest and other income, interest and other expense, income tax expense and equity in income of equity method investments, net of tax, are not allocated to the individual segments. We do not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2022 and our summary of significant accounting policies in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization were as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022

	(in thousands)

Revenues:(1)
Merchant Solutions	$1,605,610	$1,473,019
Issuer Solutions	570,907	537,326
Consumer Solutions	143,709	169,115
Intersegment eliminations	(27,779)	(23,206)
Consolidated revenues	$2,292,447	$2,156,254

Operating income (loss)(1):
Merchant Solutions	$507,210	$444,530
Issuer Solutions	82,810	69,142
Consumer Solutions	(5,798)	22,618
Corporate(2)	(282,654)	(160,343)
Loss on business dispositions	(244,833)	—
Consolidated operating income	$56,735	$375,947

Depreciation and amortization:(1)
Merchant Solutions	$241,573	$249,961
Issuer Solutions	160,853	154,545
Consumer Solutions	—	17,847
Corporate	4,912	6,319
Consolidated depreciation and amortization	$407,338	$428,672

(1) Revenues, operating income (loss) and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. See “Note 2—Acquisition” and “Note 3—Business Dispositions” for further discussion.

(2) Operating loss for Corporate included acquisition and integration expenses of $87.8 million and $48.2 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 16—COMMITMENTS AND CONTINGENCIES

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

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements.

Executive Overview

We are a leading payments technology company delivering innovative software and services to our customers globally. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world.

We have grown organically, as well as through acquisitions, and continue to invest in new technology solutions and innovation, infrastructure to support our growing business and the ongoing consolidation and enhancement of our operating platforms. These investments include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers, along with migration of certain underlying technology platforms to cloud environments to enhance performance, improve speed to market and drive cost efficiencies. We also continue to execute on integration and other activities, such as combining business operations, streamlining technology infrastructure, eliminating duplicative corporate and operational support structures and realizing scale efficiencies.

We have furthered our business strategy through several recent key transactions, including the following:

•On March 24, 2023, we acquired all of the outstanding common stock of EVO Payments, Inc. ("EVO") for total purchase consideration of $4.3 billion. EVO is a leading payment technology and services provider, offering an array of payment solutions to merchants ranging from small and middle market enterprises to multinational companies and organizations across the Americas and Europe. The cash portion of the purchase consideration was funded through cash on hand and borrowings from our revolving credit facility.

•On April 26, 2023, we completed the sale of the consumer portion of our Netspend business for approximately $1 billion, subject to final closing adjustments. In connection with the sale, we provided $675 million of seller financing and a first lien five-year $50 million secured revolving facility available from the date of closing of the sale. We recognized a loss on business dispositions in our consolidated statement of income of $244.8 million during the three months ended March 31, 2023 related to the consumer business disposal group.

•On April 1, 2023, we completed the sale of our gaming business for approximately $400.0 million, including $32 million of seller financing, and subject to final closing adjustments. We expect to recognize a gain on the sale of approximately $100 million in the second quarter of 2023.

•Our capital allocation priorities were supported by the successful issuance of new Euro-denominated senior notes and the launch of a new commercial paper program during the first quarter of 2023.

◦On March 17, 2023, we issued €800 million aggregate principal amount of 4.875% senior unsecured notes due March 2031 and received net proceeds of €790.6 million, or $843.6 million based on the exchange rate on the issuance date. The net proceeds from the offering were used for general corporate purposes.

◦In January 2023, we established a $2.0 billion commercial paper program under which we may issue senior unsecured commercial paper notes with maturities of up to 397 days from the date of issue. The program is backstopped by our revolving credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion on the revolving credit facility. The proceeds from issuances of commercial paper notes will be used for acquisitions, to pay dividends, for debt refinancing or for other general corporate purposes.

Highlights related to our financial condition at March 31, 2023 and results of operations for the three months then ended include the following:

•Consolidated revenues for the three months ended March 31, 2023 increased to $2,292.4 million compared to $2,156.3 million for the prior year. The increase in consolidated revenues was primarily due to an increase in transaction volumes as a result of the increasing use of digital payment solutions, partially offset by the effects of unfavorable foreign currency exchange rates.

•Merchant Solutions segment and Issuer Solutions segment operating income and operating margin for the three months ended March 31, 2023 increased compared to the prior year primarily due to the favorable effects of the increase in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management. These favorable effects were partially offset by the effects of unfavorable foreign currency exchange rates.

•Consolidated operating income for the three months ended March 31, 2023 included the unfavorable effects of the loss on business dispositions as described above and an increase in acquisition and integration expenses as compared to the prior year, primarily related to the acquisition of EVO.

Risks Related to Macroeconomic Conditions

We are exposed to general economic conditions, including currency fluctuations, inflation, rising interest rates and health and social events or other conditions that affect the overall level of consumer, business and government spending, which could negatively affect our financial performance.

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses has been and may continue to be affected by fluctuations in foreign currency exchange rates. For the three months ended March 31, 2023, currency exchange rate fluctuations decreased our consolidated revenues by approximately $30.4 million and decreased our operating income by approximately $10.7 million, calculated by converting revenues and operating income for the current year in local currencies using exchange rates for the prior year. A continued strengthening of the US dollar or other significant fluctuations in foreign currency exchange rates could result in an adverse effect on our future financial results; however, we are unable to predict the extent of the potential effect on our financial results.

We have reduced our interest rate risk through issuance of fixed rate debt in place of variable rate debt, including the effect of interest rate swap hedging arrangements to convert a significant portion of the eligible variable rate borrowings under our revolving credit facility to a fixed rate. However, inflationary pressure or interest rate fluctuations could adversely affect our business and financial performance as a result of higher costs and/or lower consumer spending. In addition, continued inflation or a rise in interest rates could result in an adverse effect on our future financial results and the recoverability of assets. However, as the future magnitude, duration and effects of these conditions are difficult to predict at this time, we are unable to predict the extent of the potential effect on our financial results.

In addition, recent failures of several financial institutions, including Silicon Valley Bank, have created uncertainty in the global financial markets and a greater focus on the potential failure of other banks in the future. Although we do not have exposure to and did not experience losses as a result of these failures, we regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. A disruption in financial markets could impair our banking partners, which could affect our ability to access our cash or cash equivalents, our ability to provide settlement services or our customers' ability to access their existing cash to fulfill their payment obligations to us. The occurrence of these events could negatively affect our business, financial condition and results of operations.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results, see the section entitled "Risk Factors" in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent filings we make with the SEC, including this Quarterly Report on Form 10-Q.

Results of Operations

During 2022, as a result of the pending divestiture of our consumer business and changes in how the business is managed, we realigned the businesses previously comprising our Business and Consumer Solutions segment to include the business-to-business portion within our Issuer Solutions segment and the consumer portion forming our new Consumer Solutions segment. Our three reportable segments now are: Merchant Solutions, Issuer Solutions and Consumer Solutions. The presentation of segment information for the three months ended March 31, 2022 has been recast to align with the segment presentation for the three months ended March 31, 2023. For further information about our reportable segments, see "Item 1. Business—Business Segments" within our Annual Report on Form 10-K for the year ended December 31, 2022, incorporated herein by reference, and "Note 15—Segment Information" in the notes to the accompanying unaudited consolidated financial statements.

The following table sets forth key selected financial data for the three months ended March 31, 2023 and 2022, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the three months ended March 31, 2023 and 2022 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 - Financial Statements.

	Three Months Ended March 31, 2023	% of Revenues(1)	Three Months Ended March 31, 2022	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$1,605,610	70.0%	$1,473,019	68.3%	$132,591	9.0%
Issuer Solutions	570,907	24.9%	537,326	24.9%	33,581	6.2%
Consumer Solutions	143,709	6.3%	169,115	7.8%	(25,406)	(15.0)%
Intersegment eliminations	(27,779)	(1.2)%	(23,206)	(1.1)%	(4,573)	19.7%
Consolidated revenues	$2,292,447	100.0%	$2,156,254	100.0%	$136,193	6.3%

Consolidated operating expenses(2):
Cost of service	$947,753	41.3%	$957,158	44.4%	$(9,405)	(1.0)%
Selling, general and administrative	1,043,126	45.5%	823,149	38.2%	219,977	26.7%
Loss on business dispositions	244,833	10.7%	—	—%	244,833	NM
Operating expenses	$2,235,712	97.5%	$1,780,307	82.6%	$455,405	25.6%

Operating income (loss)(2):
Merchant Solutions	$507,210	22.1%	$444,530	20.6%	$62,680	14.1%
Issuer Solutions	82,810	3.6%	69,142	3.2%	13,668	19.8%
Consumer Solutions	(5,798)	(0.3)%	22,618	1.0%	(28,416)	(125.6)%
Corporate(3)	(282,654)	(12.3)%	(160,343)	(7.4)%	(122,311)	76.3%
Loss on business dispositions	(244,833)	(10.7)%	—	—%	(244,833)	NM
Operating income	$56,735	2.5%	$375,947	17.4%	$(319,212)	(84.9)%

Operating margin(2):
Merchant Solutions	31.6%		30.2%		1.4%
Issuer Solutions	14.5%		12.9%		1.6%
Consumer Solutions	(4.0)%		13.4%		(17.4)%

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

(3) Operating loss for Corporate included acquisition and integration expenses of $87.8 million and $48.2 million for the three months ended March 31, 2023 and 2022, respectively.

Revenues

Consolidated revenues for the three months ended March 31, 2023 increased by 6.3% to $2,292.4 million compared to $2,156.3 million for the prior year. The increase in revenues was primarily due to an increase in transaction volumes as a result of the increasing use of digital payment solutions, partially offset by the effects of unfavorable foreign currency exchange rates as the U.S. dollar strengthened during the first quarter of 2023 as compared to the first quarter of 2022.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the three months ended March 31, 2023 increased by 9.0% to $1,605.6 million compared to $1,473.0 million for the prior year. The increase in revenues was primarily due to an increase in transaction volumes as a result of the increasing use of digital payment solutions and growth in subscription and software revenue, partially offset by the effects of unfavorable foreign currency exchange rates of $17.8 million for the three months ended March 31, 2023.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the three months ended March 31, 2023 increased by 6.2% to $570.9 million compared to $537.3 million for the prior year. The increase in revenues was primarily due to an increase in transaction volumes, partially offset by the effects of unfavorable foreign currency exchange rates of $12.5 million for the three months ended March 31, 2023.

Consumer Solutions Segment. Revenues from our Consumer Solutions segment for the three months ended March 31, 2023 were $143.7 million compared to $169.1 million for the prior year. Revenues for the three months ended March 31, 2023 were affected by reduced consumer spending and lower spending volumes as compared to the prior year.

Operating Expenses

Cost of Service. Cost of service for the three months ended March 31, 2023 was $947.8 million compared to $957.2 million for the prior year. Cost of service as a percentage of revenues decreased to 41.3% for the three months ended March 31, 2023 compared to 44.4% for the prior year. Compared to the prior year, cost of service for the three months ended March 31, 2023 included higher variable costs associated with the increase in revenues, which was more than offset by the favorable effects of lower amortization of acquired intangibles, as the consumer and gaming business assets classified as held for sale are not subject to amortization, and prudent expense management. Amortization of acquired intangibles was $301.3 million and $329.0 million for the three months ended March 31, 2023 and 2022, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2023 increased by 26.7% to $1,043.1 million compared to $823.1 million for the prior year. Selling, general and administrative expenses as a percentage of revenues was 45.5% for the three months ended March 31, 2023 compared to 38.2% for the prior year. The increase in selling, general and administrative expenses was primarily due to increases in variable selling and other costs related to the increase in revenues, acquisition and integration expenses related primarily to the acquisition of EVO, higher compensation and benefits costs, including an increase in share-based compensation expense for retirement eligible executives and our CEO, whose departure was announced on May 1, 2023, and other costs related to the sale of the consumer business. Selling, general and administrative expenses included acquisition and integration expenses of $101.4 million and $51.0 million for the three months ended March 31, 2023 and 2022.

Corporate. Corporate expenses for the three months ended March 31, 2023 were $282.7 million compared to $160.3 million for the prior year. The increase for the three months ended March 31, 2023 compared to the prior year was primarily due to the increase in acquisition and integration and share-based compensation expenses as described above. Corporate expenses included acquisition and integration expenses of $87.8 million for the three months ended March 31, 2023 compared to $48.2 million for the three months ended March 31, 2022.

Operating Income and Operating Margin

Consolidated operating income for the three months ended March 31, 2023 was $56.7 million compared to $375.9 million for the prior year. Operating margin for the three months ended March 31, 2023 was 2.5% compared to 17.4% for the prior year. Consolidated operating income and operating margin for the three months ended March 31, 2023 compared to the prior year included the favorable effects of the increase in revenues, since certain fixed costs do not vary with revenues, and lower amortization of acquired intangibles as described above. We recognized a loss on business dispositions in our consolidated statement of income of $244.8 million during the three months ended March 31, 2023 to reduce the carrying amount of the disposal group to estimated fair value less costs to sell, including the effects of incremental negotiated closing adjustments, changes in the estimated fair value of the seller financing and the effects of the final tax structure of the transaction. Operating income for the three months ended March 31, 2023 also included the unfavorable effect of higher acquisition and integration and share-based compensation expenses as described above.

Segment Operating Income and Operating Margin

In our Merchant Solutions segment, operating income and operating margin for the three months ended March 31, 2023 increased compared to the prior year primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management. These favorable effects were partially offset by incremental expenses related to continued investment in new product, innovation and our technology environments and the effects of unfavorable foreign currency exchange rates. In our Issuer Solutions segment, operating income and operating margin for the three months ended March 31, 2023 increased compared to the prior year primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management, partially offset by the effects of unfavorable foreign currency exchange rates. In our Consumer Solutions segment, operating income and operating margin for the three months ended March 31, 2023 were unfavorably affected by the decline in revenues and higher costs related to the sale of the consumer business.

Other Income/Expense, Net

Interest and other expense for the three months ended March 31, 2023 increased to $122.9 million compared to $93.3 million for the prior year as a result of the increase in our average outstanding borrowings and higher average interest rates on outstanding borrowings.

Income Tax (Benefit) Expense

For the three months ended March 31, 2023, we reported a tax benefit of 57.0% of the reported loss before taxes compared to a tax expense of 18.4% of the reported income before taxes for the three months ended March 31, 2022. The tax rate for the three months ended March 31, 2023 included a higher benefit from foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction as compared to the three months ended March 31, 2022. In addition, during the three months ended March 31, 2023, we recognized a tax benefit on the loss on business disposition at the applicable tax rate, whereas the earnings other than this discrete item were tax effected at the lower estimated annual effective tax rate.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act into law, which, among other things, implements a 15% corporate alternative minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases effective beginning January 1, 2023. We do not expect the corporate alternative minimum tax will have a material effect on our reported results, cash flows or financial position. During the three months ended March 31, 2023, we reflected excise taxes of $2.3 million within equity as part of the price of common stock repurchased during the period.

Net Income (Loss) Attributable to Global Payments

Net loss attributable to Global Payments was $11.0 million for the three months ended March 31, 2023 compared to net income of $244.7 million for the prior year, reflecting the changes in operating income noted above along with changes in equity in income of equity method investments.

Diluted Earnings (Loss) per Share

Diluted loss per share was $0.04 for the three months ended March 31, 2023 compared to diluted earnings per share of $0.87 for the prior year. Diluted loss per share for the three months ended March 31, 2023 reflects the changes in net income (loss).

Liquidity and Capital Resources

We have numerous sources of capital, including cash on hand and cash flows generated from operations as well as various sources of financing. In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows and borrowings, including the capacity under our revolving credit facility.

Our capital allocation priorities are to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, to pay principal and interest on our outstanding debt and to repurchase shares of our common stock. Our significant contractual cash requirements also include ongoing payments for lease liabilities and contractual obligations related to service arrangements with suppliers for fixed or minimum amounts, which primarily relate to software, technology infrastructure and related services. Commitments under our borrowing arrangements are further described in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." For additional information regarding our other cash commitments and contractual obligations, see "Note 7—Leases" and “Note 18—Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while optimizing our cost of capital and financial position. To supplement cash from operating activities, we use a combination of bank financing, such as borrowings under our credit facilities, commercial paper program and senior note issuances, for general corporate purposes and to fund acquisitions. Our commercial paper program, established during the first quarter of 2023, provides a cost effective means of satisfying our short-term liquidity needs and is backstopped by our revolving credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. Finally, specialized lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card networks.

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

At March 31, 2023, we had cash and cash equivalents totaling $2,001.7 million. Of this amount, we considered $696.2 million to be available for general purposes, of which $61.2 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $696.2 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $147.3 million as of March 31, 2023, representing amounts deposited by customers for prepaid card transactions at one of our Spain subsidiaries and funds held as a liquidity reserve at our Chilean and Greek subsidiaries. These balances are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $599.5 million and $630.0 million for the three months ended March 31, 2023 and 2022, respectively, which reflect net income adjusted for noncash items, including depreciation and amortization, charges associated with the loss on business dispositions and facility exit charges, and changes in operating assets and liabilities. The decrease in cash flows from operating activities from the prior year was due to fluctuations in operating assets and liabilities that are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations and accounts payable and other liabilities balances.

We used net cash in investing activities of $4,206.8 million and $160.8 million during the three months ended March 31, 2023 and 2022, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions, net of cash and restricted cash acquired, and capital expenditures. During the three months ended March 31, 2023 and 2022, we used cash of $4,046.8 million and $4.7 million, respectively, for acquisitions. We made capital expenditures of $162.2 million and $156.1 million during the three months ended March 31, 2023 and 2022, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make significant capital investments in the business, and we anticipate capital expenditures to grow at a similar rate as our revenue growth for the year ending December 31, 2023.

Financing activities include borrowings and repayments under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. Financing activities provided net cash of $3,610.8 million during the three months ended March 31, 2023, and we used net cash in financing activities of $376.3 million during the three months ended March 31, 2022.

Proceeds from long-term debt were $4,708.1 million and $1,529.2 million for the three months ended March 31, 2023 and 2022, respectively. Repayments of long-term debt were $1,556.0 million and $1,176.5 million for the three months ended March 31, 2023 and 2022, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our revolving credit facility, as well as scheduled principal repayments we make on our term loans, finance leases and other vendor financing arrangements. During the three months ended March 31, 2023, we also had net borrowings of $1,048.6 million under our commercial paper program. See section "Long-Term Debt and Lines of Credit" below for further discussion of our recent debt transactions.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the three months ended March 31, 2023, we had net repayments of settlement lines of credit of $281.4 million. During the three months ended March 31, 2023, we had net borrowings from settlement lines of credit of $16.5 million.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the three months ended March 31, 2023 and 2022, we used $206.6 million and $649.7 million, respectively, to repurchase shares of our common stock. As of March 31, 2023, the remaining amount available under our share repurchase program was $1,295.7 million.

We paid dividends to our common shareholders in the amounts of $65.8 million and $70.2 million during the three months ended March 31, 2023 and 2022, respectively.

Long-Term Debt and Lines of Credit

Senior Notes

We have $12.7 billion in aggregate principal amount of senior unsecured notes, which mature at various dates ranging from June 2023 to August 2052. Interest on the senior notes is payable annually or semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture.

On March 17, 2023, we issued €800 million aggregate principal amount of 4.875% senior unsecured notes due March 2031 and received net proceeds of €790.6 million, or $843.6 million based on the exchange rate on the issuance date. We issued the senior notes at a discount of $2.8 million, and we incurred debt issuance costs of $7.2 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at March 31, 2023. Interest on the senior unsecured notes is payable annually in arrears on March 17 of each year, commencing March 17, 2024. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. The net proceeds from the offering were used for general corporate purposes.

Convertible Notes

We have $1.5 billion in aggregate principal amount of 1.000% convertible notes due 2029, which were issued during 2022 in a private placement pursuant to an investment agreement with Silver Lake Partners.

The convertible notes bear interest at a rate of 1.000% per annum. Interest on the convertible notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023, to the holders of record on the preceding February 1 and August 1, respectively. The convertible notes mature on August 15, 2029, subject to earlier conversion or repurchase.

Revolving Credit Facility

Our revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents, provides for an unsubordinated unsecured $5.75 billion revolving credit facility that matures in August 2027.

We may issue standby letters of credit of up to $250.0 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of March 31, 2023, there were borrowings of $2,323.0 million outstanding under the revolving credit facility, and the total available commitments under the revolving credit facility were $2.4 billion.

Commercial Paper

In January 2023, we established a $2.0 billion commercial paper program under which we may issue senior unsecured commercial paper notes with maturities of up to 397 days from the date of issue. The program is backstopped by our revolving credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. As such, we could draw on the revolving credit facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

Commercial paper notes are expected to be issued at a discount from par, or they may bear interest, each at commercial paper market rates dictated by market conditions at the time of their issuance. The proceeds from issuances of commercial paper notes will be used primarily for general corporate purposes but may also be used for acquisitions, to pay dividends, for debt refinancing or for other purposes.

As of March 31, 2023, we had borrowings under our commercial paper program of $1,048.6 million outstanding with a weighted average annual interest rate of 5.87%.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. The required leverage ratio was increased to 4.50 to 1.00 as a result of the qualifying acquisition of EVO, which will remain in effect for up to eight consecutive quarters with a gradual step-down to 3.75 to 1.00, and the required interest coverage ratio is 3.00 to 1.00. We were in compliance with all applicable covenants as of March 31, 2023.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of March 31, 2023, a total of $82.6 million of cash on deposit was used to determine the available credit.

As of March 31, 2023, we had $482.3 million outstanding under these lines of credit with additional capacity to fund settlement of $1.8 billion. During the three months ended March 31, 2023, the maximum and average outstanding balances under these lines of credit were $994.9 million and $460.6 million, respectively. The weighted-average interest rate on these borrowings was 6.12% at March 31, 2023.

See "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further information about our borrowing agreements.

Update to Critical Accounting Estimates

Redeemable noncontrolling interests - Redeemable noncontrolling interests in our subsidiaries in Poland, Chile, and Greece relate to the portion of equity in each of those subsidiaries not attributable, directly or indirectly, to us, which is redeemable upon the occurrence of an event that is not solely within our control. We adjust the redeemable noncontrolling interests at each balance sheet date to reflect our estimates of the maximum redemption amounts with changes recognized as an adjustment to our additional paid-in capital or, in the absence of additional paid-in capital, to shareholders’ deficit. Such estimates are based on projected operating performance of the subsidiaries and the key assumptions used in estimating the fair values include, but are not limited to, revenue growth rates and weighted-average cost of capital. Refer to “Note 9—Redeemable Noncontrolling Interests” in the notes to the accompanying unaudited consolidated financial statements for further information.

Effect of New Accounting Pronouncements and Recently Issued Accounting Pronouncements Not Yet Adopted

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that may affect our current and/or future financial statements. There were no new recently adopted accounting pronouncements or recently issued accounting pronouncements not yet adopted during the period.

Forward-Looking Statements

Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as capital expenditures; the effects of economic conditions on our business; statements about the benefits of our acquisitions or divestitures, including future financial and operating results, the company’s plans, objectives, expectations and intentions, and the successful integration of our acquisitions or completion of anticipated benefits or strategic initiatives; and our success and timing in developing and introducing new services and expanding our business. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors, among others, that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include the effects of global economic, political, market, health and social events or other conditions; foreign currency exchange, continuing inflation and rising interest rate risks; difficulties, delays and higher than anticipated costs related to integrating the businesses of acquired companies, including with respect to implementing controls to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; the effect of a security breach or operational failure on the Company's business; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain, develop and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness; our ability to meet environmental, social and governance targets, goals and commitments; the potential effects of climate change, including natural disasters; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards on us or our partners and customers, including privacy and cybersecurity laws and regulations; and other events beyond our control, and other factors presented in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent filings we make with the SEC, including this Quarterly Report on Form 10-Q, which we advise you to review.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

With respect to foreign currency exchange rate risk, during the three months ended March 31, 2023, we designated our Euro-denominated senior notes of €800 million as a hedge of our net investment in our Euro-denominated operations. The purpose of the net investment hedge is to offset the volatility of our net investment in our Euro-denominated operations due to changes in foreign currency exchange rates.

With respect to interest rate risk, in March 2023, we entered into interest rate swap agreements with an aggregate notional amount of $1.5 billion to convert eligible borrowings under our revolving credit facility from a floating term Secured Overnight Financing Rate to a fixed rate, which reduces our exposure to fluctuations in interest rates.

See "Note 7—Derivatives and Hedging Instruments" in the notes to the accompanying unaudited consolidated financial statements for further information about our hedging arrangements.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We completed our acquisition of EVO on March 24, 2023. In accordance with our integration efforts, we plan to incorporate EVO's operations into our internal control over financial reporting program within the time provided by the applicable rules and regulations of the U.S. Securities and Exchange Commission.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows. See "Note 16—Commitments and Contingencies" in the notes to the accompanying unaudited consolidated financial statements for information about certain legal matters.

ITEM 1A—RISK FACTORS

The following risk factors are an update to our previously disclosed risk factors and should be considered in conjunction with the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2022 and any subsequent filings we make with the SEC.

Adverse developments that affect financial institutions, such as bank failures, or concerns or speculation about any similar events or risks, could affect our ability to access our cash or cash equivalents, lead to market-wide liquidity problems or adversely affect our merchant settlement activities, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets.

Although we do not have exposure to and did not experience losses as a result of recent bank failures, we regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. A disruption in financial markets could impair our banking partners, on which we rely for operating cash management and derivative programs, which could affect our ability to access our cash or cash equivalents. Furthermore, if our customers are negatively affected by these disruptions, such as being unable to access their existing cash to fulfill their payment obligations to us, our business may be negatively affected.

In addition, we rely on various financial institutions to provide clearing services in connection with our settlement activities. Under this model, our financial institution sponsors have possession of the merchant settlement funds until the merchant has been funded. If our sponsor financial institutions in any market should fail, we would need to find another financial institution to provide those services or we would need to obtain direct membership with Visa and Mastercard, either of which could prove to be difficult and expensive. We could also have liability to the merchants for the outstanding settlement funds. The occurrence of any of these events could harm our business, financial condition and results of operations.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended March 31, 2023 is set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
January 1-31, 2023	—	$—	—	$—
February 1-28, 2023	263,633	113.50	—	—
March 1-31, 2023	2,061,112	99.23	2,058,902	—
Total	2,324,745	$101.83	2,058,902	$1,295.7

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions. During the quarter ended March 31, 2023, pursuant to our employee incentive plans, we withheld 265,843 shares, at an average price per share of $113.46, in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of March 31, 2023, the remaining amount available under our share repurchase program was $1,295.7 million. The authorizations by our board of directors do not expire but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

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

3.3	Twelfth Amended and Restated Bylaws of Global Payments Inc., incorporated by reference to Exhibit 3.1 to Global Payment Inc.’s Current Report on Form 8-K filed on February 1, 2023.
4.1
Indenture, dated as of August 14, 2019, between Global Payments Inc. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, incorporated by reference to Exhibit 4.1 to Global Payments Inc.’s Current Report on Form 8-K filed on August 14, 2019.

4.2
Supplemental Indenture No. 6, dated as of March 17, 2023, between Global Payments Inc., U.S. Bank National Association, as trustee. Elavon Financial Services DAC, UK Branch, as initial paying agent, and U.S. Bank Trust Company, National Association, as initial securities registrar and transfer agent, incorporated by reference to Exhibit 4.2 to Global Payments Inc.’s Current Report on Form 8-K filed on March 17, 2023.

4.3	Form of Global Note representing the Notes (included in Exhibit 4.2)
10.1*	Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2023).
10.2*	Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2023).
10.3*	Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2023).
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

Global Payments Inc.
(Registrant)

Date: May 3, 2023	/s/ Joshua J. Whipple
Joshua J. Whipple
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)