Form 10-Q
period 2023-06-30
GLOBAL PAYMENTS INC
filed 2023-08-01
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
The number of shares of the issuer’s common stock, no par value, outstanding as of July 27, 2023 was 259,993,893.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended June 30, 2023

PART I - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	June 30, 2023	June 30, 2022

Revenues	$2,452,469	$2,280,906
Operating expenses:
Cost of service	941,952	962,299
Selling, general and administrative	1,013,514	863,179
Impairment of goodwill	—	833,075
(Gain) loss on business dispositions	(105,738)	152,211
	1,849,728	2,810,764
Operating income (loss)	602,741	(529,858)

Interest and other income	27,944	2,956
Interest and other expense	(191,423)	(99,188)
	(163,479)	(96,232)
Income (loss) before income taxes and equity in income of equity method investments	439,262	(626,090)
Income tax expense	172,211	52,776
Income (loss) before equity in income of equity method investments	267,051	(678,866)
Equity in income of equity method investments, net of tax	17,155	13,815
Net income (loss)	284,206	(665,051)
Net income attributable to noncontrolling interests, net of tax	(10,058)	(7,948)
Net income (loss) attributable to Global Payments	$274,148	$(672,999)

Earnings (loss) per share attributable to Global Payments:
Basic earnings (loss) per share	$1.05	$(2.42)
Diluted earnings (loss) per share	$1.05	$(2.42)

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Six Months Ended
	June 30, 2023	June 30, 2022

Revenues	$4,744,916	$4,437,160
Operating expenses:
Cost of service	1,889,705	1,919,457
Selling, general and administrative	2,056,641	1,686,328
Impairment of goodwill	—	833,075
Net loss on business dispositions	139,095	152,211
	4,085,441	4,591,071
Operating income (loss)	659,475	(153,911)

Interest and other income	39,097	4,667
Interest and other expense	(314,368)	(192,471)
	(275,271)	(187,804)
Income (loss) before income taxes and equity in income of equity method investments	384,204	(341,715)
Income tax expense	140,812	104,994
Income (loss) before equity in income of equity method investments	243,392	(446,709)
Equity in income of equity method investments, net of tax	36,394	31,294
Net income (loss)	279,786	(415,415)
Net income attributable to noncontrolling interests, net of tax	(16,679)	(12,851)
Net income (loss) attributable to Global Payments	$263,107	$(428,266)

Earnings (loss) per share attributable to Global Payments:
Basic earnings (loss) per share	$1.00	$(1.53)
Diluted earnings (loss) per share	$1.00	$(1.53)

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	June 30, 2023	June 30, 2022

Net income (loss)	$284,206	$(665,051)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,596	(210,882)
Reclassification of accumulated foreign currency translation losses to net loss as a result of the sale of a foreign entity	—	62,925
Income tax (expense) benefit related to foreign currency translation adjustments	(343)	963
Net unrealized gains on hedging activities	40,078	5,051
Reclassification of net unrealized (gains) losses on hedging activities to interest expense	(901)	7,534
Income tax expense related to hedging activities	(9,144)	(3,052)
Other, net of tax	(22)	—
Other comprehensive income (loss)	34,264	(137,461)

Comprehensive income (loss)	318,470	(802,512)
Comprehensive income (loss) attributable to noncontrolling interests	11,906	(5,540)
Comprehensive income (loss) attributable to Global Payments	$306,564	$(796,972)

	Six Months Ended
	June 30, 2023	June 30, 2022

Net income (loss)	$279,786	$(415,415)
Other comprehensive income (loss):
Foreign currency translation adjustments	42,046	(243,843)
Reclassification of accumulated foreign currency translation losses to net loss as a result of the sale of a foreign entity	—	62,925
Income tax (expense) benefit related to foreign currency translation adjustments	(530)	1,634
Net unrealized gains (losses) on hedging activities	(7,973)	13,985
Reclassification of net unrealized losses on hedging activities to interest expense	485	16,979
Income tax (expense) benefit related to hedging activities	1,806	(7,508)
Other, net of tax	(44)	—
Other comprehensive income (loss)	35,790	(155,828)

Comprehensive income (loss)	315,576	(571,243)
Comprehensive income (loss) attributable to noncontrolling interests	24,901	(5,981)
Comprehensive income (loss) attributable to Global Payments	$290,675	$(565,262)

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,919,591	$1,997,566
Accounts receivable, net	1,159,266	998,332
Settlement processing assets	1,600,809	2,519,114
Current assets held for sale	7,224	138,815
Prepaid expenses and other current assets	832,254	660,321
Total current assets	5,519,144	6,314,148
Goodwill	26,491,160	23,320,736
Other intangible assets, net	10,741,990	9,658,374
Property and equipment, net	2,084,209	1,838,809
Deferred income taxes	112,087	37,907
Noncurrent assets held for sale	29	1,295,799
Notes receivable	724,644	—
Other noncurrent assets	2,477,617	2,343,241
Total assets	$48,150,880	$44,809,014
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$528,990	$747,111
Current portion of long-term debt	75,681	1,169,330
Accounts payable and accrued liabilities	2,710,458	2,442,560
Settlement processing obligations	1,802,361	2,413,799
Current liabilities held for sale	942	125,891
Total current liabilities	5,118,432	6,898,691
Long-term debt	16,975,360	12,289,248
Deferred income taxes	2,447,947	2,428,412
Noncurrent liabilities held for sale	164	4,478
Other noncurrent liabilities	693,518	647,975
Total liabilities	25,235,421	22,268,804
Commitments and contingencies
Redeemable noncontrolling interests	499,479	—
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at June 30, 2023 and December 31, 2022; 259,962,485 issued and outstanding at June 30, 2023 and 263,081,872 issued and outstanding at December 31, 2022	—	—
Paid-in capital	19,686,035	19,978,095
Retained earnings	2,863,852	2,731,380
Accumulated other comprehensive loss	(378,401)	(405,969)
Total Global Payments shareholders’ equity	22,171,486	22,303,506
Nonredeemable noncontrolling interests	244,494	236,704
Total equity	22,415,980	22,540,210
Total liabilities, redeemable noncontrolling interests and equity	$48,150,880	$44,809,014
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income (loss)	$279,786	$(415,415)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	223,753	199,875
Amortization of acquired intangibles	645,675	656,373
Amortization of capitalized contract costs	59,065	53,113
Share-based compensation expense	136,701	85,414
Provision for operating losses and credit losses	61,313	57,929
Noncash lease expense	32,362	43,036
Deferred income taxes	(317,660)	(180,001)
Equity in income of equity method investments, net of tax	(36,394)	(31,294)
Impairment of goodwill	—	833,075
Net loss on business dispositions	139,095	152,211
Other, net	1,409	17,573
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(58,981)	(80,580)
Settlement processing assets and obligations, net	213,936	69,595
Prepaid expenses and other assets	(191,478)	(191,652)
Accounts payable and other liabilities	(24,099)	(71,119)
Net cash provided by operating activities	1,164,483	1,198,133
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash and restricted cash acquired	(4,101,415)	(9,931)
Capital expenditures	(331,002)	(324,027)
Issuance of notes receivable	(50,000)	—
Net cash from sales of businesses	478,695	(29,755)
Other, net	2,186	16
Net cash used in investing activities	(4,001,536)	(363,697)
Cash flows from financing activities:
Net borrowings from (repayments of) settlement lines of credit	(233,075)	4,139
Net borrowings from commercial paper notes	1,841,675	—
Proceeds from long-term debt	7,359,193	2,954,156
Repayments of long-term debt	(5,673,724)	(2,276,488)
Payments of debt issuance costs	(12,255)	(1,706)
Repurchases of common stock	(418,271)	(1,249,994)
Proceeds from stock issued under share-based compensation plans	19,282	23,619
Common stock repurchased - share-based compensation plans	(33,680)	(26,972)
Distributions to noncontrolling interests	(17,255)	(14,363)
Payment of contingent consideration in business combination	—	(15,726)
Dividends paid	(130,635)	(139,315)
Net cash provided by (used in) financing activities	2,701,255	(742,650)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	34,543	(114,968)
Decrease in cash, cash equivalents and restricted cash	(101,255)	(23,182)
Cash, cash equivalents and restricted cash, beginning of the period	2,215,606	2,123,023
Cash, cash equivalents and restricted cash, end of the period	$2,114,351	$2,099,841

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2023	261,771	$19,839,506	$2,654,589	$(410,817)	$22,083,278	$243,481	$22,326,759	$556,070
Net income (loss)			274,148		274,148	10,062	284,210	(4)
Other comprehensive income				32,416	32,416	717	33,133	1,131
Stock issued under share-based compensation plans	259	13,179			13,179		13,179
Common stock repurchased - share-based compensation plans	(62)	(6,290)			(6,290)		(6,290)
Share-based compensation expense		47,135			47,135		47,135
Repurchases of common stock	(2,006)	(207,495)			(207,495)		(207,495)
Distributions to noncontrolling interests					—	(9,766)	(9,766)	(1,271)
Redeemable noncontrolling interests measurement period adjustment					—		—	(56,447)
Cash dividends declared ($0.25 per common share)			(64,885)		(64,885)		(64,885)
Balance at June 30, 2023	259,962	$19,686,035	$2,863,852	$(378,401)	$22,171,486	$244,494	$22,415,980	$499,479

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
Balance at March 31, 2022	281,434	$22,338,086	$3,068,683	$(247,205)	$25,159,564	$235,241	$25,394,805
Net income (loss)			(672,999)		(672,999)	7,948	(665,051)
Other comprehensive loss				(123,973)	(123,973)	(13,488)	(137,461)
Stock issued under share-based compensation plans	125	15,680			15,680		15,680
Common stock repurchased - share-based compensation plans	(2)	(220)			(220)		(220)
Share-based compensation expense		47,014			47,014		47,014
Repurchases of common stock	(4,524)	(599,986)	(352)		(600,338)		(600,338)
Distributions to noncontrolling interest					—	(8,829)	(8,829)
Cash dividends declared ($0.25 per common share)			(69,073)		(69,073)		(69,073)
Balance at June 30, 2022	277,033	$21,800,574	$2,326,259	$(371,178)	$23,755,655	$220,872	$23,976,527

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2022	263,082	$19,978,095	$2,731,380	$(405,969)	$22,303,506	$236,704	$22,540,210	$—
Net income (loss)			263,107		263,107	16,683	279,790	(4)
Other comprehensive income				27,568	27,568	7,091	34,659	1,131
Stock issued under share-based compensation plans	1,273	19,282			19,282		19,282
Common stock repurchased - share-based compensation plans	(328)	(36,479)			(36,479)		(36,479)
Share-based compensation expense		136,701			136,701		136,701
Redeemable noncontrolling interests acquired in a business combination					—		—	556,070
Issuance of share-based awards in connection with a business combination		2,484			2,484		2,484
Repurchases of common stock	(4,065)	(414,048)			(414,048)		(414,048)
Distributions to noncontrolling interests					—	(15,984)	(15,984)	(1,271)
Redeemable noncontrolling interests measurement period adjustment					—		—	(56,447)
Cash dividends declared ($0.50 per share)			(130,635)		(130,635)		(130,635)
Balance at June 30, 2023	259,962	$19,686,035	$2,863,852	$(378,401)	$22,171,486	$244,494	$22,415,980	$499,479

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
Balance at December 31, 2021	284,750	$22,880,261	$2,982,122	$(234,182)	$25,628,201	$241,216	$25,869,417
Net income (loss)			(428,266)		(428,266)	12,851	(415,415)
Other comprehensive loss				(136,996)	(136,996)	(18,832)	(155,828)
Stock issued under share-based compensation plans	1,518	23,619			23,619		23,619
Common stock repurchased - share-based compensation plans	(196)	(27,008)			(27,008)		(27,008)
Share-based compensation expense		85,414			85,414		85,414
Repurchases of common stock	(9,039)	(1,161,712)	(88,282)		(1,249,994)		(1,249,994)
Distributions to noncontrolling interest					—	(14,363)	(14,363)
Cash dividends declared ($0.50 per common share)			(139,315)		(139,315)		(139,315)
Balance at June 30, 2022	277,033	$21,800,574	$2,326,259	$(371,178)	$23,755,655	$220,872	$23,976,527

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation - We are a leading payments technology company delivering innovative software and services to our customers globally. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world. We operate in two reportable segments: Merchant Solutions and Issuer Solutions. As described in "Note 3—Business Dispositions," during the second quarter of 2023, we completed the sale of the consumer portion of our Netspend business, which comprised our former Consumer Solutions segment. Our consolidated financial statements include the results of our former Consumer Solutions segment for periods prior to disposition. See "Note 15—Segment Information" for further information. Global Payments Inc. and its consolidated subsidiaries are referred to herein collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

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

NOTE 2—ACQUISITION

EVO Payments, Inc.

On March 24, 2023, we acquired all of the outstanding common stock of EVO Payments, Inc. (“EVO”). EVO is a leading payment technology and services provider, offering an array of payment solutions to merchants ranging from small and middle market enterprises to multinational companies and organizations across the Americas and Europe. The acquisition aligns with our technology-enabled payments strategy, expands our geographic presence in attractive markets and augments our business-to-business software and payment solutions business.

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

(3) Pursuant to the merger agreement, we granted equity awards for approximately 0.3 million shares of Global Payments common stock to certain EVO equity awards holders. Each such replacement award is subject to the same terms and conditions (including vesting and exercisability) that applied to the corresponding EVO equity award. We apportioned the fair value of the replacement awards between purchase consideration (the portion attributable to pre-acquisition services in relation to the total vesting term of the award) and amounts to be recognized in periods following the acquisition as share-based compensation expense over the requisite service period of the replacement awards.

(4) Certain acquiree transaction costs and liabilities, including amounts outstanding under EVO’s tax receivable agreement, were required to be repaid by us upon consummation of the acquisition.

The cash portion of the purchase consideration was funded through cash on hand and borrowings under our revolving credit facility.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of June 30, 2023, including a reconciliation to the total purchase consideration, were as follows:

	Provisional Amounts at Acquisition Date	Measurement-period Adjustments	Provisional Amounts at June 30, 2023

	(in thousands)
Cash and cash equivalents	$324,859	$—	$324,859
Accounts receivable	105,680	(399)	105,281
Settlement processing assets	125,061	(77)	124,984
Deferred income tax assets	15,464	—	15,464
Property and equipment	83,540	(4,261)	79,279
Identifiable intangible assets	1,208,400	360,600	1,569,000
Other assets	157,166	(4,080)	153,086
Accounts payable and accrued liabilities	(277,800)	(4,488)	(282,288)
Settlement lines of credit	(11,371)	—	(11,371)
Settlement processing obligations	(199,161)	—	(199,161)
Deferred income tax liabilities	(168,098)	(80,486)	(248,584)
Other liabilities	(58,089)	(722)	(58,811)
Total identifiable net assets	1,305,651	266,087	1,571,738
Redeemable noncontrolling interests	(556,070)	56,447	(499,623)
Goodwill	3,520,039	(322,534)	3,197,505
Total purchase consideration	$4,269,620	$—	$4,269,620

As of June 30, 2023, we considered these amounts to be provisional because we were still in the process of gathering and reviewing information to support the valuations of the assets acquired, liabilities assumed and related tax positions. We made measurement-period adjustments as shown in the table above, and the effects of the measurement-period adjustments on our consolidated statement of income for the second quarter of 2023 were not material.

Goodwill arising from the acquisition was included in the Merchant Solutions segment as of June 30, 2023 and was attributable to expected growth opportunities, potential synergies from combining the acquired business into our existing business and an assembled workforce. We expect that a portion of the goodwill from this acquisition will be deductible for income tax purposes. As the amounts are still provisional, we are still in the process of assigning goodwill to our reporting units.

The following table reflects the provisional estimated acquisition-date fair values of the identified intangible assets of EVO and their respective weighted-average estimated amortization periods:

	Estimated Fair Value	Weighted-Average Estimated Amortization Periods
	(in thousands)	(years)
Customer-related intangible assets	$946,000	10
Contract-based intangible assets	529,000	12
Acquired technologies	88,000	7
Trademarks and trade names	6,000	2
Total estimated identifiable intangible assets	$1,569,000	11

From the acquisition date through June 30, 2023, the acquired operations of EVO contributed less than 10% to our consolidated revenues and operating income. The historical revenue and earnings of EVO were not material for the purpose of presenting pro forma information. In addition, transaction costs associated with this business combination were not material.

NOTE 3—BUSINESS DISPOSITIONS

Gaming Business. On April 1, 2023, we completed the sale of our gaming business for approximately $400 million, subject to certain closing adjustments. The gaming business was included in our Merchant Solutions segment prior to disposition, and had been presented as held for sale in our consolidated balance sheet since December 31, 2022. In connection with the sale, we provided $32 million of seller financing as described below. We recognized a gain on the sale of $104.1 million during the three and six months ended June 30, 2023, and the sale is subject to certain additional final closing adjustments. The gain was presented within gain on business dispositions in the consolidated statement of income.

Consumer Business. On April 26, 2023, we completed the sale of the consumer portion of our Netspend business for approximately $1 billion, subject to certain closing adjustments. The consumer business comprised our former Consumer Solutions segment prior to disposition, and had been presented as held for sale with certain adjustments to report the disposal group at fair value less costs to sell in our consolidated balance sheet since June 30, 2022. In connection with the sale, we provided $675 million of seller financing as described below. We recognized a gain (loss) on business dispositions in our consolidated statement of income of $1.6 million and $(243.2) million during the three and six months ended June 30, 2023, respectively. The gain (loss) during the three and six months ended June 30, 2023 included the effects of incremental negotiated closing adjustments, changes in the estimated fair value of the seller financing and the effects of the final tax structure of the transaction. As further discussed in "Note 5— Goodwill and Other Intangible Assets," we recognized a goodwill impairment charge of $833.1 million during the three and six months ended June 30, 2022 related to our former Business and Consumer Solutions reporting unit. We also recognized a charge of $25.0 million during the three and six months ended June 30, 2022 to reduce the disposal group to estimated fair value less costs to sell, which was presented within net loss on business dispositions in our consolidated statement of income.

Notes Receivable and Allowance for Credit Losses

In connection with the sale of our consumer business, we provided seller financing consisting of the following: (1) a first lien seven-year secured term loan facility with an aggregate principal amount of $350 million bearing interest at a fixed annual rate of 9.0%, including 3.5% payable quarterly in cash and 5.5% settled quarterly via the issuance of additional paid-in-kind ("PIK") notes with the same terms as the original notes until December 2024, after which interest will be payable quarterly in cash along with quarterly principal payments of $4.375 million with the remaining balance due at maturity; and (2) a second lien twenty-five year secured term loan facility with an aggregate principal amount of $325 million bearing interest at a fixed annual rate of 13.0% PIK due at maturity. The aggregate fair value of the first and second lien term loans upon the closing of the transaction was $653.9 million, calculated using a discounted cash flow approach. In addition, we provided the purchasers a five-year $50 million secured revolving facility available from the date of closing of the sale, bearing interest at a fixed annual rate of 9.0% payable quarterly in cash. In connection with the sale of our gaming business, we also provided seller financing consisting of an unsecured promissory note due April 1, 2030 with an aggregate principal amount of $32 million bearing interest at a fixed annual rate of 11.0%.

We classify the notes as held for investment based on the intent and ability to hold for foreseeable future or until maturity or payoff, and the notes are presented at amortized cost within notes receivable in our consolidated balance sheet. Interest income is recognized using the effective interest method, which includes the accretion of the difference between the fair value at inception and the face value of the notes. We recognized interest income of $14.9 million during the three and six months ended June 30, 2023 as a component of interest and other income in the consolidated statements of income. The issuance of the notes in connection with the sale transactions was a noncash investing activity in our consolidated statement of cash flows for the six months ended June 30, 2023.

We are exposed to credit losses on the notes. We utilize a probability-of-default and loss given default method to develop an estimate of current expected credit losses applied at the loan level. A variety of factors are considered to estimate the expected credit loss, including the probability of default (representing the probability the asset will default within a given time frame), the loss given default (representing the percentage of the asset that is not expected to be collected due to default), leverage ratios, interest rates, market and industry data, and forecasts that affect the collectibility of the reported amount. The estimation process also includes consideration of qualitative and quantitative risk factors associated with expected timing of payment, industry trends and current and anticipated future economic conditions. Expected credit losses are estimated over the life of the loans, adjusted for expected prepayments when appropriate. Upon issuance of the notes in connection with the sales of the two businesses, we recognized an allowance for credit losses and a noncash charge of $18.2 million, which is included as a component of interest and other expenses in our consolidated statements of income for the three and six months ended June 30, 2023.

As of June 30, 2023, there was an aggregate principal amount of $769.2 million outstanding on the notes, including PIK, and the notes are presented net of the allowance for credit losses of $18.2 million within notes receivable in our consolidated balance sheet. The estimated fair value of the notes receivable was $714.4 million as of June 30, 2023. The estimated fair value of notes receivable was based on a discounted cash flow approach and is considered to be a Level 3 measurement of the valuation hierarchy.

Assets and Liabilities Held for Sale. The assets and liabilities of our consumer and gaming businesses were classified as held for sale in our consolidated balance sheets as of December 31, 2022. The major classes of assets presented as held for sale in the consolidated balance sheet as of December 31, 2022 included cash of $70.6 million, accounts receivable of $18.4 million, other current assets of $42.3 million, goodwill of $529.5 million, other intangible assets of $717.9 million, property and equipment of $82.9 million, other noncurrent assets of $44.9 million and an asset group valuation allowance of $71.9 million. The major classes of liabilities presented as held for sale in the consolidated balance sheet as of December 31, 2022 included accounts payable and accrued liabilities of $125.9 million and other noncurrent liabilities of $4.5 million.

Sale of Merchant Solutions Business in Russia. We sold our Merchant Solutions business in Russia effective April 29, 2022 for cash proceeds of $9 million. During the three months ended June 30, 2022, we recognized a loss of $127.2 million associated with the sale, comprised of the difference between the consideration received and the net carrying amount of the business and the reclassification of $63 million of associated accumulated foreign currency translation losses from the separate component of equity. The loss was presented within net loss on business dispositions in our consolidated statement of income.

NOTE 4—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the three and six months ended June 30, 2023 and 2022 and have been recast to align with the change in the presentation of segment information during 2022 as further described in “Note 15—Segment Information:”

	Three Months Ended June 30, 2023
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,499,130	$455,019	$39,031	$(9,155)	$1,984,025
Europe	278,925	125,281	—	—	404,206
Asia Pacific	64,238	10,141	—	(10,141)	64,238
	$1,842,293	$590,441	$39,031	$(19,296)	$2,452,469

	Three Months Ended June 30, 2022
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,334,231	$432,963	$161,629	$(13,641)	$1,915,182
Europe	187,450	118,239	—	—	305,689
Asia Pacific	60,035	8,437	—	(8,437)	60,035
	$1,581,716	$559,639	$161,629	$(22,078)	$2,280,906

	Six Months Ended June 30, 2023
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$2,865,024	$898,364	$182,740	$(26,477)	$3,919,651
Europe	455,023	242,386	—	—	697,409
Asia Pacific	127,856	20,599	—	(20,599)	127,856
	$3,447,903	$1,161,349	$182,740	$(47,076)	$4,744,916

	Six Months Ended June 30, 2022
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$2,576,851	$839,691	$330,744	$(28,260)	$3,719,026
Europe	361,505	240,250	—	—	601,755
Asia Pacific	116,379	17,024	—	(17,024)	116,379
	$3,054,735	$1,096,965	$330,744	$(45,284)	$4,437,160

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(in thousands)

Relationship-led	$979,574	$827,577	$1,760,446	$1,564,982
Technology-enabled	862,719	754,139	1,687,457	1,489,753
	$1,842,293	$1,581,716	$3,447,903	$3,054,735

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606") requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and six months ended June 30, 2023 and 2022, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of June 30, 2023 and December 31, 2022 was as follows:

	Balance Sheet Location	June 30, 2023	December 31, 2022

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$337,535	$329,785
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	$178,403	$152,520

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	$229,402	$226,254
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	$54,295	$45,613

Net contract assets were not material at June 30, 2023 or at December 31, 2022. Revenue recognized for the three months ended June 30, 2023 and 2022 from contract liability balances at the beginning of each period was $85.2 million and $83.2 million, respectively. Revenue recognized for the six months ended June 30, 2023 and 2022 from contract liability balances at the beginning of each period was $142.9 million and $149.8 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at June 30, 2023. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

2023	$549,127
2024	933,570
2025	754,656
2026	617,850
2027	476,385
2028	221,338
2029 and thereafter	324,302
Total	$3,877,228

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2023 and December 31, 2022, goodwill and other intangible assets consisted of the following:

	June 30, 2023	December 31, 2022

	(in thousands)

Goodwill	$26,491,160	$23,320,736
Other intangible assets:
Customer-related intangible assets	$10,477,777	$9,524,922
Acquired technologies	3,029,770	2,863,731
Contract-based intangible assets	2,299,501	1,741,321
Trademarks and trade names	1,074,496	1,067,745
	16,881,544	15,197,719
Less accumulated amortization:
Customer-related intangible assets	3,472,869	3,155,838
Acquired technologies	1,870,202	1,692,762
Contract-based intangible assets	248,503	197,478
Trademarks and trade names	547,980	493,267
	6,139,554	5,539,345
	$10,741,990	$9,658,374

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the six months ended June 30, 2023:

	Merchant Solutions	Issuer Solutions	Total

	(in thousands)
Balance at December 31, 2022	$13,816,945	$9,503,791	$23,320,736
Goodwill acquired	3,197,505	—	3,197,505
Effect of foreign currency translation	(39,822)	12,977	(26,845)
Measurement period adjustments	(236)	—	(236)
Balance at June 30, 2023	$16,974,392	$9,516,768	$26,491,160

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

During the second quarter of 2022, the sustained decline in our share price and recent increases in discount rates, primarily resulting from increased economic uncertainty, indicated a potential decline in fair value and triggered a requirement to evaluate our Issuer Solutions and former Business and Consumer Solutions reporting units for potential impairment as of June 30, 2022. Further, the estimated sales price for the consumer business portion of our former Business and Consumer Solutions reporting unit also indicated a potential decline in fair value as of June 30, 2022. We determined on the basis of the quantitative assessment that the fair value of the Issuer Solutions reporting unit was still greater than its carrying amount as of June 30, 2022, indicating no impairment. Based on the quantitative assessment of the former Business and Consumer Solutions reporting unit, including consideration of the consumer business disposal group and the remaining assets of the reporting unit, we recognized a goodwill impairment charge of $833.1 million in our consolidated statement of income for the three and six months ended June 30, 2022.

Accumulated impairment losses for goodwill as of June 30, 2023 were $357.9 million. Accumulated impairment losses for goodwill as of December 31, 2022 were $833.1 million, of which $475.2 million related to assets held for sale.

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of June 30, 2023 and December 31, 2022, long-term debt consisted of the following:

	June 30, 2023	December 31, 2022

	(in thousands)

3.750% senior notes due June 1, 2023	$—	$552,113
4.000% senior notes due June 1, 2023	—	552,747
1.500% senior notes due November 15, 2024	498,654	498,164
2.650% senior notes due February 15, 2025	997,328	996,485
1.200% senior notes due March 1, 2026	1,094,900	1,093,932
4.800% senior notes due April 1, 2026	781,074	786,724
2.150% senior notes due January 15, 2027	745,571	744,945
4.950% senior notes due August 15, 2027	495,953	495,463
4.450% senior notes due June 1, 2028	471,603	473,800
3.200% senior notes due August 15, 2029	1,240,378	1,239,588
5.300% senior notes due August 15, 2029	495,712	495,362
2.900% senior notes due May 15, 2030	991,952	991,367
2.900% senior notes due November 15, 2031	742,975	742,555
5.400% senior notes due August 15, 2032	742,496	742,085
4.150% senior notes due August 15, 2049	740,682	740,503
5.950% senior notes due August 15, 2052	738,376	738,177
4.875% senior notes due March 17, 2031	862,855	—
1.000% convertible notes due August 15, 2029	1,449,359	1,445,225
Revolving credit facility	1,981,700	—
Commercial paper notes	1,841,675	—
Finance lease liabilities	26,956	32,435
Other borrowings	110,842	96,908
Total long-term debt	17,051,041	13,458,578
Less current portion	75,681	1,169,330
Long-term debt, excluding current portion	$16,975,360	$12,289,248

The carrying amounts of our senior notes and convertible notes in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At June 30, 2023, the unamortized discount on senior notes and convertible notes was $49.9 million, and unamortized debt issuance costs on senior notes and convertible notes were $85.6 million. At December 31, 2022, the unamortized discount on senior notes and convertible notes was $50.8 million and unamortized debt issuance costs on senior notes and convertible notes were $85.4 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At June 30, 2023 and December 31, 2022, unamortized debt issuance costs on the unsecured revolving credit facility were $21.0 million and $23.5 million, respectively.

At June 30, 2023, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year Ending December 31,

2023	$26,093
2024	554,394
2025	1,009,577
2026	1,860,108
2027	5,084,044
2028	450,000
2029 and thereafter	8,122,720
Total	$17,106,936

Senior Notes

On March 17, 2023, we issued €800 million aggregate principal amount of 4.875% senior unsecured notes due March 2031 and received net proceeds of €790.6 million, or $843.6 million based on the exchange rate on the issuance date. We issued the senior notes at a discount of $2.8 million, and we incurred debt issuance costs of $7.2 million, including underwriting fees, professional services fees and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at June 30, 2023. Interest on the senior unsecured notes is payable annually in arrears on March 17 of each year, commencing March 17, 2024. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. The net proceeds from the offering were used for general corporate purposes.

During the three months ended June 30, 2023, we used borrowings under the revolving credit facility to fund the redemption in full of the 3.750% and 4.000% senior unsecured notes that were due June 1, 2023.

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

As of June 30, 2023, we had net borrowings under our commercial paper program of $1,841.7 million outstanding, presented within long-term debt in our consolidated balance sheet based on our intent and ability to continually refinance on a long-term basis, with a weighted average annual interest rate of 5.96%. The commercial program is backstopped by our revolving credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. As such, we could draw on the revolving credit facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

Fair Value of Long-Term Debt

As of June 30, 2023, our senior notes had a total carrying amount of $11.6 billion and an estimated fair value of $10.6 billion. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy.

As of June 30, 2023, our convertible notes had a total carrying amount of $1.4 billion and an estimated fair value of $1.4 billion. The estimated fair value of our convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the valuation hierarchy.

The fair value of other long-term debt approximated its carrying amount at June 30, 2023.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. The required leverage ratio was increased to 4.50 to 1.00 as a result of the qualifying acquisition of EVO, which will remain in effect for up to eight consecutive quarters with a gradual step-down to 3.75 to 1.00, and the required interest coverage ratio is 3.00 to 1.00. We were in compliance with all applicable covenants as of June 30, 2023.

Interest Expense

Interest expense was $172.3 million and $97.1 million for the three months ended June 30, 2023 and 2022, respectively, and $291.3 million and $186.4 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 7—DERIVATIVES AND HEDGING INSTRUMENTS

Net Investment Hedge

We have designated our aggregate €800 million Euro-denominated senior notes due March 2031 as a hedge of our net investment in our Euro-denominated operations. The purpose of the net investment hedge is to reduce the volatility of our net investment in our Euro-denominated operations due to changes in foreign currency exchange rates.

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

We recognized a gain (loss) of $1.8 million and $(16.5) million within foreign currency translation adjustments in other comprehensive income in our consolidated statement of comprehensive income during the three and six months ended June 30, 2023, respectively.

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

The table below presents information about our interest rate swaps, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at June 30, 2023	Range of Maturity Dates at June 30, 2023	June 30, 2023	December 31, 2022

				(in thousands)

Interest rate swaps (Notional of $1.5 billion at June 30, 2023)	Other noncurrent liabilities	4.26%	April 17, 2027 - August 17, 2027	$8,585	$—

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive income (loss)	$40,078	$5,051	$(7,973)	$13,985
Net unrealized gains (losses) reclassified out of other comprehensive income (loss) to interest expense	$901	$(7,534)	$(485)	$(16,979)

As of June 30, 2023, the amount of net unrealized gains in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $9.4 million.

NOTE 8—INCOME TAX

For the three and six months ended June 30, 2023, we reported a tax expense of 39.2% and 36.7%, respectively, of the reported income before taxes. For the three and six months ended June 30, 2023, tax expense was greater than the U.S. statutory tax rate as a result of a gain on the dispositions of our consumer and gaming businesses for income tax reporting purposes, while a net loss on the dispositions was recognized for financial reporting purposes. These effects were partially offset by the favorable effect on the rate of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act into law, which, among other things, implemented a 15% corporate alternative minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases effective beginning January 1, 2023. We do not expect the corporate alternative minimum tax will have a material effect on our reported results, cash flows or financial position. During the three and six months ended June 30, 2023, we reflected excise taxes of $2.0 million and $4.3 million, respectively, within equity as part of the price of common stock repurchased during the periods.

NOTE 9—REDEEMABLE NONCONTROLLING INTERESTS

Through the acquisition of EVO, we have certain redeemable noncontrolling interests related to the portion of equity in our consolidated subsidiaries in Poland, Greece, and Chile, not attributable, directly or indirectly, to us, that is redeemable upon the occurrence of an event that is not solely within our control.

We own 66% of our subsidiary in Poland, 51% of our subsidiary in Greece and 50.1% of our subsidiary in Chile. Under the shareholder agreements, the minority shareholders have the option to compel us to purchase their shares at a price per share based on the fair value of the shares, or under certain limited circumstances, at a price determined as stipulated in the shareholder agreement. The option held by the minority shareholder in Poland expires on January 1, 2024. The other options have no expiration date.

Because the exercise of each of these redemption options is not solely within our control, the redeemable noncontrolling interests are presented in the mezzanine section between total liabilities and shareholders’ equity, as temporary equity, in our consolidated balance sheet as of June 30, 2023. The redeemable noncontrolling interest for each subsidiary is reflected at the higher of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of comprehensive income (loss), capital contributions and distributions or (ii) the redemption price. Estimates of redemption price are based on projected operating performance of each subsidiary, including key assumptions - revenue growth rates, current and expected market conditions and weighted-average cost of capital.

NOTE 10—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended June 30, 2023 and 2022, we repurchased and retired 2,006,016 and 4,523,563 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $207.5 million and $600.3 million, or $103.44 and $132.64 per share, respectively. During the six months ended June 30, 2023 and 2022, we repurchased and retired 4,064,918 and 9,039,189 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $414.0 million and $1,250.0 million, or $101.86 and $138.29 per share, respectively. As of June 30, 2023, the remaining amount available under our share repurchase program was $1,090.2 million.

On July 27, 2023, our board of directors declared a dividend of $0.25 per share payable on September 29, 2023 to common shareholders of record as of September 15, 2023.

NOTE 11—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(in thousands)

Share-based compensation expense	$47,135	$47,014	$136,701	$85,414
Income tax benefit	$22,474	$10,318	$31,890	$19,997

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the six months ended June 30, 2023:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2022	2,145	$159.04
Replacement awards	202	98.44
Granted	1,252	112.42
Vested	(940)	160.85
Forfeited	(86)	136.88
Unvested at June 30, 2023	2,573	$131.35

The total fair value of restricted stock and performance awards vested during the six months ended June 30, 2023 and June 30, 2022 was $151.1 million and $96.4 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $44.7 million and $43.6 million during the three months ended June 30, 2023 and 2022, respectively, and $119.9 million and $78.7 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $222.7 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.0 years.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2023:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2022	1,139	$111.75	5.4	$17.3
Replacement awards	142	98.44
Granted	233	110.83
Forfeited	(36)	109.92
Exercised	(17)	52.80
Outstanding at June 30, 2023	1,461	$109.07	3.7	$19.0

Options vested and exercisable at June 30, 2023	1,155	$110.39	2.4	$16.5

We recognized compensation expense for stock options of $1.1 million and $1.8 million during the three months ended June 30, 2023 and 2022, respectively, and $13.9 million and $3.6 million during the six months ended June 30, 2023 and 2022, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022 was $0.9 million and $3.8 million, respectively. As of June 30, 2023, we had $3.6 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.0 years.

The weighted-average grant-date fair value of stock options granted, including replacement awards granted in connection with the EVO acquisition, during the six months ended June 30, 2023 and 2022 was $46.17 and $48.88, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2023	June 30, 2022

Risk-free interest rate	3.84%	1.87%
Expected volatility	45%	40%
Dividend yield	0.81%	0.56%
Expected term (years)	5	5

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

Diluted EPS is computed by dividing net income (loss) attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the three and six months ended June 30, 2023 excluded approximately 0.9 million shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. Due to a net loss for the three and six months ended June 30, 2022, no incremental shares were included in the computation of diluted earnings per share because the effect would be antidilutive. Approximately 2.0 million shares related to stock options and share-based awards were therefore excluded from the diluted share base for the three and six months ended June 30, 2022.

The effect of the potential shares needed to settle the conversion spread on the convertible notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the three and six months ended June 30, 2023, the convertible notes were not included in the computation of diluted EPS as the effect would have been anti-dilutive. Further, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(in thousands)

Basic weighted-average number of shares outstanding	260,827	278,181	261,965	280,130
Plus: Dilutive effect of stock options and other share-based awards	501	—	429	—
Diluted weighted-average number of shares outstanding	261,328	278,181	262,394	280,130

NOTE 13 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. As of June 30, 2023, approximately 75% of our total balance of cash and cash equivalents was held within a small group of financial institutions, primarily large money center banks. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any losses associated with our balances in such accounts for the six months ended June 30, 2023.

Restricted cash includes amounts that cannot be withdrawn or used for general operating activities under legal or regulatory restrictions. Restricted cash consists of amounts deposited by customers for prepaid card transactions and funds held as a liquidity reserve that are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use. Restricted cash is included in prepaid expenses and other current assets in the consolidated balance sheets with a corresponding liability in accounts payable and accrued liabilities.

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

	June 30, 2023	December 31, 2022

	(in thousands)
Cash and cash equivalents	$1,919,591	$1,997,566
Restricted cash included in prepaid expenses and other current assets	193,318	147,422
Cash included in assets held for sale	1,442	70,618
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,114,351	$2,215,606

Long-lived assets

During the six months ended June 30, 2023, we entered into a new agreement to acquire software, of which $48.0 million was financed utilizing a five-year vendor financing arrangement.

In connection with the completion of the EVO acquisition, we acquired right-of-use assets for operating leases of approximately $40.0 million, primarily related to real estate leases, and assumed the associated lease liabilities. As of June 30, 2023, maturities of the acquired operating lease liabilities were as follows: $4.4 million in 2023, $9.3 million in 2024, $8.6 million in 2025, $7.8 million in 2026, $6.3 million in 2027, $3.2 million in 2028 and $0.8 million thereafter.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three and six months ended June 30, 2023 and 2022:

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at March 31, 2023	$(349,695)	$(58,135)	$(2,987)	$(410,817)
Other comprehensive income (loss)	2,405	30,033	(22)	32,416
Balance at June 30, 2023	$(347,290)	$(28,102)	$(3,009)	$(378,401)

Balance at March 31, 2022	$(209,895)	$(34,567)	$(2,743)	$(247,205)
Other comprehensive income (loss)	(133,506)	9,533	—	(123,973)
Balance at June 30, 2022	$(343,401)	$(25,034)	$(2,743)	$(371,178)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $1.8 million and $(13.5) million for the three months ended June 30, 2023 and 2022, respectively.

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2022	$(380,584)	$(22,420)	$(2,965)	$(405,969)
Other comprehensive income (loss)	33,294	(5,682)	(44)	27,568
Balance at June 30, 2023	$(347,290)	$(28,102)	$(3,009)	$(378,401)

Balance at December 31, 2021	$(182,949)	$(48,490)	$(2,743)	$(234,182)
Other comprehensive income (loss)	(160,452)	23,456	—	(136,996)
Balance at June 30, 2022	$(343,401)	$(25,034)	$(2,743)	$(371,178)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $8.2 million and $(18.8) million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 15—SEGMENT INFORMATION

During 2022, as a result of the pending divestiture of the consumer business and changes in how the business is managed, we realigned the businesses previously comprising our Business and Consumer Solutions segment to include the business-to-business portion within our Issuer Solutions segment and the consumer portion forming our Consumer Solutions segment. The presentation of segment information for the three months ended June 30, 2022 has been recast to align with the segment presentation for the three months ended June 30, 2023. As described in "Note 3 - Business Dispositions," during the second quarter of 2023, we completed the sale of the consumer portion of our Netspend business, which comprised of our former Consumer Solutions segment. Our reportable segments now include: Merchant Solutions and Issuer Solutions. Our former Consumer Solutions segment is presented below for periods prior to disposition.

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

Information on segments and reconciliations to consolidated revenues, consolidated operating income (loss) and consolidated depreciation and amortization were as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(in thousands)

Revenues:(1)
Merchant Solutions	$1,842,293	$1,581,716	$3,447,903	$3,054,735
Issuer Solutions	590,441	559,639	1,161,349	1,096,965
Consumer Solutions	39,031	161,629	182,740	330,744
Intersegment eliminations	(19,296)	(22,078)	(47,076)	(45,284)
Consolidated revenues	$2,452,469	$2,280,906	$4,744,916	$4,437,160

Operating income (loss)(1):
Merchant Solutions	$603,548	$535,359	$1,110,757	$979,889
Issuer Solutions	95,701	77,499	178,511	146,641
Consumer Solutions	1,890	21,942	(3,908)	44,560
Corporate(2)	(204,136)	(179,372)	(486,790)	(339,715)
Impairment of goodwill	—	(833,075)	—	(833,075)
Net gain (loss) on business dispositions	105,738	(152,211)	(139,095)	(152,211)
Consolidated operating income (loss)	$602,741	$(529,858)	$659,475	$(153,911)

Depreciation and amortization:(1)
Merchant Solutions	$295,058	$248,891	$536,631	$498,852
Issuer Solutions	161,922	155,807	322,775	310,352
Consumer Solutions	—	17,918	—	35,764
Corporate	5,110	4,960	10,022	11,280
Consolidated depreciation and amortization	$462,090	$427,576	$869,428	$856,248

(1) Revenues, operating income (loss) and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. See “Note 2—Acquisition” and “Note 3—Business Dispositions” for further discussion.

(2) Operating loss for Corporate included acquisition and integration expenses of $60.2 million and $61.4 million for the three months ended June 30, 2023 and 2022, respectively. Operating loss for Corporate included acquisition and integration expenses of $148.0 million and $109.5 million for the six months ended June 30, 2023 and 2022, respectively.

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

•On April 26, 2023, we completed the sale of the consumer portion of our Netspend business for approximately $1 billion, subject to certain closing adjustments. In connection with the sale, we provided $675 million of seller financing and a five-year $50 million secured revolving facility available from the date of closing of the sale. We recognized a gain (loss) on business dispositions in our consolidated statement of income of $1.6 million and $(243.2) million during the three and six months ended June 30, 2023, respectively, related to the consumer business disposal group.

•On April 1, 2023, we completed the sale of our gaming business for approximately $400.0 million, subject to certain closing adjustments. In connection with the sale, we provided $32 million of seller financing. We recognized a gain of $104.1 million during the three months ended June 30, 2023 in connection with the sale.

•Our capital allocation priorities were supported by the issuance of Euro-denominated senior notes and the launch of a commercial paper program during the first quarter of 2023.

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

Highlights related to our financial condition at June 30, 2023 and results of operations for the three and six months then ended include the following:

•Consolidated revenues for the three and six months ended June 30, 2023 increased to $2,452.5 million and $4,744.9 million, respectively, compared to $2,280.9 million and $4,437.2 million, respectively, for the prior year. The increase in consolidated revenues was primarily due to an increase in transaction volumes and revenues from the recently acquired EVO business, partially offset by the effects on revenue of the divested businesses.

•Merchant Solutions segment operating income and Issuer Solutions segment operating income and operating margin for the three and six months ended June 30, 2023 increased compared to the prior year primarily due to the favorable effects of the increase in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management.

•Consolidated operating income for the three months ended June 30, 2023 included the favorable effects of the gain on sale of the gaming business disposition as described above, partially offset by an increase in acquisition and integration expenses as compared to the prior year, primarily related to the acquisition of EVO. Consolidated operating income for the six months ended June 30, 2023 also included the effects of the loss on sale of the consumer business as described above.

Risks Related to Macroeconomic Conditions

We are exposed to general economic conditions, including currency fluctuations, inflation, rising interest rates and health and social events or other conditions that affect the overall level of consumer, business and government spending, which could negatively affect our financial performance.

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses has been and may continue to be affected by fluctuations in foreign currency exchange rates. A continued strengthening of the U.S. dollar or other significant fluctuations in foreign currency exchange rates could result in an adverse effect on our future financial results; however, we are unable to predict the extent of the potential effect on our financial results.

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

In addition, failures of several financial institutions, including Silicon Valley Bank and Credit Suisse, have created uncertainty in the global financial markets and a greater focus on the potential failure of other banks in the future. Although we do not have exposure to and did not experience losses as a result of these failures, we regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. A disruption in financial markets could impair our banking partners, which could affect our ability to access our cash or cash equivalents, our ability to provide settlement services or our customers' ability to access their existing cash to fulfill their payment obligations to us. The occurrence of these events could negatively affect our business, financial condition and results of operations.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results, see the section entitled “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent filings we make with the SEC.

Results of Operations

During 2022, as a result of then pending divestiture of our consumer business and changes in how the business is managed, we realigned the businesses previously comprising our Business and Consumer Solutions segment to include the business-to-business portion within our Issuer Solutions segment and the consumer portion forming our Consumer Solutions segment. The presentation of segment information for the three months ended June 30, 2022 has been recast to align with the segment presentation for the three months ended June 30, 2023. As described in “Note 3 – Business Dispositions” in the notes to the accompanying unaudited consolidated financial statements, during the second quarter of 2023, we completed the sale of the consumer portion of our Netspend business, which comprised our former Consumer Solutions segment. Our reportable segments now include: Merchant Solutions and Issuer Solutions. Our former Consumer Solutions segment is presented below for periods prior to disposition. For further information about our reportable segments, see “Item 1. Business—Business Segments” within our Annual Report on Form 10-K for the year ended December 31, 2022, incorporated herein by reference, and “Note 15—Segment Information” in the notes to the accompanying unaudited consolidated financial statements.

The following table sets forth key selected financial data for the three months ended June 30, 2023 and 2022, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the three months ended June 30, 2023 and 2022 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 — Financial Statements.

	Three Months Ended June 30, 2023	% of Revenues(1)	Three Months Ended June 30, 2022	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$1,842,293	75.1%	$1,581,716	69.3%	$260,577	16.5%
Issuer Solutions	590,441	24.1%	559,639	24.5%	30,802	5.5%
Consumer Solutions	39,031	1.6%	161,629	7.1%	(122,598)	NM
Intersegment eliminations	(19,296)	(0.8)%	(22,078)	(1.0)%	2,782	(12.6)%
Consolidated revenues	$2,452,469	100.0%	$2,280,906	100.0%	$171,563	7.5%

Consolidated operating expenses(2):
Cost of service	$941,952	38.4%	$962,299	42.2%	$(20,347)	(2.1)%
Selling, general and administrative	1,013,514	41.3%	863,179	37.8%	150,335	17.4%
Impairment of goodwill	—	—%	833,075	36.5%	(833,075)	NM
(Gain) loss on business dispositions	(105,738)	(4.3)%	152,211	6.7%	(257,949)	NM
Operating expenses	$1,849,728	75.4%	$2,810,764	123.2%	$(961,036)	(34.2)%

Operating income (loss)(2):
Merchant Solutions	$603,548	24.6%	$535,359	23.5%	$68,189	12.7%
Issuer Solutions	95,701	3.9%	77,499	3.4%	18,202	23.5%
Consumer Solutions	1,890	0.1%	21,942	1.0%	(20,052)	NM
Corporate(3)	(204,136)	(8.3)%	(179,372)	(7.9)%	(24,764)	13.8%
Impairment of goodwill	—	—%	(833,075)	(36.5)%	833,075	NM
Gain (loss) on business dispositions	105,738	4.3%	(152,211)	(6.7)%	257,949	NM
Operating income (loss)	$602,741	24.6%	$(529,858)	(23.2)%	$1,132,599	NM

Operating margin(2):
Merchant Solutions	32.8%		33.8%		(1.0)%
Issuer Solutions	16.2%		13.8%		2.4%
Consumer Solutions	4.8%		13.6%		(8.8)%

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

(3) Operating loss for Corporate included acquisition and integration expenses of $60.2 million and $61.4 million for the three months ended June 30, 2023 and 2022, respectively.

The following table sets forth key selected financial data for the six months ended June 30, 2023 and 2022, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the six months ended June 30, 2023 and 2022 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 — Financial Statements.

	Six Months Ended June 30, 2023	% of Revenues(1)	Six Months Ended June 30, 2022	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$3,447,903	72.7%	$3,054,735	68.8%	$393,168	12.9%
Issuer Solutions	1,161,349	24.5%	1,096,965	24.7%	64,384	5.9%
Consumer Solutions	182,740	3.9%	330,744	7.5%	(148,004)	NM
Intersegment eliminations	(47,076)	(1.0)%	(45,284)	(1.0)%	(1,792)	4.0%
Consolidated revenues	$4,744,916	100.0%	$4,437,160	100.0%	$307,756	6.9%

Consolidated operating expenses(2):
Cost of service	$1,889,705	39.8%	$1,919,457	43.3%	$(29,752)	(1.6)%
Selling, general and administrative	2,056,641	43.3%	1,686,328	38.0%	370,313	22.0%
Impairment of goodwill	—	—%	833,075	18.8%	(833,075)	NM
Net loss on business dispositions	139,095	2.9%	152,211	3.4%	(13,116)	NM
Operating expenses	$4,085,441	86.1%	$4,591,071	103.5%	$(505,630)	(11.0)%

Operating income (loss)(2):
Merchant Solutions	$1,110,757	23.4%	$979,889	22.1%	$130,868	13.4%
Issuer Solutions	178,511	3.8%	146,641	3.3%	31,870	21.7%
Consumer Solutions	(3,908)	(0.1)%	44,560	1.0%	(48,468)	NM
Corporate(3)	(486,790)	(10.3)%	(339,715)	(7.7)%	(147,075)	43.3%
Impairment of goodwill	—	—%	(833,075)	(18.8)%	833,075	NM
Net loss on business dispositions	(139,095)	(2.9)%	(152,211)	(3.4)%	13,116	NM
Operating income (loss)	$659,475	13.9%	$(153,911)	(3.5)%	$813,386	NM

Operating margin(2):
Merchant Solutions	32.2%		32.1%		0.1%
Issuer Solutions	15.4%		13.4%		2.0%
Consumer Solutions	(2.1)%		13.5%		(15.6)%

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

(3) Operating loss for Corporate included acquisition and integration expenses of $148.0 million and $109.5 million for the six months ended June 30, 2023 and 2022, respectively.

Revenues

Consolidated revenues for the three and six months ended June 30, 2023 increased by 7.5% and 6.9%, respectively, to $2,452.5 million and $4,744.9 million, respectively, compared to $2,280.9 million and $4,437.2 million, respectively, for the prior year. The increase in revenues was primarily due to an increase in transaction volumes and revenues from the recently acquired EVO business.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the three and six months ended June 30, 2023 increased by 16.5% and 12.9%, respectively, to $1,842.3 million and $3,447.9 million, respectively, compared to $1,581.7 million and $3,054.7 million, respectively, for the prior year. The increase in revenues was primarily due to an increase in transaction volumes and growth in subscription and software revenue, and revenues from the recently acquired EVO business.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the three and six months ended June 30, 2023 increased by 5.5% and 5.9%, respectively, to $590.4 million and $1,161.3 million, respectively, compared to $559.6 million and $1,097.0 million, respectively, for the prior year. The increase in revenues was primarily due to an increase in transaction volumes.

Consumer Solutions Segment. Revenues from our Consumer Solutions segment for the three and six months ended June 30, 2023 were $39.0 million and $182.7 million, respectively, compared to $161.6 million and $330.7 million, respectively, for the prior year. Revenues for the three and six months ended June 30, 2023 reflect the results through the disposal date.

Operating Expenses

Cost of Service. Cost of service for the three and six months ended June 30, 2023 was $942.0 million and $1,889.7 million, respectively, compared to $962.3 million and $1,919.5 million, respectively, for the prior year. Cost of service as a percentage of revenues decreased to 38.4% and 39.8%, respectively, for the three and six months ended June 30, 2023 compared to 42.2% and 43.3%, respectively, for the prior year. Compared to the prior year, cost of service for the three and six months ended June 30, 2023 decreased primarily due to prudent expense management and inclusion of costs related to the divested businesses for only a portion of the current year, partially offset by effect of the recently acquired EVO business. Cost of service included amortization of acquired intangibles of $344.4 million and $327.4 million for the three months ended June 30, 2023 and 2022, respectively, and $645.7 million and $656.4 million for the six months ended June 30, 2023 and 2022, respectively. Amortization of acquired intangibles for the three months ended June 30, 2023 increased as a result of the recently acquired EVO business, and amortization of acquired intangibles for the six months ended June 30, 2023 included the favorable effects of lower amortization of acquired intangibles of the divested consumer and gaming business assets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2023 increased by 17.4% and 22.0%, respectively, to $1,013.5 million and $2,056.6 million, respectively, compared to $863.2 million and $1,686.3 million, respectively, for the prior year. Selling, general and administrative expenses as a percentage of revenues was 41.3% and 43.3% for the three and six months ended June 30, 2023, respectively, compared to 37.8% and 38.0%, respectively, for the prior year. The increase in selling, general and administrative expenses was primarily due to increases in variable selling and other costs related to the increase in revenues, including due to the recently acquired EVO business, acquisition and integration expenses related primarily to the acquisition of EVO, higher compensation and benefits costs, including an increase in share-based compensation expense for retirement eligible executives and our previous CEO, whose departure was announced on May 1, 2023, and other costs related to the sale of the consumer business. Selling, general and administrative expenses included acquisition and integration expenses of $67.5 million and $61.8 million for the three months ended June 30, 2023 and 2022, respectively, and $168.9 million and $112.9 million for the six months ended June 30, 2023 and 2022, respectively.

Corporate. Corporate expenses for the three and six months ended June 30, 2023 were $204.1 million and $486.8 million, respectively, compared to $179.4 million and $339.7 million, respectively, for the prior year. The increase for the three and six months ended June 30, 2023 compared to the prior year was primarily due to the increase in acquisition and integration and compensation expenses as described above. Corporate expenses included acquisition and integration expenses of $60.2 million and $148.0 million for the three and six months ended June 30, 2023, respectively, compared to $61.4 million and $109.5 million for the three and six months ended June 30, 2022, respectively.

Operating Income and Operating Margin

Consolidated operating income for the three and six months ended June 30, 2023 was $602.7 million and $659.5 million, respectively, compared to $529.9 million and $153.9 million, respectively, for the prior year. Operating margin for the three and six months ended June 30, 2023 was 24.6% and 13.9%, respectively, compared to negative margins for the prior year. Consolidated operating income and operating margin for the three and six months ended June 30, 2023 compared to the prior year included the favorable effects of the increase in revenues, since certain fixed costs do not vary with revenues, and a $104.1 million gain on sale of the gaming business, partially offset by higher acquisition and integration and compensation expenses as described above. Consolidated operating income for the six months ended June 30, 2023 also included the effects of the net loss of $243.2 million on the consumer business disposition, to reduce the carrying amount of the disposal group to estimated fair value less costs to sell, including the effects of incremental negotiated closing adjustments, changes in the estimated fair value of the seller financing and the effects of the final tax structure of the transaction. The gain (loss) on the sale of the gaming and consumer businesses is presented within gain (loss) on business dispositions in our consolidated statement of income.

Consolidated operating loss and negative operating margin for the three and six months ended June 30, 2022 included the effects of the $127.2 million loss on the sale of our Merchant Solutions business in Russia and the $833.1 million goodwill impairment charge related to our former Business and Consumer Solutions reporting unit. We also recognized a charge of $25.0 million during the three months ended June 30, 2022 to reduce the disposal group to estimated fair value less costs to sell, which is presented within net loss on business dispositions in our consolidated statement of income.

Segment Operating Income and Operating Margin

In our Merchant Solutions segment, operating income for the three and six months ended June 30, 2023 increased compared to the prior year primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management. These favorable effects were partially offset by incremental expenses related to continued investment in new product, innovation and our technology environments. In addition, the inclusion of the recently acquired operations of EVO had an unfavorable effect on the Merchant Solutions operating margin for the three and six months ended June 30, 2023 as compared to the prior year. In our Issuer Solutions segment, operating income and operating margin for the three and six months ended June 30, 2023 increased compared to the prior year primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management.

Other Income/Expense, Net

Interest and other income for the three and six months ended June 30, 2023 increased to $27.9 million and $39.1 million, respectively, compared to $3.0 million and $4.7 million, respectively, for the prior year, primarily due to the interest income associated with the new seller financing notes receivable.

Interest and other expense for the three and six months ended June 30, 2023 increased to $191.4 million and $314.4 million, respectively, compared to $99.2 million and $192.5 million, respectively, for the prior year as a result of the increase in our average outstanding borrowings, higher average interest rates on outstanding borrowings and a noncash charge of $18.2 million for the estimated future credit losses on the new seller financing notes receivable at the inception dates.

Income Tax Expense

For the three and six months ended June 30, 2023, we reported a tax expense of 39.2% and 36.7%, respectively, of the reported income before taxes. During the three and six months ended June 30, 2023, we recognized a gain on the dispositions of our consumer and gaming businesses for income tax reporting purposes, while a net loss on the dispositions was recognized for financial reporting purposes. These effects were partially offset by a higher benefit from foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022.

For the three and six months ended June 30, 2022, we incurred income tax expense in spite of reporting a loss before income taxes. We recognized no tax benefit for the goodwill impairment charge and the loss on the sale of our Merchant Solutions business in Russia. The effective tax rate for the six months ended June 30, 2021 included the favorable effect of a change in the assessment of the need for a valuation allowance related to foreign tax credit carryforwards that did not recur in the current year.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act into law, which, among other things, implemented a 15% corporate alternative minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases effective beginning January 1, 2023. We do not expect the corporate alternative minimum tax will have a material effect on our reported results, cash flows or financial position. During the three and six months ended June 30, 2023, we reflected excise taxes of $2.0 million and $4.3 million, respectively, within equity as part of the price of common stock repurchased during the period.

Net Income (Loss) Attributable to Global Payments

Net income attributable to Global Payments was $274.1 million and $263.1 million, respectively, for the three and six months ended June 30, 2023 compared to net loss of $673.0 million and $428.3 million, respectively, for the prior year, reflecting the changes in operating income noted above.

Diluted Earnings (Loss) per Share

Diluted earnings per share was $1.05 and $1.00, respectively, for the three and six months ended June 30, 2023 compared to diluted loss per share of $2.42 and $1.53, respectively, for the prior year. Diluted earnings per share for the three and six months ended June 30, 2023 reflects the changes in net income.

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

At June 30, 2023, we had cash and cash equivalents totaling $1,919.6 million. Of this amount, we considered $683.5 million to be available for general purposes, of which $62.4 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $683.5 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $193.3 million as of June 30, 2023, representing amounts deposited by customers for prepaid card transactions and funds held as a liquidity reserve. These balances are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $1,164.5 million and $1,198.1 million for the six months ended June 30, 2023 and 2022, respectively, which reflect net income adjusted for noncash items, including depreciation, amortization and the provision for credit losses, charges associated with the net loss on business dispositions and facility exit charges, and changes in operating assets and liabilities. The decrease in cash flows from operating activities from the prior year was due to fluctuations in operating results and related assets and liabilities that are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations and accounts payable and other liabilities balances.

We used net cash in investing activities of $4,001.5 million and $363.7 million during the six months ended June 30, 2023 and 2022, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions, net of cash and restricted cash acquired, and capital expenditures. During the six months ended June 30, 2023 and 2022, we used cash of $4,101.4 million and $9.9 million, respectively, for acquisitions. We made capital expenditures of $331.0 million and $324.0 million during the six months ended June 30, 2023 and 2022, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make significant capital investments in the business, and we anticipate capital expenditures to grow at a similar rate as our revenue growth for the year ending December 31, 2023. Additionally, investing cash flows for the six months ended June 30, 2023 includes the net effect on cash from the sale of our consumer and gaming businesses and the issuance of a $50 million secured revolving credit facility available from the date of the sale to the purchasers of the consumer business. Investing cash flows for the six months ended June 30, 2022 includes the net effect on cash from the sale of our Merchant Solutions business in Russia.

Financing activities include borrowings and repayments under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. Financing activities provided net cash of $2,701.3 million during the six months ended June 30, 2023, and we used net cash in financing activities of $742.7 million during the six months ended June 30, 2022.

Proceeds from long-term debt were $7,359.2 million and $2,954.2 million for the six months ended June 30, 2023 and 2022, respectively. Repayments of long-term debt were $5,673.7 million and $2,276.5 million for the six months ended June 30, 2023 and 2022, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our revolving credit facility, as well as scheduled principal repayments we make on our term loans, finance leases and other vendor financing arrangements. During the six months ended June 30, 2023, we also had net borrowings of $1,841.7 million under our commercial paper program. See section "Long-Term Debt and Lines of Credit" below for further discussion of our recent debt transactions.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the six months ended June 30, 2023, we had net repayments of settlement lines of credit of $233.1 million. During the six months ended June 30, 2022, we had net borrowings from settlement lines of credit of $4.1 million.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the six months ended June 30, 2023 and 2022, we used $414.0 million and $1,250.0 million, respectively, to repurchase shares of our common stock. As of June 30, 2023, the remaining amount available under our share repurchase program was $1,090.2 million.

We paid dividends to our common shareholders in the amounts of $130.6 million and $139.3 million during the six months ended June 30, 2023 and 2022, respectively. We made distributions to noncontrolling interests in the amount of $17.3 million and $14.4 million during the six months ended June 30, 2023 and 2022, respectively.

Long-Term Debt and Lines of Credit

Senior Notes

We have $10.8 billion in aggregate principal amount of senior unsecured notes, which mature at various dates ranging from November 2024 to August 2052. Interest on the senior notes is payable annually or semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture.

On March 17, 2023, we issued €800 million aggregate principal amount of 4.875% senior unsecured notes due March 2031 and received net proceeds of €790.6 million, or $843.6 million based on the exchange rate on the issuance date. We issued the senior notes at a discount of $2.8 million, and we incurred debt issuance costs of $7.2 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at June 30, 2023. Interest on the senior unsecured notes is payable annually in arrears on March 17 of each year, commencing March 17, 2024. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. The net proceeds from the offering were used for general corporate purposes.

During the three months ended June 30, 2023, we used borrowings under the revolving credit facility to fund the redemption in full of the 3.750% and 4.000% senior unsecured notes due June 1, 2023.

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

We may issue standby letters of credit of up to $250.0 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of June 30,

2023, there were borrowings of $1,981.7 million outstanding under the revolving credit facility, and the total available commitments under the revolving credit facility were $1.9 billion.

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

As of June 30, 2023, we had borrowings under our commercial paper program of $1,841.7 million outstanding with a weighted average annual interest rate of 5.96%.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. The required leverage ratio was increased to 4.50 to 1.00 as a result of the qualifying acquisition of EVO, which will remain in effect for up to eight consecutive quarters with a gradual step-down to 3.75 to 1.00, and the required interest coverage ratio is 3.00 to 1.00. We were in compliance with all applicable covenants as of June 30, 2023.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of June 30, 2023, a total of $89.2 million of cash on deposit was used to determine the available credit.

As of June 30, 2023, we had $529.0 million outstanding under these lines of credit with additional capacity to fund settlement of $1.7 billion. During the three months ended June 30, 2023, the maximum and average outstanding balances under these lines of credit were $1,128.7 million and $505.8 million, respectively. The weighted-average interest rate on these borrowings was 6.33% at June 30, 2023.

See "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further information about our borrowing agreements.

Update to Critical Accounting Estimates

Redeemable noncontrolling interests - Redeemable noncontrolling interests in our subsidiaries in Poland, Greece, and Chile relate to the portion of equity in each of those subsidiaries not attributable, directly or indirectly, to us, which is redeemable upon the occurrence of an event that is not solely within our control. The redeemable noncontrolling interest for each subsidiary is reflected at the higher of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of comprehensive income (loss), capital contributions and distributions or (ii) the redemption price. Estimates of redemption price are based on projected operating performance of each subsidiary, including key assumptions - revenue growth rates, current and expected market conditions and weighted-average cost of capital. Refer to “Note 9—Redeemable Noncontrolling Interests” in the notes to the accompanying unaudited consolidated financial statements for further information.

Effect of New Accounting Pronouncements and Recently Issued Accounting Pronouncements Not Yet Adopted

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that may affect our current and/or future financial statements. There were no new recently adopted accounting pronouncements during the period or recently issued accounting pronouncements not yet adopted as of June 30, 2023.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors, among others, that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include the effects of global economic, political, market, health and social events or other conditions; foreign currency exchange, continuing inflation and rising interest rate risks; difficulties, delays and higher than anticipated costs related to integrating the businesses of acquired companies, including with respect to implementing controls to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; the effect of a security breach or operational failure on the Company's business; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain, develop and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness; our ability to meet environmental, social and governance targets, goals and commitments; the potential effects of climate change, including natural disasters; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards on us or our partners and customers, including privacy and cybersecurity laws and regulations; and other events beyond our control, and other factors presented in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent filings we make with the SEC, which we advise you to review.

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

With respect to foreign currency exchange rate risk, during the six months ended June 30, 2023, we designated our Euro-denominated senior notes of €800 million as a hedge of our net investment in our Euro-denominated operations. The purpose of the net investment hedge is to offset the volatility of our net investment in our Euro-denominated operations due to changes in foreign currency exchange rates.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A—RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended June 30, 2023 is set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
April 1-30, 2023	901,486	$107.01	887,385	$—
May 1-31, 2023	670,638	98.07	668,041	—
June 1-30, 2023	496,122	99.82	450,590	—
Total	2,068,246	$103.35	2,006,016	$1,090.2

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions. During the quarter ended June 30, 2023, pursuant to our employee incentive plans, we withheld 62,230 shares, at an average price per share of $100.70, in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of June 30, 2023, the remaining amount available under our share repurchase program was $1,090.2 million. The authorizations by our board of directors do not expire but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 5—OTHER INFORMATION

(c) Director and Officer Trading Plans and Arrangements

During the quarter ended June 30, 2023, none of our directors or officers notified us that they adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

ITEM 6—EXHIBITS

List of Exhibits

2.1
Agreement and Plan of Merger, dated as of August 1, 2022, by and among EVO Payments, Inc., Global Payments Inc. and Falcon Merger Sub Inc., incorporated by reference to Exhibit 2.1 to Global Payments Inc.’s Current Report on Form 8-K filed on August 2, 2022.†

3.1
Third Amended and Restated Articles of Incorporation of Global Payments Inc., incorporated by reference to Exhibit 4.1 to Global Payment Inc.’s Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 filed on September 18, 2019.

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
10.1*
Amended and Restated Employment Agreement, dated as of May 1, 2023, by and between Global Payments Inc. and Cameron M. Bready (refiled herewith to correct scrivener’s error in the version filed as Exhibit 10.1 to Global Payments Inc.’s Current Report on Form 8-K filed on May 1, 2023).

10.2
Letter Agreement, dated as of May 1, 2023, between Global Payments Inc. and Jeffrey S. Sloan, incorporated by reference to Exhibit 10.2 to Global Payments Inc.’s Current Report on Form 8-K filed on May 1, 2023.

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
101*
The following information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; (vi) the Notes to Unaudited Consolidated Financial Statements; and (vii) the information included in Part II, Item 5(c). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

Global Payments Inc.
(Registrant)

Date: August 1, 2023	/s/ Joshua J. Whipple
Joshua J. Whipple
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)