Form 10-Q
period 2023-09-30
GLOBAL PAYMENTS INC
filed 2023-10-31
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
The number of shares of the issuer’s common stock, no par value, outstanding as of October 26, 2023 was 260,388,546.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended September 30, 2023

PART I - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	September 30, 2023	September 30, 2022

Revenues	$2,475,691	$2,285,371
Operating expenses:
Cost of service	915,531	931,249
Selling, general and administrative	1,001,964	918,757
Loss on business dispositions	—	48,933
	1,917,495	1,898,939
Operating income	558,196	386,432

Interest and other income	35,732	20,393
Interest and other expense	(176,094)	(135,184)
	(140,362)	(114,791)
Income before income taxes and equity in income of equity method investments	417,834	271,641
Income tax expense	58,936	14,255
Income before equity in income of equity method investments	358,898	257,386
Equity in income of equity method investments, net of tax	17,707	42,780
Net income	376,605	300,166
Net income attributable to noncontrolling interests, net of tax	(14,775)	(9,712)
Net income attributable to Global Payments	$361,830	$290,454

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.39	$1.06
Diluted earnings per share	$1.39	$1.05

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Nine Months Ended
	September 30, 2023	September 30, 2022

Revenues	$7,220,607	$6,722,531
Operating expenses:
Cost of service	2,805,237	2,850,706
Selling, general and administrative	3,058,605	2,605,085
Impairment of goodwill	—	833,075
Net loss on business dispositions	139,095	201,144
	6,002,937	6,490,010
Operating income	1,217,670	232,521

Interest and other income	74,830	25,060
Interest and other expense	(490,463)	(327,655)
	(415,633)	(302,595)
Income (loss) before income taxes and equity in income of equity method investments	802,037	(70,074)
Income tax expense	199,748	119,250
Income (loss) before equity in income of equity method investments	602,289	(189,324)
Equity in income of equity method investments, net of tax	54,101	74,074
Net income (loss)	656,390	(115,250)
Net income attributable to noncontrolling interests, net of tax	(31,454)	(22,563)
Net income (loss) attributable to Global Payments	$624,936	$(137,813)

Earnings (loss) per share attributable to Global Payments:
Basic earnings (loss) per share	$2.40	$(0.49)
Diluted earnings (loss) per share	$2.39	$(0.49)

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	September 30, 2023	September 30, 2022

Net income	$376,605	$300,166
Other comprehensive income (loss):
Foreign currency translation adjustments	(125,254)	(249,562)
Income tax benefit (expense) related to foreign currency translation adjustments	890	(183)
Net unrealized gains (losses) on hedging activities	22,993	(1,070)
Reclassification of net unrealized (gains) losses on hedging activities to interest expense	(2,375)	2,980
Income tax expense related to hedging activities	(4,954)	(330)
Other, net of tax	(22)	—
Other comprehensive loss	(108,722)	(248,165)

Comprehensive income	267,883	52,001
Comprehensive loss attributable to noncontrolling interests	(1,410)	(5,130)
Comprehensive income attributable to Global Payments	$269,293	$57,131

	Nine Months Ended
	September 30, 2023	September 30, 2022

Net income (loss)	$656,390	$(115,250)
Other comprehensive income (loss):
Foreign currency translation adjustments	(83,208)	(493,405)
Reclassification of accumulated foreign currency translation losses to net loss as a result of the sale of a foreign entity	—	62,925
Income tax benefit related to foreign currency translation adjustments	360	1,451
Net unrealized gains on hedging activities	15,020	12,915
Reclassification of net unrealized (gains) losses on hedging activities to interest expense	(1,890)	19,959
Income tax expense related to hedging activities	(3,148)	(7,838)
Other, net of tax	(66)	—
Other comprehensive income (loss)	(72,932)	(403,993)

Comprehensive income (loss)	583,458	(519,243)
Comprehensive income (loss) attributable to noncontrolling interests	23,491	(11,111)
Comprehensive income (loss) attributable to Global Payments	$559,967	$(508,132)

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,941,777	$1,997,566
Accounts receivable, net	1,077,944	998,332
Settlement processing assets	2,966,176	2,519,114
Current assets held for sale	6,898	138,815
Prepaid expenses and other current assets	787,551	660,321
Total current assets	6,780,346	6,314,148
Goodwill	26,517,777	23,320,736
Other intangible assets, net	10,259,055	9,658,374
Property and equipment, net	2,118,014	1,838,809
Deferred income taxes	76,384	37,907
Noncurrent assets held for sale	26	1,295,799
Notes receivable	692,188	—
Other noncurrent assets	2,480,815	2,343,241
Total assets	$48,924,605	$44,809,014
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$710,401	$747,111
Current portion of long-term debt	80,098	1,169,330
Accounts payable and accrued liabilities	2,570,489	2,442,560
Settlement processing obligations	2,860,373	2,413,799
Current liabilities held for sale	1,352	125,891
Total current liabilities	6,222,713	6,898,691
Long-term debt	16,570,841	12,289,248
Deferred income taxes	2,300,193	2,428,412
Noncurrent liabilities held for sale	152	4,478
Other noncurrent liabilities	672,753	647,975
Total liabilities	25,766,652	22,268,804
Commitments and contingencies
Redeemable noncontrolling interests	473,132	—
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at September 30, 2023 and December 31, 2022; 260,359,506 issued and outstanding at September 30, 2023 and 263,081,872 issued and outstanding at December 31, 2022	—	—
Paid-in capital	19,751,734	19,978,095
Retained earnings	3,160,705	2,731,380
Accumulated other comprehensive loss	(470,938)	(405,969)
Total Global Payments shareholders’ equity	22,441,501	22,303,506
Nonredeemable noncontrolling interests	243,320	236,704
Total equity	22,684,821	22,540,210
Total liabilities, redeemable noncontrolling interests and equity	$48,924,605	$44,809,014
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income (loss)	$656,390	$(115,250)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	342,025	299,348
Amortization of acquired intangibles	986,026	962,413
Amortization of capitalized contract costs	90,463	81,052
Share-based compensation expense	173,325	122,465
Provision for operating losses and credit losses	84,154	87,071
Noncash lease expense	49,805	63,211
Deferred income taxes	(407,767)	(281,376)
Equity in income of equity method investments, net of tax	(54,101)	(74,074)
Facilities exit charges	5,164	27,662
Impairment of goodwill	—	833,075
Net loss on business dispositions	139,095	201,144
Other, net	2,438	4,939
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(51,490)	(107,908)
Settlement processing assets and obligations, net	(29,857)	(117,989)
Prepaid expenses and other assets	(266,923)	(224,529)
Accounts payable and other liabilities	(127,456)	(226,746)
Net cash provided by operating activities	1,591,291	1,534,508
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash and restricted cash acquired	(4,099,766)	(24,969)
Capital expenditures	(500,795)	(463,357)
Issuance of notes receivable	(50,000)	—
Repayment of notes receivable	50,000	—
Net cash from sales of businesses	478,695	(29,755)
Proceeds from sale of investments	—	31,046
Other, net	2,187	101
Net cash used in investing activities	(4,119,679)	(486,934)
Cash flows from financing activities:
Net repayments of settlement lines of credit	(33,328)	(2,770)
Net borrowings from commercial paper notes	1,896,513	—
Proceeds from long-term debt	8,861,129	9,124,449
Repayments of long-term debt	(7,628,854)	(7,193,661)
Payments of debt issuance costs	(12,735)	(44,360)
Repurchases of common stock	(418,271)	(2,139,731)
Proceeds from stock issued under share-based compensation plans	51,085	33,776
Common stock repurchased - share-based compensation plans	(37,236)	(38,366)
Distributions to noncontrolling interests	(24,315)	(17,729)
Payment of contingent consideration in business combination	—	(15,726)
Purchase of capped calls related to issuance of convertible notes	—	(302,375)
Dividends paid	(195,611)	(208,082)
Net cash provided by (used in) financing activities	2,458,377	(804,575)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(35,730)	(208,529)
Increase (decrease) in cash, cash equivalents and restricted cash	(105,741)	34,470
Cash, cash equivalents and restricted cash, beginning of the period	2,215,606	2,123,023
Cash, cash equivalents and restricted cash, end of the period	$2,109,865	$2,157,493

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2023	259,962	$19,686,035	$2,863,852	$(378,401)	$22,171,486	$244,494	$22,415,980	$499,479
Net income			361,830		361,830	13,015	374,845	1,760
Other comprehensive loss				(92,537)	(92,537)	(8,767)	(101,304)	(7,418)
Stock issued under share-based compensation plans	424	31,803			31,803		31,803
Common stock repurchased - share-based compensation plans	(26)	(3,031)			(3,031)		(3,031)
Share-based compensation expense		36,624			36,624		36,624
Excise tax on net share repurchases		303			303		303
Distributions to noncontrolling interests					—	(5,422)	(5,422)	(1,638)
Redeemable noncontrolling interests measurement period adjustment					—		—	(19,051)
Cash dividends declared ($0.25 per common share)			(64,977)		(64,977)		(64,977)
Balance at September 30, 2023	260,360	$19,751,734	$3,160,705	$(470,938)	$22,441,501	$243,320	$22,684,821	$473,132

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
Balance at June 30, 2022	277,033	$21,800,574	$2,326,259	$(371,178)	$23,755,655	$220,872	$23,976,527
Net income			290,454		290,454	9,712	300,166
Other comprehensive loss				(233,323)	(233,323)	(14,842)	(248,165)
Stock issued under share-based compensation plans	270	10,155			10,155		10,155
Common stock repurchased - share-based compensation plans	(88)	(11,312)			(11,312)		(11,312)
Share-based compensation expense		37,052			37,052		37,052
Repurchases of common stock	(6,907)	(889,739)			(889,739)		(889,739)
Distributions to noncontrolling interest					—	(3,366)	(3,366)
Purchase of capped calls related to issuance of convertible notes, net of taxes of $72,778		(229,597)			(229,597)		(229,597)
Cash dividends declared ($0.25 per common share)			(68,766)		(68,766)		(68,766)
Balance at September 30, 2022	270,308	$20,717,133	$2,547,947	$(604,501)	$22,660,579	$212,376	$22,872,955

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2022	263,082	$19,978,095	$2,731,380	$(405,969)	$22,303,506	$236,704	$22,540,210	$—
Net income			624,936		624,936	29,698	654,634	1,756
Other comprehensive loss				(64,969)	(64,969)	(1,676)	(66,645)	(6,287)
Stock issued under share-based compensation plans	1,697	51,085			51,085		51,085
Common stock repurchased - share-based compensation plans	(354)	(39,510)			(39,510)		(39,510)
Share-based compensation expense		173,325			173,325		173,325
Redeemable noncontrolling interests acquired in a business combination					—		—	556,070
Issuance of share-based awards in connection with a business combination		2,484			2,484		2,484
Repurchases of common stock	(4,065)	(413,745)			(413,745)		(413,745)
Distributions to noncontrolling interests					—	(21,406)	(21,406)	(2,909)
Redeemable noncontrolling interests measurement period adjustment					—		—	(75,498)
Cash dividends declared ($0.75 per share)			(195,611)		(195,611)		(195,611)
Balance at September 30, 2023	260,360	$19,751,734	$3,160,705	$(470,938)	$22,441,501	$243,320	$22,684,821	$473,132

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
Balance at December 31, 2021	284,750	$22,880,261	$2,982,122	$(234,182)	$25,628,201	$241,216	$25,869,417
Net income (loss)			(137,813)		(137,813)	22,563	(115,250)
Other comprehensive loss				(370,319)	(370,319)	(33,674)	(403,993)
Stock issued under share-based compensation plans	1,789	33,776			33,776		33,776
Common stock repurchased - share-based compensation plans	(285)	(38,321)			(38,321)		(38,321)
Share-based compensation expense		122,465			122,465		122,465
Repurchases of common stock	(15,946)	(2,051,451)	(88,280)		(2,139,731)		(2,139,731)
Distributions to noncontrolling interest					—	(17,729)	(17,729)
Purchase of capped calls related to issuance of convertible notes, net of taxes of $72,778		(229,597)			(229,597)		(229,597)
Cash dividends declared ($0.75 per common share)			(208,082)		(208,082)		(208,082)
Balance at September 30, 2022	270,308	$20,717,133	$2,547,947	$(604,501)	$22,660,579	$212,376	$22,872,955

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

(3) Pursuant to the merger agreement, we granted equity awards for approximately 0.3 million shares of Global Payments common stock to certain EVO equity award holders. Each such replacement award is subject to the same terms and conditions (including vesting and exercisability) that applied to the corresponding EVO equity award. We apportioned the fair value of the replacement awards between purchase consideration (the portion attributable to pre-acquisition services in relation to the total vesting term of the award) and amounts to be recognized in periods following the acquisition as share-based compensation expense over the requisite service period of the replacement awards.

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

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, were as follows:

	Provisional Amounts at Acquisition Date	Measurement-period Adjustments	Provisional Amounts at September 30, 2023

	(in thousands)
Cash and cash equivalents	$324,859	$—	$324,859
Accounts receivable	105,680	(54,210)	51,470
Settlement processing assets	125,061	18,108	143,169
Deferred income tax assets	15,464	(319)	15,145
Property and equipment	83,540	(4,807)	78,733
Identifiable intangible assets	1,208,400	291,595	1,499,995
Other assets	157,166	(5,106)	152,060
Accounts payable and accrued liabilities	(277,800)	(5,788)	(283,588)
Settlement lines of credit	(11,371)	3,784	(7,587)
Settlement processing obligations	(199,161)	35,626	(163,535)
Deferred income tax liabilities	(168,098)	(62,719)	(230,817)
Other liabilities	(58,089)	(2,943)	(61,032)
Total identifiable net assets	1,305,651	213,221	1,518,872
Redeemable noncontrolling interests	(556,070)	75,498	(480,572)
Goodwill	3,520,039	(288,719)	3,231,320
Total purchase consideration	$4,269,620	$—	$4,269,620

As of September 30, 2023, we considered these amounts to be provisional because we were still in the process of gathering and reviewing information to support the valuations of the assets acquired, liabilities assumed and related tax positions. We made measurement-period adjustments as shown in the table above, and the effects of the measurement-period adjustments on our consolidated statements of income for the three and nine months ended September 30, 2023 were not material.

Goodwill arising from the acquisition was included in the Merchant Solutions segment as of September 30, 2023 and was attributable to expected growth opportunities, potential synergies from combining the acquired business into our existing business and an assembled workforce. We expect that a portion of the goodwill from this acquisition will be deductible for income tax purposes. As the amounts are still provisional, we are still in the process of assigning goodwill to our reporting units.

The following table reflects the provisional estimated acquisition-date fair values of the identified intangible assets of EVO and their respective weighted-average estimated amortization periods:

	Estimated Fair Value	Weighted-Average Estimated Amortization Periods
	(in thousands)	(years)
Customer-related intangible assets	$920,000	10
Contract-based intangible assets	487,000	12
Acquired technologies	86,995	7
Trademarks and trade names	6,000	2
Total estimated identifiable intangible assets	$1,499,995	11

From the acquisition date through September 30, 2023, the acquired operations of EVO contributed less than 10% to our consolidated revenues and operating income. The historical revenue and earnings of EVO were not material for the purpose of presenting pro forma information. In addition, transaction costs associated with this business combination were not material.

NOTE 3—BUSINESS DISPOSITIONS

Gaming Business - On April 1, 2023, we completed the sale of our gaming business for approximately $400 million, subject to certain closing adjustments. The gaming business was included in our Merchant Solutions segment prior to disposition, and had been presented as held for sale in our consolidated balance sheet since December 31, 2022. In connection with the sale, we provided $32 million of seller financing as described below. We recognized a gain on the sale of $104.1 million during the nine months ended September 30, 2023, and the sale is subject to certain additional final closing adjustments. The gain was presented within net loss on business dispositions in the consolidated statements of income.

Consumer Business - On April 26, 2023, we completed the sale of the consumer portion of our Netspend business for approximately $1 billion, subject to certain closing adjustments. The consumer business comprised our former Consumer Solutions segment prior to disposition, and had been presented as held for sale with certain adjustments to report the disposal group at fair value less costs to sell in our consolidated balance sheet since June 30, 2022. In connection with the sale, we provided $675 million of seller financing as described below. We recognized a loss on business dispositions in our consolidated statement of income of $243.2 million during the nine months ended September 30, 2023, and the sale is subject to certain additional final closing adjustments. The loss during the nine months ended September 30, 2023 included the effects of incremental negotiated closing adjustments, changes in the estimated fair value of the seller financing and the effects of the final tax structure of the transaction. As further discussed in "Note 5— Goodwill and Other Intangible Assets," we recognized a goodwill impairment charge of $833.1 million during the nine months ended September 30, 2022 related to our former Business and Consumer Solutions reporting unit. We also recognized charges of $48.9 million and $73.9 million during the three and nine months ended September 30, 2022, respectively, to reduce the disposal group to estimated fair value less costs to sell, which was presented within net loss on business dispositions in our consolidated statements of income. The charge recognized during the three months ended September 30, 2022 related primarily to a change in the estimated fair value of the fixed rate seller financing.

Notes Receivable and Allowance for Credit Losses

In connection with the sale of our consumer business, we provided seller financing consisting of the following: (1) a first lien seven-year secured term loan facility with an aggregate principal amount of $350 million bearing interest at a fixed annual rate of 9.0%, including 3.5% payable quarterly in cash and 5.5% settled quarterly via the issuance of additional paid-in-kind ("PIK") notes with the same terms as the original notes until December 2024, after which interest will be payable quarterly in cash along with quarterly principal payments of $4.375 million with the remaining balance due at maturity; and (2) a second lien twenty-five year secured term loan facility with an aggregate principal amount of $325 million bearing interest at a fixed annual rate of 13.0% PIK due at maturity. The aggregate fair value of the first and second lien term loans upon the closing of the transaction was $653.9 million, calculated using a discounted cash flow approach. In addition, we provided the purchasers a five-year $50 million secured revolving facility available from the date of closing of the sale, bearing interest at a fixed annual rate of 9.0% payable quarterly in cash. There was no outstanding balance on the revolving facility as of September 30, 2023. In connection with the sale of our gaming business, we also provided seller financing consisting of an unsecured promissory note due April 1, 2030 with an aggregate principal amount of $32 million bearing interest at a fixed annual rate of 11.0%.

We classify the notes as held for investment based on the intent and ability to hold for the foreseeable future or until maturity or payoff, and the notes are presented at amortized cost within notes receivable in our consolidated balance sheet. Interest income is recognized using the effective interest method, which includes the accretion of the difference between the fair value at inception and the face value of the notes. We recognized interest income of $21.4 million and $37.1 million during the three and nine months ended September 30, 2023, respectively, as a component of interest and other income in the consolidated statements of income. The issuance of the notes in connection with the sale transactions was a noncash investing activity in our consolidated statement of cash flows for the nine months ended September 30, 2023.

We are exposed to credit losses on the notes. We utilize a probability-of-default and loss given default method to develop an estimate of current expected credit losses applied at the loan level. A variety of factors are considered to estimate the expected credit loss, including the probability of default (representing the probability the asset will default within a given time frame), the loss given default (representing the percentage of the asset that is not expected to be collected due to default), leverage ratios, interest rates, market and industry data, and forecasts that affect the collectibility of the reported amount. The estimation process also includes consideration of qualitative and quantitative risk factors associated with expected timing of payment, industry trends and current and anticipated future economic conditions. Expected credit losses are estimated over the life of the loans, adjusted for expected prepayments when appropriate. We recognized a noncash credit loss expense of $18.2 million for the nine months ended September 30, 2023, which is included as a component of interest and other expenses in our consolidated statements of income.

As of September 30, 2023, there was an aggregate principal amount of $736.1 million outstanding on the notes, including PIK, and the notes are presented net of the allowance for credit losses of $18.2 million within notes receivable in our consolidated balance sheet. The estimated fair value of the notes receivable was $692.0 million as of September 30, 2023. The estimated fair value of notes receivable was based on a discounted cash flow approach and is considered to be a Level 3 measurement of the valuation hierarchy.

Assets and Liabilities Held for Sale - The assets and liabilities of our consumer and gaming businesses were classified as held for sale in our consolidated balance sheets as of December 31, 2022. The major classes of assets presented as held for sale in the consolidated balance sheet as of December 31, 2022 included cash of $70.6 million, accounts receivable of $18.4 million, other current assets of $42.3 million, goodwill of $529.5 million, other intangible assets of $717.9 million, property and equipment of $82.9 million, other noncurrent assets of $44.9 million and an asset group valuation allowance of $71.9 million. The major classes of liabilities presented as held for sale in the consolidated balance sheet as of December 31, 2022 included accounts payable and accrued liabilities of $125.9 million and other noncurrent liabilities of $4.5 million.

Sale of Merchant Solutions Business in Russia - We sold our Merchant Solutions business in Russia effective April 29, 2022 for cash proceeds of $9 million. During the nine months ended September 30, 2022, we recognized a loss of $127.2 million associated with the sale, comprised of the difference between the consideration received and the net carrying amount of the business and the reclassification of $62.9 million of associated accumulated foreign currency translation losses from the separate component of equity. The loss was presented within net loss on business dispositions in our consolidated statement of income.

NOTE 4—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Merchant Solutions	Issuer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,524,575	$465,263	$(5,237)	$1,984,601
Europe	295,787	131,659	—	427,446
Asia Pacific	63,644	10,926	(10,926)	63,644
	$1,884,006	$607,848	$(16,163)	$2,475,691

	Three Months Ended September 30, 2022
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,349,793	$442,200	$147,337	$(14,788)	$1,924,542
Europe	183,698	114,296	—	—	297,994
Asia Pacific	62,835	9,543	—	(9,543)	62,835
	$1,596,326	$566,039	$147,337	$(24,331)	$2,285,371

	Nine Months Ended September 30, 2023
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$4,389,598	$1,363,627	$182,740	$(31,713)	$5,904,252
Europe	750,810	374,044	—	—	1,124,854
Asia Pacific	191,501	31,525	—	(31,525)	191,501
	$5,331,909	$1,769,196	$182,740	$(63,238)	$7,220,607

	Nine Months Ended September 30, 2022
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$3,926,645	$1,281,894	$478,082	$(43,052)	$5,643,569
Europe	545,203	354,546	—	—	899,749
Asia Pacific	179,213	26,568	—	(26,568)	179,213
	$4,651,061	$1,663,008	$478,082	$(69,620)	$6,722,531

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(in thousands)

Relationship-led	$1,003,647	$821,005	$2,775,372	$2,397,787
Technology-enabled	880,359	775,321	2,556,537	2,253,274
	$1,884,006	$1,596,326	$5,331,909	$4,651,061

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606") requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and nine months ended September 30, 2023 and 2022, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of September 30, 2023 and December 31, 2022 was as follows:

	Balance Sheet Location	September 30, 2023	December 31, 2022

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$346,161	$329,785
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	$187,539	$152,520

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	$232,159	$226,254
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	$52,934	$45,613

Net contract assets were not material at September 30, 2023 or at December 31, 2022. Revenue recognized for the three months ended September 30, 2023 and 2022 from contract liability balances at the beginning of each period was $85.2 million and $74.2 million, respectively. Revenue recognized for the nine months ended September 30, 2023 and 2022 from contract liability balances at the beginning of each period was $181.3 million and $189.3 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at September 30, 2023. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

2023	$274,536
2024	996,975
2025	816,344
2026	645,185
2027	486,215
2028	230,285
2029 and thereafter	320,891
Total	$3,770,431

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2023 and December 31, 2022, goodwill and other intangible assets consisted of the following:

	September 30, 2023	December 31, 2022

	(in thousands)

Goodwill	$26,517,777	$23,320,736
Other intangible assets:
Customer-related intangible assets	$10,399,671	$9,524,922
Acquired technologies	3,021,433	2,863,731
Contract-based intangible assets	2,219,376	1,741,321
Trademarks and trade names	1,073,623	1,067,745
	16,714,103	15,197,719
Less accumulated amortization:
Customer-related intangible assets	3,650,173	3,155,838
Acquired technologies	1,958,515	1,692,762
Contract-based intangible assets	275,007	197,478
Trademarks and trade names	571,353	493,267
	6,455,048	5,539,345
	$10,259,055	$9,658,374

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the nine months ended September 30, 2023:

	Merchant Solutions	Issuer Solutions	Total

	(in thousands)
Balance at December 31, 2022	$13,816,945	$9,503,791	$23,320,736
Goodwill acquired	3,231,320	—	3,231,320
Effect of foreign currency translation	(35,206)	1,163	(34,043)
Measurement period adjustments	(236)	—	(236)
Balance at September 30, 2023	$17,012,823	$9,504,954	$26,517,777

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

During the second quarter of 2022, the sustained decline in our share price and recent increases in discount rates, primarily resulting from increased economic uncertainty, indicated a potential decline in fair value and triggered a requirement to evaluate our Issuer Solutions and former Business and Consumer Solutions reporting units for potential impairment as of June 30, 2022. Further, the estimated sales price for the consumer business portion of our former Business and Consumer Solutions reporting unit also indicated a potential decline in fair value as of June 30, 2022. We determined on the basis of the quantitative assessment that the fair value of the Issuer Solutions reporting unit was still greater than its carrying amount as of June 30, 2022, indicating no impairment. Based on the quantitative assessment of the former Business and Consumer Solutions reporting unit, including consideration of the consumer business disposal group and the remaining assets of the reporting unit, we recognized a goodwill impairment charge of $833.1 million in our consolidated statement of income for the three months ended June 30, 2022.

Accumulated impairment losses for goodwill as of September 30, 2023 were $357.9 million. Accumulated impairment losses for goodwill as of December 31, 2022 were $833.1 million, of which $475.2 million related to assets held for sale.

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of September 30, 2023 and December 31, 2022, long-term debt consisted of the following:

	September 30, 2023	December 31, 2022

	(in thousands)

3.750% senior notes due June 1, 2023	$—	$552,113
4.000% senior notes due June 1, 2023	—	552,747
1.500% senior notes due November 15, 2024	498,898	498,164
2.650% senior notes due February 15, 2025	997,750	996,485
1.200% senior notes due March 1, 2026	1,095,369	1,093,932
4.800% senior notes due April 1, 2026	778,249	786,724
2.150% senior notes due January 15, 2027	745,884	744,945
4.950% senior notes due August 15, 2027	496,199	495,463
4.450% senior notes due June 1, 2028	470,505	473,800
3.200% senior notes due August 15, 2029	1,240,774	1,239,588
5.300% senior notes due August 15, 2029	495,887	495,362
2.900% senior notes due May 15, 2030	992,245	991,367
2.900% senior notes due November 15, 2031	743,184	742,555
5.400% senior notes due August 15, 2032	742,702	742,085
4.150% senior notes due August 15, 2049	740,771	740,503
5.950% senior notes due August 15, 2052	738,476	738,177
4.875% senior notes due March 17, 2031	836,551	—
1.000% convertible notes due August 15, 2029	1,451,426	1,445,225
Revolving credit facility	1,545,000	—
Commercial paper notes	1,899,955	—
Finance lease liabilities	23,970	32,435
Other borrowings	117,144	96,908
Total long-term debt	16,650,939	13,458,578
Less current portion	80,098	1,169,330
Long-term debt, excluding current portion	$16,570,841	$12,289,248

The carrying amounts of our senior notes and convertible notes in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At September 30, 2023, the unamortized discount on senior notes and convertible notes was $47.9 million, and unamortized debt issuance costs on senior notes and convertible notes were $81.8 million. At December 31, 2022, the unamortized discount on senior notes and convertible notes was $50.8 million and unamortized debt issuance costs on senior notes and convertible notes were $85.4 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At September 30, 2023 and December 31, 2022, unamortized debt issuance costs on the unsecured revolving credit facility were $19.7 million and $23.5 million, respectively.

At September 30, 2023, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year Ending December 31,

2023	$14,244
2024	559,014
2025	1,014,437
2026	1,865,222
2027	4,709,181
2028	450,000
2029 and thereafter	8,095,808
Total	$16,707,906

Senior Notes

On March 17, 2023, we issued €800 million aggregate principal amount of 4.875% senior unsecured notes due March 2031 and received net proceeds of €790.6 million, or $843.6 million based on the exchange rate on the issuance date. We issued the senior notes at a discount of $2.8 million, and we incurred debt issuance costs of $7.2 million, including underwriting fees, professional services fees and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at September 30, 2023. Interest on the senior unsecured notes is payable annually in arrears on March 17 of each year, commencing March 17, 2024. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. The net proceeds from the offering were used for general corporate purposes.

During the nine months ended September 30, 2023, we used borrowings under the revolving credit facility to fund the redemption in full of the 3.750% and 4.000% senior unsecured notes that were due June 1, 2023.

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

As of September 30, 2023, we had net borrowings under our commercial paper program of $1,900.0 million outstanding, presented within long-term debt in our consolidated balance sheet based on our intent and ability to continually refinance on a long-term basis, with a weighted average annual interest rate of 6.07%. The commercial program is backstopped by our revolving credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. As such, we could draw on the revolving credit facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

Prior Year Debt Refinancing Activities

On August 8, 2022, we issued $1.5 billion in aggregate principal amount of 1.000% convertible unsecured senior notes due 2029 in a private placement pursuant to an investment agreement with Silver Lake Partners. In connection with the issuance of the convertible notes, we entered into privately negotiated capped call transactions with certain financial institutions to hedge the potential dilutive effect upon conversion of the convertible notes or offset our cash obligation if the cash settlement option were to be elected. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $302.4 million incurred in connection with the capped call transactions was recorded as a reduction to paid-in-capital, net of applicable income taxes.

On August 1, 2022, in connection with our entry into the EVO merger agreement, we obtained commitments for a $4.3 billion, 364-day senior unsecured bridge facility. Upon the execution of permanent financing in August 2022, including the issuance of our senior unsecured notes and entry into a new revolving credit facility, the aggregate commitments under the bridge facility were reduced to zero and terminated. For the three and nine months ended September 30, 2022, we recognized expense of $17.3 million related to commitment fees associated with the bridge facility, which was presented within interest expense in our consolidated statement of income.

Fair Value of Long-Term Debt

As of September 30, 2023, our senior notes had a total carrying amount of $11.6 billion and an estimated fair value of $10.4 billion. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy.

As of September 30, 2023, our convertible notes had a total carrying amount of $1.5 billion and an estimated fair value of $1.5 billion. The estimated fair value of our convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the valuation hierarchy.

The fair value of other long-term debt approximated its carrying amount at September 30, 2023.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. The required leverage ratio was increased to 4.50 to 1.00 as a result of the qualifying acquisition of EVO, which will remain in effect for up to eight consecutive quarters with a gradual step-down to 3.75 to 1.00, and the required interest coverage ratio is 3.00 to 1.00. We were in compliance with all applicable covenants as of September 30, 2023.

Interest Expense

Interest expense was $173.3 million and $132.4 million for the three months ended September 30, 2023 and 2022, respectively, and $464.6 million and $318.8 million for the nine months ended September 30, 2023 and 2022, respectively.

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

We recognized a gain of $26.8 million and $10.3 million within foreign currency translation adjustments in other comprehensive income in our consolidated statements of comprehensive income during the three and nine months ended September 30, 2023, respectively.

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

In August 2022, in connection with entry into the revolving credit agreement and repayment of amounts outstanding under our prior credit facility, we terminated and settled our interest rate swap agreements existing at that time. The termination resulted in the recognition of a net gain of $1.2 million, including the reclassification of $0.5 million of accumulated losses from the separate component of equity. The net gain was presented in interest expense in our consolidated statements of income for the three and nine months ended September 30, 2022.

The table below presents information about our interest rate swaps, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at September 30, 2023	Range of Maturity Dates at September 30, 2023	September 30, 2023	December 31, 2022

				(in thousands)

Interest rate swaps (Notional of $1.5 billion at September 30, 2023)	Other current assets	4.26%	April 17, 2027 - August 17, 2027	$10,646	$—

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive income (loss)	$22,993	$(1,070)	$15,020	$12,915
Net unrealized gains (losses) reclassified out of other comprehensive income (loss) to interest expense	$2,375	$(2,980)	$1,890	$(19,959)

As of September 30, 2023, the amount of net unrealized gains in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $10.6 million.

NOTE 8—INCOME TAX

For the three months ended September 30, 2023, our effective income tax rate of 14.1% was lower than the U.S. statutory rate primarily due to the favorable effects of foreign-derived intangible income deductions, tax credits and foreign interest income not subject to tax. For the nine months ended September 30, 2023, our effective income tax rate of 24.9% was higher than the U.S. statutory rate primarily as a result of a gain on the dispositions of our consumer and gaming businesses for income tax reporting purposes, while a net loss on the dispositions was recognized for financial reporting purposes, which was partially offset by the favorable effect on the rate of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction.

For the three months ended September 30, 2022, our effective income tax rate of 5.2% differed from the U.S. statutory rate primarily due to the favorable effects of foreign interest income not subject to tax, tax credits, and the foreign-derived intangible income deduction. The effective rate also included the favorable effects of adjustments to unrecognized income tax benefits related to certain U.S. federal income tax positions and remeasurement of state deferred taxes to reflect enacted tax law changes. For the nine months ended September 30, 2022, we incurred income tax expense in spite of reporting a loss before income taxes primarily due to the unfavorable effects of the goodwill impairment charge and loss on the sale of our Merchant Solutions business in Russia for which no tax benefit was recognized. These effects were partially offset by the same items that favorably affected the rate for the three months ended September 30, 2022.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act into law, which, among other things, implemented a 15% corporate alternative minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases effective beginning January 1, 2023. We do not expect the corporate alternative minimum tax will have a material effect on our reported results, cash flows or financial position. During the nine months ended September 30, 2023, we reflected excise taxes of $4.0 million within equity as part of the cost of common stock repurchased, net of share issuances, during the period.

NOTE 9—REDEEMABLE NONCONTROLLING INTERESTS

Through the acquisition of EVO, the portions of equity in our consolidated subsidiaries in Poland, Greece, and Chile that are not attributable, directly or indirectly, to us, are redeemable upon the occurrence of an event that is not solely within our control.

We own 66% of our subsidiary in Poland, 51% of our subsidiary in Greece and 50.1% of our subsidiary in Chile. Under the shareholder agreements, the minority shareholders have the option to compel us to purchase their shares at a price per share based on the fair value of the shares, or under certain circumstances for our subsidiary in Greece, at a price determined by calculations stipulated in the shareholder agreement. The option held by the minority shareholder in Poland expires on January 1, 2024. The other options have no expiration date.

Because the exercise of each of these redemption options is not solely within our control, the redeemable noncontrolling interests are presented in the mezzanine section between total liabilities and shareholders’ equity, as temporary equity, in our consolidated balance sheet as of September 30, 2023. The redeemable noncontrolling interest for each subsidiary is reflected at the higher of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of comprehensive income (loss), capital contributions and distributions or (ii) the redemption price. Estimates of redemption price are based on projected operating performance of each subsidiary, including key assumptions - revenue growth rates, current and expected market conditions and weighted-average cost of capital. Each of the redeemable noncontrolling interests was presented at the respective carrying amount as of September 30, 2023, and no adjustments to estimated redemption price were recognized during the three and nine months ended September 30, 2023.

NOTE 10—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the nine months ended September 30, 2023, we repurchased and retired 4,064,918 shares of our common stock at a cost, including commissions and applicable excise taxes, of $413.7 million, or $101.79 per share. During the three and nine months ended September 30, 2022, we repurchased and retired 6,907,090 and 15,946,279 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $889.7 million and $2,139.7 million, or $128.82 and $134.18 per share, respectively. As of September 30, 2023, the remaining amount available under our share repurchase program was $1,090.2 million.

On October 26, 2023, our board of directors declared a dividend of $0.25 per share payable on December 29, 2023 to common shareholders of record as of December 15, 2023.

NOTE 11—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(in thousands)

Share-based compensation expense	$36,624	$37,052	$173,325	$122,465
Income tax benefit	$7,488	$10,318	$39,378	$26,816

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the nine months ended September 30, 2023:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2022	2,145	$159.04
Replacement awards	202	98.44
Granted	1,311	112.83
Vested	(1,006)	158.95
Forfeited	(119)	130.88
Unvested at September 30, 2023	2,533	$131.27

The total fair value of restricted stock and performance awards vested during the nine months ended September 30, 2023 and September 30, 2022 was $159.9 million and $128.8 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $33.7 million and $34.5 million during the three months ended September 30, 2023 and 2022, respectively, and $153.6 million and $113.2 million during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $190.6 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 1.9 years.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2022	1,139	$111.75	5.4	$17.3
Replacement awards	142	98.44
Granted	233	110.83
Forfeited	(297)	155.49
Exercised	(280)	89.98
Outstanding at September 30, 2023	937	$99.09	5.2	$24.3

Options vested and exercisable at September 30, 2023	654	$96.03	3.8	$19.7

We recognized compensation expense for stock options of $1.7 million and $1.2 million during the three months ended September 30, 2023 and 2022, respectively, and $15.5 million and $4.8 million during the nine months ended September 30, 2023 and 2022, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022 was $8.7 million and $4.2 million, respectively. As of September 30, 2023, we had $7.1 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.9 years.

The weighted-average grant-date fair value of stock options granted, including replacement awards granted in connection with the EVO acquisition, during the nine months ended September 30, 2023 and 2022 was $46.17 and $48.88, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2023	September 30, 2022

Risk-free interest rate	3.84%	1.87%
Expected volatility	45%	40%
Dividend yield	0.81%	0.56%
Expected term (years)	5	5

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

Diluted EPS is computed by dividing net income (loss) attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the three and nine months ended September 30, 2023 excluded approximately 0.2 million shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. The dilutive share base for the three months ended September 30, 2022 excluded approximately 467,770 shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. Due to a net loss for the nine months ended September 30, 2022, no incremental shares were included in the computation of diluted earnings per share because the effect would be antidilutive. Approximately 1.9 million shares related to stock options and share-based awards were therefore excluded from the diluted share base for the nine months ended September 30, 2022.

The effect of the potential shares needed to settle the conversion spread on the convertible notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the three and nine months ended September 30, 2023, the convertible notes were not included in the computation of diluted EPS as the effect would have been anti-dilutive. Further, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(in thousands)

Basic weighted-average number of shares outstanding	260,232	275,030	260,890	278,411
Plus: Dilutive effect of stock options and other share-based awards	703	405	520	—
Diluted weighted-average number of shares outstanding	260,935	275,435	261,410	278,411

NOTE 13 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. As of September 30, 2023, approximately 75% of our total balance of cash and cash equivalents was held within a small group of financial institutions, primarily large money center banks. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any losses associated with our balances in such accounts for the nine months ended September 30, 2023.

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

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

	September 30, 2023	December 31, 2022

	(in thousands)
Cash and cash equivalents	$1,941,777	$1,997,566
Restricted cash included in prepaid expenses and other current assets	166,870	147,422
Cash included in assets held for sale	1,218	70,618
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$2,109,865	$2,215,606

Long-lived assets

During the three and nine months ended September 30, 2023, we entered into agreements to acquire hardware, software and related services, of which $19.6 million and $67.6 million, respectively, was financed utilizing under four to five-year vendor financing arrangements. Certain of the agreements included the purchase of assets previously leased.

During the three months ended September 30, 2022, we entered into an agreement to acquire hardware, software and related services, of which $83.5 million was financed utilizing a two-year vendor financing arrangement. The agreement included the purchase of certain assets previously leased. The reduction in operating and finance lease liabilities arising from the termination of the related right-of-use assets was $44.2 million and $9.7 million, respectively.

In connection with the completion of the EVO acquisition during the nine months ended September 30, 2023, we acquired right-of-use assets for operating leases of approximately $40.0 million, primarily related to real estate leases, and assumed the associated lease liabilities. As of September 30, 2023, maturities of the acquired operating lease liabilities were as follows: $2.0 million in 2023, $8.8 million in 2024, $8.1 million in 2025, $7.5 million in 2026, $6.2 million in 2027, $3.2 million in 2028 and $0.8 million thereafter.

As a result of actions taken in the third quarter of 2022 to reduce our facility footprint in certain markets around the world, we recognized charges of $27.7 million, primarily related to certain lease right-of-use assets, leasehold improvements, furniture and fixtures and equipment, to reduce the carrying amount of each asset group to estimated fair value. The charges were presented within selling, general and administrative expenses in our consolidated statements of income for the three and nine months ended September 30, 2022.

Visa preferred shares

Through certain of our subsidiaries in Europe, we were a member and shareholder of Visa Europe Limited ("Visa Europe"). In June 2016, Visa Inc. ("Visa") acquired all of the membership interests in Visa Europe, and we received consideration in the form of cash and Series B and C convertible preferred shares of Visa. We assigned the preferred shares received a value of zero based on transfer restrictions, Visa's ability to adjust the conversion rate and the estimation uncertainty associated with those factors. Based on the outcome of any current or potential litigation involving Visa Europe in the United Kingdom and elsewhere in Europe, the conversion rate of the preferred shares could be adjusted down such that the number of Visa common shares we receive could be as low as zero.

The Series B and C convertible preferred shares become convertible in stages based on developments in the litigation and become fully convertible no later than 2028 (subject to a holdback to cover any then pending claims). In July 2022, in connection with the second mandatory release assessment, a portion of the Series B and C convertible preferred shares was converted by Visa representing approximately one quarter of the original potential conversion rate. We recognized a gain of $13.2 million reported in interest and other income in our consolidated statements of income for the three and nine months ended September 30, 2022 based on the fair value of the shares received and subsequently sold. The remaining Series B and C convertible preferred shares continue to be carried at an assigned value of zero based on the aforementioned factors.

Through the acquisition of EVO in 2023, we obtained Series A and C convertible preferred shares of Visa. The Series C preferred shares are carried at an assigned value of zero based on the aforementioned factors. The Series A convertible preferred shares are not restricted and are convertible into a fixed number of Visa Class A common shares. The Series A convertible preferred shares are presented at a fair value of $39.7 million in other current assets in our consolidated balance sheet as of September 30, 2023. The fair value of the Visa Series A convertible preferred shares is determined using a market approach based on the quoted market price of Visa Class A common stock into which the Series A preferred shares are convertible, and as a result is classified as Level 2 of the fair value hierarchy.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three and nine months ended September 30, 2023 and 2022:

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at June 30, 2023	$(347,290)	$(28,102)	$(3,009)	$(378,401)
Other comprehensive income (loss)	(108,179)	15,664	(22)	(92,537)
Balance at September 30, 2023	$(455,469)	$(12,438)	$(3,031)	$(470,938)

Balance at June 30, 2022	$(343,401)	$(25,034)	$(2,743)	$(371,178)
Other comprehensive income (loss)	(234,903)	1,580	—	(233,323)
Balance at September 30, 2022	$(578,304)	$(23,454)	$(2,743)	$(604,501)

Other comprehensive loss attributable to noncontrolling interests, which relates only to foreign currency translation, was $16.2 million and $14.8 million for the three months ended September 30, 2023 and 2022, respectively.

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2022	$(380,584)	$(22,420)	$(2,965)	$(405,969)
Other comprehensive income (loss)	(74,885)	9,982	(66)	(64,969)
Balance at September 30, 2023	$(455,469)	$(12,438)	$(3,031)	$(470,938)

Balance at December 31, 2021	$(182,949)	$(48,490)	$(2,743)	$(234,182)
Other comprehensive income (loss)	(395,355)	25,036	—	(370,319)
Balance at September 30, 2022	$(578,304)	$(23,454)	$(2,743)	$(604,501)

Other comprehensive loss attributable to noncontrolling interests, which relates only to foreign currency translation, was $8.0 million and $33.7 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 15—SEGMENT INFORMATION

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

Information on segments and reconciliations to consolidated revenues, consolidated operating income (loss) and consolidated depreciation and amortization were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(in thousands)

Revenues(1):
Merchant Solutions	$1,884,006	$1,596,326	$5,331,909	$4,651,061
Issuer Solutions	607,848	566,039	1,769,196	1,663,008
Consumer Solutions	—	147,337	182,740	478,082
Intersegment eliminations	(16,163)	(24,331)	(63,238)	(69,620)
Consolidated revenues	$2,475,691	$2,285,371	$7,220,607	$6,722,531

Operating income (loss)(1):
Merchant Solutions	$637,864	$550,684	$1,748,622	$1,530,573
Issuer Solutions	113,877	97,548	292,388	244,190
Consumer Solutions	—	23,175	(3,908)	67,735
Corporate(2)	(193,545)	(236,042)	(680,337)	(575,758)
Impairment of goodwill	—	—	—	(833,075)
Net loss on business dispositions	—	(48,933)	(139,095)	(201,144)
Consolidated operating income	$558,196	$386,432	$1,217,670	$232,521

Depreciation and amortization(1):
Merchant Solutions	$291,260	$243,300	$827,891	$742,153
Issuer Solutions	161,786	156,936	484,560	467,287
Consumer Solutions	—	—	—	35,776
Corporate	5,578	5,266	15,600	16,545
Consolidated depreciation and amortization	$458,624	$405,502	$1,328,051	$1,261,761

(1) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. See “Note 2—Acquisition” and “Note 3—Business Dispositions” for further discussion.

(2) Operating loss for Corporate included acquisition and integration expenses of $74.4 million and $75.3 million for the three months ended September 30, 2023 and 2022, respectively. Operating loss for Corporate included acquisition and integration expenses of $222.4 million and $184.8 million for the nine months ended September 30, 2023 and 2022, respectively. During the three and nine months ended September 30, 2022, operating loss for Corporate also included $31.7 million and $40.0 million, respectively, of other charges related to facilities exit activities, while facilities exit actions resulted in charges during the three and nine months ended September 30, 2023 of $3.7 million and $15.0 million, respectively.

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

•On April 26, 2023, we completed the sale of the consumer portion of our Netspend business for approximately $1 billion, subject to certain closing adjustments. In connection with the sale, we provided $675 million of seller financing and a five-year $50 million secured revolving facility available from the date of closing of the sale. We recognized a loss on business dispositions in our consolidated statement of income of $243.2 million during the nine months ended September 30, 2023 related to this sale.

•On April 1, 2023, we completed the sale of our gaming business for approximately $400.0 million, subject to certain closing adjustments. In connection with the sale, we provided $32 million of seller financing. We recognized a gain of $104.1 million during the nine months ended September 30, 2023 in connection with the sale.

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

Highlights related to our financial condition at September 30, 2023 and results of operations for the three and nine months then ended include the following:

•Consolidated revenues for the three and nine months ended September 30, 2023 increased to $2,475.7 million and $7,220.6 million, respectively, compared to $2,285.4 million and $6,722.5 million, respectively, for the prior year. The increase in consolidated revenues was primarily due to an increase in transaction volumes, including from the recently acquired EVO business, partially offset by the effects on revenue of the divested businesses.

•Merchant Solutions and Issuer Solutions segment operating income for the three and nine months ended September 30, 2023 increased compared to the prior year primarily due to the favorable effects of the increase in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management.

•Consolidated operating income for the three and nine months ended September 30, 2023 included the favorable effects of the increase in revenues as compared to the prior year and prudent expense management, partially offset by an increase in acquisition and integration expenses and amortization of acquired intangibles, primarily related to the acquisition of EVO. Consolidated operating income for the nine months ended September 30, 2023 also included the effects of the loss on the sale of the consumer business, which was partially offset by the gain on the sale of the gaming business as described above.

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

In addition, failures of several financial institutions in the first quarter of 2023, including Silicon Valley Bank and Credit Suisse, have created uncertainty in the global financial markets and a greater focus on the potential failure of other banks in the future. Although we do not have exposure to and did not experience losses as a result of these failures, we regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. A disruption in financial markets could impair our banking partners, which could affect our ability to access our cash or cash equivalents, our ability to provide settlement services or our customers' ability to access their existing cash to fulfill their payment obligations to us. The occurrence of these events could negatively affect our business, financial condition and results of operations.

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

The following table sets forth key selected financial data for the three months ended September 30, 2023 and 2022, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the three months ended September 30, 2023 and 2022 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 — Financial Statements.

	Three Months Ended September 30, 2023	% of Revenues(1)	Three Months Ended September 30, 2022	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$1,884,006	76.1%	$1,596,326	69.8%	$287,680	18.0%
Issuer Solutions	607,848	24.6%	566,039	24.8%	41,809	7.4%
Consumer Solutions	—	—%	147,337	6.4%	(147,337)	NM
Intersegment eliminations	(16,163)	(0.7)%	(24,331)	(1.1)%	8,168	(33.6)%
Consolidated revenues	$2,475,691	100.0%	$2,285,371	100.0%	$190,320	8.3%

Consolidated operating expenses(2):
Cost of service	$915,531	37.0%	$931,249	40.7%	$(15,718)	(1.7)%
Selling, general and administrative	1,001,964	40.5%	918,757	40.2%	83,207	9.1%
Loss on business dispositions	—	—%	48,933	2.1%	(48,933)	NM
Operating expenses	$1,917,495	77.5%	$1,898,939	83.1%	$18,556	1.0%

Operating income (loss)(2):
Merchant Solutions	$637,864	25.8%	$550,684	24.1%	$87,180	15.8%
Issuer Solutions	113,877	4.6%	97,548	4.3%	16,329	16.7%
Consumer Solutions	—	—%	23,175	1.0%	(23,175)	NM
Corporate(3)	(193,545)	(7.8)%	(236,042)	(10.3)%	42,497	(18.0)%
Loss on business dispositions	—	—%	(48,933)	(2.1)%	48,933	NM
Operating income	$558,196	22.5%	$386,432	16.9%	$171,764	44.4%

Operating margin(2):
Merchant Solutions	33.9%		34.5%		(0.6)%
Issuer Solutions	18.7%		17.2%		1.5%
Consumer Solutions	NM		15.7%		NM

NM = Not meaningful

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, consolidated operating expenses, operating income and operating margin reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. See “Note 2—Acquisition” and “Note 3—Business Dispositions” for further discussion.

(3) Operating loss for Corporate included acquisition and integration expenses of $74.4 million and $75.3 million for the three months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023 and 2022, operating loss for Corporate also included $3.7 million and $31.7 million, respectively, of other charges related to facilities exit activities.

The following table sets forth key selected financial data for the nine months ended September 30, 2023 and 2022, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the nine months ended September 30, 2023 and 2022 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 — Financial Statements.

	Nine Months Ended September 30, 2023	% of Revenues(1)	Nine Months Ended September 30, 2022	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$5,331,909	73.8%	$4,651,061	69.2%	$680,848	14.6%
Issuer Solutions	1,769,196	24.5%	1,663,008	24.7%	106,188	6.4%
Consumer Solutions	182,740	2.5%	478,082	7.1%	(295,342)	(61.8)%
Intersegment eliminations	(63,238)	(0.9)%	(69,620)	(1.0)%	6,382	(9.2)%
Consolidated revenues	$7,220,607	100.0%	$6,722,531	100.0%	$498,076	7.4%

Consolidated operating expenses(2):
Cost of service	$2,805,237	38.9%	$2,850,706	42.4%	$(45,469)	(1.6)%
Selling, general and administrative	3,058,605	42.4%	2,605,085	38.8%	453,520	17.4%
Impairment of goodwill	—	—%	833,075	12.4%	(833,075)	NM
Net loss on business dispositions	139,095	1.9%	201,144	3.0%	(62,049)	(30.8)%
Operating expenses	$6,002,937	83.1%	$6,490,010	96.5%	$(487,073)	(7.5)%

Operating income (loss)(2):
Merchant Solutions	$1,748,622	24.2%	$1,530,573	22.8%	$218,049	14.2%
Issuer Solutions	292,388	4.0%	244,190	3.6%	48,198	19.7%
Consumer Solutions	(3,908)	(0.1)%	67,735	1.0%	(71,643)	NM
Corporate(3)	(680,337)	(9.4)%	(575,758)	(8.6)%	(104,579)	18.2%
Impairment of goodwill	—	—%	(833,075)	(12.4)%	833,075	NM
Net loss on business dispositions	(139,095)	(1.9)%	(201,144)	(3.0)%	62,049	(30.8)%
Operating income	$1,217,670	16.9%	$232,521	3.5%	$985,149	423.7%

Operating margin(2):
Merchant Solutions	32.8%		32.9%		(0.1)%
Issuer Solutions	16.5%		14.7%		1.8%
Consumer Solutions	(2.1)%		14.2%		(16.3)%

NM = Not meaningful

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, consolidated operating expenses, operating income and operating margin reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. See “Note 2—Acquisition” and “Note 3—Business Dispositions” for further discussion.

(3) Operating loss for Corporate included acquisition and integration expenses of $222.4 million and $184.8 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, operating loss for Corporate also included $15.0 million and $40.0 million, respectively, of other charges related to facilities exit activities.

Revenues

Consolidated revenues for the three and nine months ended September 30, 2023 increased by 8.3% and 7.4%, respectively, to $2,475.7 million and $7,220.6 million, respectively, compared to $2,285.4 million and $6,722.5 million, respectively, for the prior year. The increase in revenues was primarily due to an increase in transaction volumes, including from the recently acquired EVO business.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the three and nine months ended September 30, 2023 increased by 18.0% and 14.6%, respectively, to $1,884.0 million and $5,331.9 million, respectively, compared to $1,596.3 million and $4,651.1 million, respectively, for the prior year. The increase in revenues was primarily due to an increase in transaction volumes, including from the recently acquired EVO business, and growth in subscription and software revenue.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the three and nine months ended September 30, 2023 increased by 7.4% and 6.4%, respectively, to $607.8 million and $1,769.2 million, respectively, compared to $566.0 million and $1,663.0 million, respectively, for the prior year. The increase in revenues was primarily due to an increase in transaction volumes.

Operating Expenses

Cost of Service. Cost of service for the three and nine months ended September 30, 2023 was $915.5 million and $2,805.2 million, respectively, compared to $931.2 million and $2,850.7 million, respectively, for the prior year. Cost of service as a percentage of revenues was 37.0% and 38.9%, respectively, for the three and nine months ended September 30, 2023 compared to 40.7% and 42.4%, respectively, for the prior year. Compared to the prior year, cost of service for the three and nine months ended September 30, 2023 decreased primarily due to prudent expense management and inclusion of costs related to the divested businesses for only a portion of the current year. These favorable effects were partially offset by the inclusion of costs for the recently acquired EVO business, including the related amortization of acquired intangibles. Cost of service included amortization of acquired intangibles of $340.4 million and $306.0 million for the three months ended September 30, 2023 and 2022, respectively, and $986.0 million and $962.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2023 increased by 9.1% and 17.4%, respectively, to $1,002.0 million and $3,058.6 million, respectively, compared to $918.8 million and $2,605.1 million, respectively, for the prior year. Selling, general and administrative expenses as a percentage of revenues was 40.5% and 42.4% for the three and nine months ended September 30, 2023, respectively, compared to 40.2% and 38.8%, respectively, for the prior year. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2023 compared to the prior year was primarily due to increases in variable selling and other costs related to the increase in revenues, as well as the effects of higher acquisition and integration expenses, related primarily to the acquisition of EVO, and higher compensation and benefits costs, including an increase for the nine month period in share-based compensation expense for retirement eligible executives and our previous CEO, whose departure was announced on May 1, 2023. This increase was partially offset by lower facilities exit charges in the current year and prudent expense management.

Selling, general and administrative expenses included acquisition and integration expenses of $75.1 million and $73.3 million for the three months ended September 30, 2023 and 2022, respectively, and $244.0 million and $186.2 million for the nine months ended September 30, 2023 and 2022, respectively. Share-based compensation expense was $36.6 million and $37.1 million for the three months ended September 30, 2023 and 2022, respectively, and $173.3 million and $122.5 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, actions taken to exit certain leased facilities resulted in charges of $31.7 million and $40.0 million during the three and nine months ended September 30, 2022, respectively, primarily to reduce the carrying amount of the affected asset groups to estimated fair value, while facilities exit actions resulted in charges during the three and nine months ended September 30, 2023 of $3.7 million and $15.0 million, respectively.

Corporate. Corporate expenses for the three and nine months ended September 30, 2023 were $193.5 million and $680.3 million, respectively, compared to $236.0 million and $575.8 million, respectively, for the prior year. The decrease for the three months ended September 30, 2023 compared to the prior year was primarily due to lower charges related to facilities exit activities in the current year as described above and prudent expense management. The increase for the nine months ended September 30, 2023 compared to the prior year was primarily due to the increase in acquisition and integration and compensation expenses as described above, partially offset by lower charges related to facilities exit activities in the current year. Corporate expenses included acquisition and integration expenses of $74.4 million and $222.4 million for the three and nine months ended September 30, 2023, respectively, compared to $75.3 million and $184.8 million for the three and nine months ended September 30, 2022, respectively.

Operating Income and Operating Margin

Consolidated operating income for the three and nine months ended September 30, 2023 was $558.2 million and $1,217.7 million, respectively, compared to $386.4 million and $232.5 million, respectively, for the prior year. Operating margin for the three and nine months ended September 30, 2023 was 22.5% and 16.9%, respectively, compared to 16.9% and 3.5% for the three and nine months ended September 30, 2022, respectively. The increase in consolidated operating income and operating margin for the three and nine months ended September 30, 2023 compared to the prior year included the favorable effects of the increase in revenues, since certain fixed costs do not vary with revenues, and prudent expense management. These effects were partially offset by higher acquisition and integration expenses, amortization of acquired intangibles and compensation expenses as described above. In addition, the increase in consolidated operating income and operating margin for the three months ended September 30, 2023 included the favorable effect of lower corporate expenses as described above. Consolidated operating income for the nine months ended September 30, 2023 also included the effects of the $104.1 million gain on sale of the gaming business and the net loss of $243.2 million on the consumer business disposition to reduce the carrying amount of the consumer disposal group to estimated fair value less costs to sell, including the effects of incremental negotiated closing adjustments, changes in the estimated fair value of the seller financing and the effects of the final tax structure of the transaction.

Consolidated operating income and operating margin for the nine months ended September 30, 2022 included the effects of the $127.2 million loss on the sale of our Merchant Solutions business in Russia and the $833.1 million goodwill impairment charge related to our former Business and Consumer Solutions reporting unit. We also recognized charges within loss on the business dispositions in our consolidated statements of income of $48.9 million and $73.9 million during the three and nine months ended September 30, 2022, respectively, to reduce the disposal group to estimated fair value less costs to sell. Operating income for the three and nine months ended September 30, 2022 also included the unfavorable effect of a charge in the third quarter of 2022 related to facilities exit activities as described above.

Segment Operating Income and Operating Margin

In our Merchant Solutions segment, operating income for the three and nine months ended September 30, 2023 increased compared to the prior year primarily due to the favorable effects of the increase in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management. These favorable effects were partially offset by incremental expenses related to continued investment in new products, innovation and our technology environments. In addition, the inclusion of recently acquired EVO had an unfavorable effect on the Merchant Solutions operating margin for the three and nine months ended September 30, 2023 as compared to the prior year.

In our Issuer Solutions segment, operating income and operating margin for the three and nine months ended September 30, 2023 increased compared to the prior year primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued prudent expense management.

Other Income/Expense, Net

Interest and other income for the three and nine months ended September 30, 2023 increased to $35.7 million and $74.8 million, respectively, compared to $20.4 million and $25.1 million, respectively, for the prior year, primarily due to the interest income associated with the new seller financing notes receivable. We recognized interest income of $21.4 million and $37.1 million during the three and nine months ended September 30, 2023, respectively. Other income for the three and nine months ended September 30, 2022 included a gain of $13.2 million recognized in connection with the release and conversion of a portion of our Visa convertible preferred shares. See "Note 13—Supplemental Balance Sheet Information" in the notes to the accompanying consolidated financial statements for further discussion of this transaction.

Interest and other expense for the three and nine months ended September 30, 2023 increased to $176.1 million and $490.5 million, respectively, compared to $135.2 million and $327.7 million, respectively, for the prior year as a result of the increase in our average outstanding borrowings and higher average interest rates on outstanding borrowings. In addition, during the nine months ended September 30, 2023, we incurred a noncash charge of $18.2 million for the estimated future credit losses on the new seller financing notes receivable. Interest expense for the three and nine months ended September 30, 2022 included fees and charges incurred in connection with financing activities that occurred during the third quarter of 2022, including $17.3 million related to commitment fees associated with bridge financing.

Income Tax Expense

For the three months ended September 30, 2023, our effective income tax rate was 14.1%. The effective rate included the favorable effects from foreign-derived intangible income deductions, tax credits and foreign interest income not subject to tax. For the nine months ended September 30, 2023, our effective income tax rate was 24.9%. The effective tax rate reflects recognition of a gain on the dispositions of our consumer and gaming businesses for income tax reporting purposes, while a net loss on the dispositions was recognized for financial reporting purposes. This was partially offset by the favorable effect on the rate of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction.

For the three months ended September 30, 2022, our effective income tax rate was 5.2%. The low effective rate was primarily due to the favorable effects of foreign interest income not subject to tax, adjustments to unrecognized income tax benefits related to certain U.S. federal income tax positions and remeasurement of state deferred taxes to reflect enacted tax law changes. For the nine months ended September 30, 2022, we incurred income tax expense in spite of reporting a loss before income taxes primarily due to the unfavorable effects of the goodwill impairment charge and the loss on the sale of our Merchant Solutions business in Russia, for which no tax benefit was recognized.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act into law, which, among other things, implemented a 15% corporate alternative minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases effective beginning January 1, 2023. We do not expect the corporate alternative minimum tax will have a material effect on our reported results, cash flows or financial position. During the nine months ended September 30, 2023, we reflected excise taxes of $4.0 million within equity as part of the cost of common stock repurchased, net of share issuances, during the period.

Net Income (Loss) Attributable to Global Payments

Net income attributable to Global Payments was $361.8 million and $624.9 million, respectively, for the three and nine months ended September 30, 2023 compared to net income (loss) of $290.5 million and $(137.8) million, respectively, for the prior year, reflecting the changes in operating income noted above along with changes in equity in income of equity method investments. Equity in income of equity method investments for the three and nine months ended September 30, 2022 included a $17.9 million gain on the sale of an equity method investment.

Diluted Earnings (Loss) per Share

Diluted earnings per share was $1.39 and $2.39, respectively, for the three and nine months ended September 30, 2023 compared to diluted earnings (loss) per share of $1.05 and $(0.49), respectively, for the prior year. Diluted earnings per share for the three and nine months ended September 30, 2023 reflects the changes in net income.

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

At September 30, 2023, we had cash and cash equivalents totaling $1,941.8 million. Of this amount, we considered $692.7 million to be available for general purposes, of which $61.6 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $692.7 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $166.9 million as of September 30, 2023, representing amounts deposited by customers for prepaid card transactions and funds held as a liquidity reserve. These balances are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $1,591.3 million and $1,534.5 million for the nine months ended September 30, 2023 and 2022, respectively, which reflect net income adjusted for noncash items, including depreciation, amortization and the provision for credit losses, charges associated with the net loss on business dispositions and facility exit charges, and changes in operating assets and liabilities. The increase in cash flows from operating activities from the prior year was due to fluctuations in operating results and related assets and liabilities that are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations and accounts payable and other liability balances.

We used net cash in investing activities of $4,119.7 million and $486.9 million during the nine months ended September 30, 2023 and 2022, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions, net of cash and restricted cash acquired, and capital expenditures. During the nine months ended September 30, 2023 and 2022, we used cash of $4,099.8 million and $25.0 million, respectively, for acquisitions. We made capital expenditures of $500.8 million and $463.4 million during the nine months ended September 30, 2023 and 2022, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make significant capital investments in the business, and we anticipate capital expenditures to approximate $630 million during the year ending December 31, 2023. Additionally, investing cash flows for the nine months ended September 30, 2023 includes the net effect on cash from the sale of our consumer and gaming businesses and the issuance and subsequent repayment of a $50 million secured revolving credit facility available from the date of the sale to the purchasers of the consumer business. Investing cash flows for the nine months ended September 30, 2022 includes the net effect on cash from the sale of our Merchant Solutions business in Russia and cash received from the sale of investments in Visa common shares of $13.2 million and equity method investments of $17.9 million.

Financing activities include borrowings and repayments under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. Financing activities provided net cash of $2,458.4 million during the nine months ended September 30, 2023, and we used net cash in financing activities of $804.6 million during the nine months ended September 30, 2022.

Proceeds from long-term debt were $8,861.1 million and $9,124.4 million for the nine months ended September 30, 2023 and 2022, respectively. Repayments of long-term debt were $7,628.9 million and $7,193.7 million for the nine months ended September 30, 2023 and 2022, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our revolving credit facility, as well as scheduled principal repayments we make on our term loans, finance leases and other vendor financing arrangements. During the nine months ended September 30, 2023, we also had net borrowings of $1,900.0 million under our commercial paper program. See section "Long-Term Debt and Lines of Credit" below for further discussion of our recent debt transactions.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the nine months ended September 30, 2023 and 2022, we had net repayments of settlement lines of credit of $33.3 million and $2.8 million, respectively.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the nine months ended September 30, 2023 and 2022, we used $413.7 million and $2,139.7 million, respectively, to repurchase shares of our common stock. As of September 30, 2023, the remaining amount available under our share repurchase program was $1,090.2 million.

We paid dividends to our common shareholders in the amounts of $195.6 million and $208.1 million during the nine months ended September 30, 2023 and 2022, respectively. We made distributions to noncontrolling interests in the amount of $24.3 million and $17.7 million during the nine months ended September 30, 2023 and 2022, respectively.

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

On March 17, 2023, we issued €800 million aggregate principal amount of 4.875% senior unsecured notes due March 2031 and received net proceeds of €790.6 million, or $843.6 million based on the exchange rate on the issuance date. We issued the senior notes at a discount of $2.8 million, and we incurred debt issuance costs of $7.2 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at September 30, 2023. Interest on the senior unsecured notes is payable annually in arrears on March 17 of each year, commencing March 17, 2024. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. The net proceeds from the offering were used for general corporate purposes.

During the nine months ended September 30, 2023, we used borrowings under the revolving credit facility to fund the redemption in full of the 3.750% and 4.000% senior unsecured notes due June 1, 2023.

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

We may issue standby letters of credit of up to $250.0 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of September 30, 2023, there were borrowings of $1,545.0 million outstanding under the revolving credit facility, and the total available commitments under the revolving credit facility were $2.3 billion.

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

As of September 30, 2023, we had borrowings under our commercial paper program of $1,900.0 million outstanding with a weighted average annual interest rate of 6.07%.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. The required leverage ratio was increased to 4.50 to 1.00 as a result of the qualifying acquisition of EVO, which will remain in effect for up to eight consecutive quarters with a gradual step-down to 3.75 to 1.00, and the required interest coverage ratio is 3.00 to 1.00. We were in compliance with all applicable covenants as of September 30, 2023.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of September 30, 2023, a total of $86.3 million of cash on deposit was used to determine the available credit.

As of September 30, 2023, we had $707.8 million outstanding under these lines of credit with additional capacity to fund settlement of $1.7 billion. During the three months ended September 30, 2023, the maximum and average outstanding balances under these lines of credit were $1,035.1 million and $537.8 million, respectively. The weighted-average interest rate on these borrowings was 5.97% at September 30, 2023.

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

Effect of New Accounting Pronouncements and Recently Issued Accounting Pronouncements Not Yet Adopted

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that may affect our current and/or future financial statements. There were no new recently adopted accounting pronouncements during the period or recently issued accounting pronouncements not yet adopted as of September 30, 2023.

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

With respect to foreign currency exchange rate risk, during the nine months ended September 30, 2023, we designated our Euro-denominated senior notes of €800 million as a hedge of our net investment in our Euro-denominated operations. The purpose of the net investment hedge is to offset the volatility of our net investment in our Euro-denominated operations due to changes in foreign currency exchange rates.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended September 30, 2023 is set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
July 1-31, 2023	3,799	$101.37	—	$—
August 1-31, 2023	9,283	123.16	—	—
September 1-30, 2023	12,687	118.47	—	—
Total	25,769	$105.87	—	$1,090.2

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions. During the quarter ended September 30, 2023, pursuant to our employee incentive plans, we withheld 25,769 shares, at an average price per share of $117.64, in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of September 30, 2023, the remaining amount available under our share repurchase program was $1,090.2 million. The authorizations by our board of directors do not expire but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 5—OTHER INFORMATION

(c) Director and Officer Trading Plans and Arrangements

During the quarter ended September 30, 2023, none of our directors or officers notified us that they adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

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
101*
The following information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; (vi) the Notes to Unaudited Consolidated Financial Statements; and (vii) the information included in Part II, Item 5(c). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

Global Payments Inc.
(Registrant)

Date: October 31, 2023	/s/ Joshua J. Whipple
Joshua J. Whipple
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)