Form 10-K
period 2023-12-31
GLOBAL PAYMENTS INC
filed 2024-02-14
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $25,440,604,840. The number of shares of the registrant's common stock outstanding at February 12, 2024 was 257,984,986 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's proxy statement for the 2024 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.
2023 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; statements we make regarding guidance and projected financial results for the year 2024; the effects of general economic conditions on our business; statements about the benefits of our acquisitions or divestitures, including future financial and operating results and the completion and expected timing of our acquisitions or completion of anticipated benefits or strategic initiatives; our success and timing in developing and introducing new services and expanding our business; and other statements regarding our future financial performance and the company’s plans, objectives, expectations and intentions. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, and other results of operations could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include, among others, the effects of global economic, political, market, health and social events or other conditions; foreign currency exchange, inflation and rising interest rate risks; difficulties, delays and higher than anticipated costs related to integrating the businesses of acquired companies, including with respect to implementing controls to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; the effect of a security breach or operational failure on our business; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain, develop and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness; our ability to meet environmental, social and governance targets, goals and commitments; the potential effects of climate change, including natural disasters; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards on us or our partners and customers, including privacy and cybersecurity laws and regulations; and other events beyond our control, and other factors presented in "Item 1A - Risk Factors" of this Annual Report on Form 10-K and subsequent filings we make with the Securities and Exchange Commissions ("SEC"), which we advise you to review.

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

Introduction

We are a leading payments technology company delivering innovative software and services to our customers globally, with worldwide reach spanning North America, Europe, Asia-Pacific and Latin America. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world. Headquartered in Georgia with approximately 27,000 team members worldwide, Global Payments is a Fortune 500 company and is a member of the S&P 500. Our common stock is traded on the New York Stock Exchange under the symbol "GPN."

Business Segments

We operate in two reportable segments: Merchant Solutions and Issuer Solutions. During the second quarter of 2023, we completed the sale of the consumer portion of our Netspend business, which comprised our former Consumer Solutions segment. See "Note 18—Segment Information" in the notes to the accompanying consolidated financial statements for additional information about our segments, including revenues, operating income and depreciation and amortization by segment as well as financial information about geographic areas in which we operate.

Recent Business Acquisitions and Dispositions

Acquisition of EVO Payments, Inc.

On March 24, 2023, we completed the acquisition of EVO Payments, Inc. (“EVO”) for total purchase consideration of approximately $4 billion. EVO is a payment technology and services provider, offering payment solutions to merchants ranging from small and middle market enterprises to multinational companies and organizations across the Americas and Europe. The acquisition aligns with our technology-enabled payments strategy, expands our geographic presence in attractive markets and augments our business-to-business ("B2B") software and payment solutions business.

Disposition of Consumer Business

On April 26, 2023, we completed the sale of the consumer portion of our Netspend business for approximately $1 billion. The disposition further aligns our businesses with our strategy to focus on our core corporate customers, including merchants, financial institutions, software partners and technology leaders. Prior to disposition, the consumer business comprised our former Consumer Solutions segment and provided general purpose reloadable ("GPR") prepaid debit and payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses in the United States.

Disposition of Gaming Business

On April 1, 2023, we completed the sale of our gaming business for approximately $400 million. The disposition further aligns our businesses with our strategy to focus on our core corporate customers. Prior to disposition, the gaming business offered a comprehensive suite of solutions, including credit and debit card cash advance, cashless advance, iGaming solutions, traditional and digital check processing and other services specific to the gaming market in North America.

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

Our value proposition is to provide distinctive high-quality, responsive and secure services to all of our customers. We distribute our Merchant Solutions services globally through multiple technology-enabled and relationship-led distribution channels and target customers in many vertical markets located throughout North America, Europe, Asia-Pacific and Latin America. The majority of our revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on the payment type or the market. We also earn software subscription and licensing fees, as well as other fees for specific value-added services, which may be unrelated to the number or value of transactions.

Distribution Channels

In the Merchant Solutions segment, we actively market and provide our payment services, enterprise software solutions and other value-added services directly to our customers through a variety of technology-enabled and relationship-led distribution channels.

Technology-Enabled. Our technology-enabled distribution channel includes integrated and vertical market software solutions and ecommerce and omnichannel solutions, each as described below. Many of our payment solutions are technology-enabled in that they incorporate or are incorporated into innovative, technology-driven solutions, including enterprise software solutions, designed to enable merchants to better manage their businesses. Our technology-enabled solutions represent a substantial component of our revenues.

Integrated Solutions. Our integrated solutions provide advanced payments technology that is embedded into business management software solutions owned by our technology partners who operate in numerous vertical markets, primarily in North America. We grow our integrated solutions business when new or existing merchants enable payments services through enterprise software solutions sold by our partners, both new and existing.

Vertical Markets Software Solutions. Our vertical markets software solutions provide advanced payments technology that is integrated into business enterprise software solutions that we own. We distribute our vertical markets software solutions primarily through the following businesses:

•ACTIVE Network. Through ACTIVE Network, we deliver cloud-based enterprise software, including payment technology solutions, to event organizers in the communities, government services and health and fitness markets.

•AdvancedMD. Through AdvancedMD, we provide cloud-based enterprise solutions to small-to-medium sized ambulatory care physician practices in the United States.

•Education Solutions. We offer integrated payment solutions specifically designed for all levels of educational institutions. For colleges and universities, we offer integrated commerce software and payment solutions, as well as a variety of additional value added services. For institutions serving kindergarten through 12th grade levels, we provide ecommerce and in-person payments and cafeteria POS and back-office management solutions.

•Xenial. Through Xenial, we offer cloud-based enterprise software and hardware solutions that integrate with our payment services and other business applications to the restaurant and hospitality and stadium and event venue vertical markets.

•Zego. Through Zego, we offer a comprehensive resident experience management software and digital commerce solutions to property managers, primarily in the United States.

Ecommerce and Omnichannel. We offer ecommerce and omnichannel solutions that seamlessly blend payment gateway services, retail payment acceptance infrastructure and payment technology service capabilities through a unified commerce platform to allow merchants and partners to accept various payment methods through any channel. We sell ecommerce and omnichannel solutions to customers of all sizes, from small businesses accepting payments in a single country to payment facilitators, enterprise and multinational partners and merchants that have complex payment needs and operate retail and online businesses in multiple countries.

Relationship-Led. Through our relationship-led direct sales forces worldwide, as well as financial institution and other referral partnerships, we offer our payments technology services, software and other value-added solutions directly to customers across numerous verticals in the markets we serve. Although our primary focus is on building high-quality, direct relationships with merchants, we also provide our services to merchants through independent sales organizations ("ISOs") and financial institutions.

Credit and Debit Card Transaction Processing

Credit and debit card transaction processing includes processing the world's major international card brands, including, among others, American Express, Discover Card ("Discover"), JCB, Mastercard, UnionPay International and Visa, as well as certain domestic debit networks, such as Interac in Canada. Credit and debit networks establish uniform regulations that govern much of the payment card industry. During a typical payment transaction, the merchant and the card issuer do not interface directly with each other, but instead rely on payments technology companies, such as Global Payments, to facilitate transaction processing services, including authorization, electronic draft capture, file transfers to facilitate funds settlement and certain exception-based, back-office support services such as chargeback resolution.

We process funds settlement under two models: a sponsorship model and a direct membership model. Under the sponsorship model, member clearing financial institutions ("Members") sponsor us and require our adherence to the standards of the networks. In these markets, we have sponsorship or depository and clearing agreements with financial institution sponsors. These agreements allow us to route transactions under the Members' control and identification numbers to clear card transactions through Mastercard and Visa. In this model, the standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and instead, require that these funds be in the possession of the Member until the merchant has been funded.

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

How A Payment Transaction Works

globalpayments
Acquirer
Authorization and Transaction Data
Authorization and Transaction Data
Card Issuer
Card Network
$98.50
Funding Instructions
$1.50
Transaction Data
$2.00
Monthly Statement
$98.50
$100.00
Bill
$100.00
Member Settlement Bank
Merchant
Goods and Services
Present Card
Card Holder

Issuer Solutions Segment

Through our Issuer Solutions segment, we provide solutions that enable financial institutions and other financial service providers to manage their card portfolios, reduce technical complexity and overhead and offer a seamless experience for cardholders on a single platform. In addition, we provide flexible commercial payments, accounts payable and electronic payment alternatives solutions that support B2B payment processes for businesses and governments. We also offer complementary services, including account management and servicing, fraud solution services, analytics and business intelligence, cards, statements and correspondence, customer contact solutions and risk management solutions. Additionally, our Issuer Solutions segment provides B2B payment services and other financial service solutions marketed to businesses, including software-as-a-service (“SaaS”) offerings that automate key procurement processes, provide invoice capture, coding and approval, and enable virtual cards and integrated payments options across a variety of key vertical markets.

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

Industry Overview

The payments technology industry provides financial institutions, businesses and consumers with payment processing services, merchant acceptance solutions and related information and other value-added services. The industry continues to grow as a result of wider merchant acceptance and increased use of credit and debit cards, advances in payment solutions and processing technology and migration to ecommerce, omnichannel and contactless payment solutions. The proliferation of credit and debit cards, as well as other digital payment solutions, has made the acceptance of digital payments a necessity for many businesses, regardless of size, in order to remain competitive. Certain macroeconomic drivers, such as the COVID-19 pandemic, have further accelerated the use of digital payments, the need for development of technologies and digital-based solutions and the expansion of ecommerce, omnichannel and contactless payment solutions. The increased use of cards and the availability of more sophisticated technology services to all market segments have resulted in an increasingly competitive and specialized industry.

Strategy

We seek to leverage the adoption of, and transition to, card and digital-based payments by expanding our share in our existing markets through our distribution channels and service innovation, as well as through acquisitions to improve our offerings and scale. We also seek to enter new markets through acquisitions, alliances and joint ventures in selected markets around the world. We intend to continue to invest in and leverage our technology infrastructure and capabilities to increase our penetration in existing markets.

Consistent with this focus, we continue to operate our business in accordance with the following strategic framework:

•Leading with technology and innovation to deepen our competitive advantages;

•Further scaling the four pillars of our strategy: software-driven focus, ecommerce and omnichannel solutions, exposure to faster growth markets and B2B payments;

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

Competitive Strengths

We believe that our competitive strengths include the following:

•Technology Solutions - We provide innovative technology-based solutions, including enterprise software and other ecommerce enablement solutions, that enable our customers to operate their businesses more efficiently, increase sales and simplify the payments process, regardless of the channel through which the transaction occurs. We believe our robust technology solutions will continue to differentiate us in the marketplace and position us for continued growth.

•Global Footprint and Distribution - Our worldwide presence allows us to focus our investments on markets with promising gross domestic product fundamentals and favorable secular trends, makes us more attractive to certain customers with international operations and exposes us to emerging innovations that we can adopt globally, while diversifying our economic risk.

•Scalable Operating Environment and Technology Infrastructure - We operate with a multi-channel, global technology infrastructure that provides scalable and innovative service offerings and a consistent service experience to our merchants, customers, financial institutions and other partners worldwide, while also driving sustainable operating efficiencies.

•Strong, Long-lasting Partner Relationships - We have established strong, long-lasting relationships with many financial institutions, enterprise software providers, value-added resellers and other technology-based payment service providers, which enable us to deliver a set of diverse solutions to our customers.

•Disciplined Acquisition Approach - Our proven track record for selectively and successfully sourcing, completing acquisitions and integrating acquired businesses in existing and new markets positions us well for future growth and as an attractive partner for potential acquisition targets.

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

Our Merchant Solutions segment competes with financial institutions, merchant acquirers and other financial technology companies who provide businesses with merchant acquiring and related services. In the United States, we compete with a large number of providers, including but not limited to Fiserv, Inc. ("Fiserv"), Worldpay, LLC ("Worldpay"), Chase Paymentech Solutions, LLC, Elavon, Inc., a subsidiary of U.S. Bancorp, Bank of America Merchant Services, Wells Fargo Merchant Services, Toast, Inc., Stripe, Inc., Shopify Inc. and Block Inc. While these are our primary competitors in the merchant acquiring space, our vertically focused businesses in the United States compete with numerous other providers in their respective verticals.

Internationally, financial institutions remain the primary providers of payment technology services to merchants, although the outsourcing of these services to third-party service providers is becoming more prevalent. We compete outside the U.S. with financial institutions in the markets in which we operate, as well as both large providers (such as Worldpay, Worldline, Nexi) and new entrants (such as Adyen, Block and Stripe). We have seen competition internationally increase and expect that trend to continue as new companies enter our markets and existing competitors expand or consolidate their product lines and services.

Our Issuer Solutions segment encounters competition from other third-party payment card processors, the card brands, core banking platform providers, independent software vendors, B2B providers, and various other firms that deliver services to payment card issuers in the markets we serve, as well as financial institutions who provide such services in-house. Our competitors in this segment include, but are not limited to Fiserv, FIS, Marqeta, Nexi, Worldline, i2c, Bill.com, AvidExchange, Billtrust, Adyen, Stripe and Zeta. We expect the number of competitors in this segment to continue to expand.

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

For a further discussion of our approach to cybersecurity, see "Item 1C - Cybersecurity."

Intellectual Property

Our intellectual property is an important part of our strategy to be a leading provider of payment technology and software solutions. We use a combination of internal policies, intellectual property laws and contractual provisions to protect our proprietary technologies and brands. In addition, to protect our various brands, we seek and maintain registration of U.S. and international patents, copyrights, trade secrets, trademarks, service marks and domain names that align with our brand strategy. We also enforce our trademarks against potential sources of misunderstanding that could harm our brand and ability to compete. In addition to using our intellectual property in our own operations, we grant licenses to certain of our customers to use our intellectual property.

Human Capital Management

Team Member Population

We currently do business around the world, with approximately 27,000 team members living and working in 35 countries. As of December 31, 2023, approximately 59% of our workforce resided in the Americas, 19% in Europe and 22% in Asia Pacific. Many of our team members are highly skilled in technical areas specific to payment technology and software solutions.

Our overall workforce strategies are developed and managed by our Chief Human Resources Officer, who reports to our President and CEO. More broadly, the board of directors and the Compensation Committee of our board of directors ("Compensation Committee") provide oversight on certain culture and human management topics, including diversity, equity and inclusion (“DEI”) and succession plans for critical talent. We regularly engage with our team members through a variety of forums, including periodic surveys, to help us understand their perspectives related to workplace culture, engagement, inclusion, talent management and well-being and to inform our human capital strategies and initiatives. The results of these interactions are also leveraged to further develop our talent management initiatives. Moreover, the board of directors also reviews critical feedback and receives updates on management’s plans in response thereto.

Talent Management and Retention

We place an emphasis on attracting and retaining diverse team members and having a workforce that reflects the communities in which we work and live around the world. To that end, we have implemented programs and initiatives focused on enriching new hire experiences, developing team members through extensive training and professional development opportunities, including mentorship and leadership programs, promoting team members’ wellness and safety, and providing flexible work arrangements. Furthermore, we offer comprehensive and competitive pay and benefits packages, including paid parental leave, team member assistance, savings and retirement programs and equity-based awards that vest over a period of time to support retention of key contributors. We also strive to celebrate and recognize the efforts of our team members through a combination of programs, including team appreciation activities and awards programs to honor top performers and notable contributors. Over the past several years, we have also made significant investments in modernizing our operating environments and technologies to include cloud-based systems and collaboration tools that support day-to-day engagement and execution.

Health and Well-being

The success of our business is connected to the well-being of our team members. Accordingly, we are committed to the health, safety and wellness of our team members worldwide, and we provide team members with various health and wellness programs and benefits, including employee education and assistance programs that focus on physical, financial, family, social and emotional resources.

Diversity, Equity and Inclusion

We remain committed to addressing the ever-changing needs of our team members and finding new ways to continuously enhance our culture. Our DEI strategy, led by our Chief Diversity Officer and our Chief Human Resources Officer, reflects the shift in our current workforce, changing business landscape and potential talent and is anchored by three pillars: Leadership Accountability, Inclusive Capability and Engagement. To further engrain our DEI strategy in the organization, we have established various Employee Resource Groups and diversity action teams, led by senior leaders throughout our company. These groups and teams are critical drivers in fostering organizational change, establishing dedicated focus on DEI priorities and managing the DEI program beyond our corporate function. We continue to include social and racial equity in our conversations, and aim to equip and empower our leaders with the right tools and training to lead effectively. Our Compensation Committee assists the board of directors in overseeing the Company’s DEI initiatives.

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

Government Regulation

Various aspects of our business are subject to regulation and supervision under federal, state and local laws in the United States and foreign laws, regulations and rules. Many of these regulations and laws are evolving and their applicability and scope, as interpreted by courts and regulators, remain uncertain. These regulations and laws involve a variety of matters, including privacy and information security, data and personal information protection, money-transmission and payment instrument laws and regulations, consumer protection laws, anti-money laundering and anti-corruption laws, tax, environmental sustainability (including climate change) and human rights. In addition, we are subject to rules promulgated by the various payment networks, including Nacha, American Express, Discover, Interac, Mastercard and Visa.

Set forth below is a brief summary of some of the significant laws and regulations that apply to us. These descriptions are not exhaustive, and these laws, regulations and rules frequently change and are increasing in number. We are currently in compliance in all material respects with applicable existing legal and regulatory requirements and do not expect that maintaining compliance with these regulations will have a material effect on our capital expenditures, earnings or competitive and financial positions. For additional information about government regulation and laws applicable to our business and the potential risks associated with future changes in laws or regulations, see "Item 1A - Risk Factors" of this Annual Report on Form 10-K, including the risk factor titled "Legal, Regulatory Compliance and Tax Risks."

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

Consumer Protection

The Dodd-Frank Act also created the Consumer Financial Protection Bureau ("CFPB"), which has responsibility for enforcing federal consumer protection laws, and the Financial Stability Oversight Council, which has the authority to determine whether any nonbank financial company, such as us, should be supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve") on the ground that it is "systemically important" to the U.S. financial system. Accordingly, we may be subject to additional systemic risk-related oversight in the future.

The CFPB has significant authority to regulate consumer financial products in the U.S., including consumer payments, and similar products. The FTC, state attorneys general and similar regulatory agencies in other jurisdictions may have broad consumer protection mandates that could result in the promulgation and interpretation of rules and regulations that may affect our business.

Furthermore, certain of our businesses are regulated as money transmitters or otherwise require licensing in one or more states or jurisdictions, subjecting us to various licensing, supervisory and other requirements.

Financial Institution Regulations

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

Certain of our subsidiaries hold payment institution ("PI") licenses. These subsidiaries are subject to regulation and oversight in the jurisdictions in which they operate. As a result of the acquisition of EVO, we have added PI licenses in Poland, Greece and Germany, in addition to those previously held in Spain, Malta and the Czech Republic as well as similar licenses in the United Kingdom. As a PI, each subsidiary is subject to regulation and oversight in the applicable jurisdiction, which includes, among other obligations, a requirement to maintain specific regulatory capital and adhere to certain rules regarding the conduct and operation of their business, including the revised Payment Services Directive 2 and the forthcoming requirements under the Digital Operational Resilience Act and reporting obligations in respect of Central Electronic System of Payment Information.

Privacy, Information Security and Other Business Practices Regulation

Aspects of our business are subject, directly or indirectly, to privacy and data protection regulations in the United States, the United Kingdom, the European Union ("EU") and elsewhere. In most of the countries in which we operate, these laws impose requirements on the manner in which personal information can be collected, processed, stored and shared. They also impose requirements, which vary materially by jurisdiction, in the event of a personal data breach.

Compliance with the data protection regulations applicable to us or our customers requires increasing resources devoted to monitoring changes and developing solutions for our affected businesses. Maintaining compliance over time could require substantive technology infrastructure and process changes across many of the Company’s businesses. Noncompliance with the EU General Data Protection Regulation (“GDPR”), the Gramm-Leach-Bliley Act ("GLBA"), the California Privacy Rights Act, the U.S. Health Insurance Portability and Accountability Act of 1996 or similar regulations could lead to substantial regulatory fines and penalties, or in some cases, damages resulting from private causes of action. Evolving data localization requirements may affect how we provide services to customers in regions like the EU and Asia-Pacific. Additionally, evolving sector-specific regulations that affect the payments industry may introduce overlap or conflict with data privacy regulations, and these conflicts in regulatory requirements may affect our operations.

We also rely upon third parties to facilitate or enable our business activities and require that they are similarly in compliance with applicable regulations. Such third parties include suppliers and other partners.

New regulations (including the EU Artificial Intelligence Regulation and new state laws in the United States or a possible federal privacy law) and new interpretations of existing regulations, such as the Federal Trade Commission ("FTC") Act, GLBA, and the GDPR, could create new privacy rights for individuals and new obligations for companies handling personal information. These regulations could limit our ability to use and share personal or other data and increase costs related to compliance. In addition, emerging technologies including innovations in machine learning and artificial intelligence are expected to continue to drive regulation targeted to the specific risks anticipated from these technologies.

As our portfolio of services evolves, we may offer more services outside of our traditional business-to-business interaction context. As we interact directly with consumers, in conjunction with our existing customers and partners or directly on our own behalf, our compliance obligations under privacy regulations may expand.

Anti-Money Laundering, Anti-Corruption and Sanctions Regulations

In many countries, we are legally or contractually required to comply with the anti-money laundering laws and regulations, such as, in the United States, the Bank Secrecy Act, as amended by the USA PATRIOT Act, and similar laws of other countries, which require that customer identifying information be obtained and verified. In some countries, we are directly subject to these requirements; in other countries, we have contractually agreed to assist our sponsor financial institutions with their obligation to comply with anti-money laundering requirements that apply to them. In addition, we and our sponsor financial institutions are subject to the laws and regulations, enforced by the Office of Foreign Assets Control, that prohibit U.S. persons from engaging in transactions with certain prohibited persons or entities. Similar requirements apply in other countries. We have developed procedures and controls that are designed to monitor and address legal and regulatory requirements and developments and that allow our customers to protect against having direct business dealings with such prohibited countries, individuals or entities.

We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar laws outside of the U.S., such as the U.K. Bribery Act, that prohibit the making or offering of improper payments to foreign government officials and political figures. The FCPA has a broad reach and requires maintenance of appropriate records and adequate internal controls to prevent and detect possible FCPA violations.

State Wage Payment Laws and Regulations

The use of payroll card programs as a means for an employer to remit wages or other compensation to its employees or independent contractors is governed by state labor laws related to wage payments, which laws are subject to change. The paycard portion of our business includes payroll cards and convenience checks and is designed to allow employers to comply with applicable state wage and hour laws. Most states permit the use of payroll cards as a method of paying wages to employees, either through statutory provisions allowing such use or, in the absence of specific statutory guidance, the adoption by state labor departments of formal or informal policies allowing for their use. Nearly every state allowing payroll cards places certain requirements and/or restrictions on their use as a wage payment method, the most common of which involve obtaining the prior written consent of the employee or independent contractors, limitations on fees and disclosure requirements.

Recently, some states have begun to regulate earned wage access products, including, for example by enacting new laws requiring licensure of earned wage access providers and/or requiring fee restrictions on the products, or by including earned wage access products in existing lending laws, which could also result in licensure requirements and/or fee limitations. States could also potentially regulate these products under existing wage and hour laws related to the assignment of wages. We may be subject to additional requirements and limitations under federal or state lending laws as a result of new interpretations, formal guidance or additional regulations relating to earned wage access products.

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

Debt Collection and Credit Reporting Laws

Portions of our business may be subject to the Fair Debt Collection Practices Act, the Fair Credit Reporting Act ("FCRA") and similar state laws. These debt collection laws are designed to eliminate abusive, deceptive and unfair debt collection practices and may require licensing at the state level. The FCRA regulates the use and reporting of consumer credit information and also imposes disclosure requirements on entities that take adverse action based on information obtained from credit reporting agencies.

Telephone Consumer Protection Act

We are subject to the Telephone Consumer Protection Act ("TCPA") and various state laws to the extent we place telephone calls and short message service ("SMS") messages to customers and consumers. The TCPA regulates certain telephone calls and SMS messages placed using automatic telephone dialing systems or artificial or prerecorded voices.

Other

In addition, there are other laws, rules or regulations that may directly affect us or the activities of our merchant customers and in some cases may subject us to investigations, fees, fines and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of a merchant through our payment processing services.

Sustainability

Certain governments around the world are adopting laws and regulations pertaining to sustainability performance, transparency and reporting. Regulators in Europe and the U.S. have also focused efforts on increased disclosure related to climate change and mitigation efforts. The EU recently adopted the European Sustainability Reporting Standards and the Corporate Sustainability Reporting Directive that will impose disclosure of the risks and opportunities arising from social and environmental issues, and on the effect of companies’ activities on people and the environment. In October 2023, California adopted new carbon and climate-related reporting requirements for large public and private companies doing business in the state. Further, the SEC has included in its regulatory agenda potential rulemaking on climate change disclosures that, if adopted, could significantly increase compliance burdens and associated regulatory costs and complexity. International sustainability disclosure standards have also been produced (and further standards will be produced) under the auspices of the International Sustainability Standards Board, which some countries (such as the United Kingdom) have indicated they may incorporate into sustainability disclosure standards required of certain companies

We are monitoring proposed and pending climate legislation for effect and are also working to continually ensure that our sustainability agenda is integrated into our overall business strategy. As part of our annual sustainability reporting, we provide additional information about our approach to sustainability matters in our Global Responsibility Report (which is not incorporated herein), which is available in the investor relations section of our website at www.globalpayments.com.

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

Risks Factors Summary

The following is a summary of the principal risks that could materially and adversely affect our business, financial condition, liquidity, results of operations and/or cash flows.

Risks Related to Our Business Model and Operations

•Our inability to protect our systems and data from continually evolving cybersecurity threats or other technological risks could adversely affect our ability to deliver our services; damage our reputation among our customers, card issuers, financial institutions, card networks, partners and cardholders; adversely affect our continued card network registration or membership and financial institution sponsorship; and expose us to penalties, fines, liabilities, legal claims and defense costs.

•Software and hardware defects, failures, undetected errors, and development delays could affect our ability to deliver our services, damage customer relations, expose us to liability and have an adverse effect on our business, financial condition and results of operations.

•Our systems or our third-party providers' systems may fail, which could interrupt our service, cause us to lose business, increase our costs and expose us to liability.

•The payments technology industry is highly competitive and highly innovative, and some of our competitors have greater financial and operational resources than we do, which may give them an advantage with respect to the pricing of services offered to customers and the ability to develop new and disruptive technologies.

•In order to remain competitive and to continue to increase our revenues and earnings, we must continually and quickly update our services, a process that could result in higher costs and the loss of revenues, earnings and customers if the new services do not perform as intended or are not accepted in the marketplace.

•Our revenues from the sale of services to merchants that accept Visa and Mastercard are dependent upon our continued Visa and Mastercard registrations, financial institution sponsorship and, in some cases, continued membership in certain card networks.

•We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business may be adversely affected.

•Increased merchant, referral partner, ISO or payment facilitator attrition could cause our financial results to decline.

•Our future growth depends in part on the continued expansion within markets in which we already operate, the emergence of new markets, and the continued availability of alliance relationships and strategic acquisition opportunities.

•There may be a decline in the use of cards and other digital payments as a payment mechanism for consumers or other adverse developments with respect to the card industry in general.

•Consolidation among financial institutions or among retail customers, including the merger of our customers with entities that are not our customers or the sale of portfolios by our customers to entities that are not our customers, could affect our financial condition, results of operations and cash flows.

•If we do not renew or renegotiate our agreements on favorable terms with our customers within the Issuer Solutions segment, our business will suffer. The timing of the conversions or deconversions of card portfolios could also affect our revenues and expenses.

•We incur chargeback losses when our merchants refuse or cannot reimburse us for chargebacks resolved in favor of their customers. Any increase in chargebacks not paid by our merchants could adversely affect our business, financial condition, results of operations and cash flows.

•Fraud by merchants or others and losses from overdrawn cardholder accounts could have an adverse effect on our financial condition, results of operations and cash flows.

•Increases in card network fees may result in the loss of customers and/or a reduction in our earnings.

•The integration and conversion of our acquired operations or other future acquisitions, if any, could result in increased operating costs if the anticipated synergies of operating these businesses as one are not achieved, a loss of strategic opportunities if management is distracted by the integration process, and a loss of customers if our service levels drop during or following the integration process.

•Our inability to complete certain divestitures or the effects of divesting a business could have a material adverse effect on our business and financial results.

Legal, Regulatory Compliance and Tax Risks

•Our business is subject to government regulation and oversight. Any new implementation of or changes made to laws, regulations or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development and compliance efforts or have an unfavorable effect on our ability to continue to offer certain services, or on our financial results and our cash flows.

•New or revised tax regulations, unfavorable resolution of tax contingencies or changes to enacted tax rates could adversely affect our tax expense.

•Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

Financial Risks

•We are subject to risks associated with changes in interest rates or currency exchange rates, which could adversely affect our business, financial condition, results of operations and cash flows, and we may not effectively hedge against these risks.

•A downgrade in the ratings of our debt could restrict our ability to access the debt capital markets and increase our interest costs.

•Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

Intellectual Property Risks

•We may not be able to successfully manage our intellectual property and may be subject to infringement claims.

Risks Related to Our Capital Structure

•Our substantial indebtedness could adversely affect us and limit our business flexibility.

•We may not be able to raise additional funds to finance our future capital needs.

•Our balance sheet includes significant amounts of goodwill and other intangible assets. The impairment of a portion of these assets could negatively affect our business, financial condition and results of operations.

•We may not be able to, or we may decide not to, pay dividends or repurchase shares at a level anticipated by our shareholders, which could reduce shareholder returns.

Risks Related to General Economic Conditions

•We are subject to economic and geopolitical risk, health and social events or conditions, the business cycles and credit risk of our customers and the overall level of consumer, business and government spending, which could negatively affect our business, financial condition, results of operations and cash flows.

General Risk Factors

•If we lose key personnel or are unable to attract and hire additional qualified personnel as we grow, our business could be adversely affected.

•The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Business Model and Operations

Our inability to protect our systems and data from continually evolving cybersecurity threats or other technological risks could adversely affect our ability to deliver our services; damage our reputation among our customers, card issuers, financial institutions, card networks, partners and cardholders; adversely affect our continued card network registration or membership and financial institution sponsorship; and expose us to penalties, fines, liabilities, legal claims and defense costs.

In order to provide our services, we process and store sensitive business and personal information, which may include credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses, and other types of personal information or sensitive business information. Some of this information is also processed and stored by financial institutions, merchants and other entities, as well as third-party service providers to whom we outsource certain functions and other agents, such as independent consultants and auditors, which we refer to collectively as our associated third parties. We may have responsibility to the card networks, financial institutions, regulators, and in some instances, our merchants, ISOs and/or individuals, for our failure or the failure of our associated third parties (as applicable) to protect this information.

We are a regular target of malicious third-party attempts to identify and exploit system vulnerabilities, and/or penetrate or bypass our security measures, in order to gain unauthorized access to our networks and systems or those of our associated third parties. Such attempts at unauthorized access can lead, and occasionally have led, to the compromise of sensitive, business, personal or confidential information. To mitigate these risks, we follow a defense-in-depth model for cybersecurity, meaning we proactively seek to employ multiple methods at different layers to defend our systems against intrusion and attack and to protect the data we possess. We have adopted policies and procedures, involving an incident response plan and both the board of directors and management oversight of cybersecurity risks, that we believe are designed to facilitate the identification, assessment and management of those risks including any risks that have the potential to be material. Our information security program establishes technical, physical and administrative controls to maintain the confidentiality, integrity and availability of our information and technical assets. However, we cannot provide any assurance that these cybersecurity risk management processes will be fully complied with or effective and we cannot be certain that these measures or other will always be successful or will always be sufficient to counter, or to rapidly detect, contain, and remediate, all current and emerging technology threats.

More particularly, our computer systems and/or our associated third parties’ computer systems have been, and we expect will continue to be, targeted for penetration on a regular basis, and our data protection measures may not prevent unauthorized access. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, are often difficult to detect and continually evolve and become more sophisticated. Threats to our systems and our associated third parties’ systems can derive from human error, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources. In addition, we have experienced and may continue to experience errors, interruptions or delays from computer viruses and other malware or vulnerabilities that could infect our systems or those of our associated third parties. Denial of service, ransomware or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures may not prevent downtime, unauthorized access or use of sensitive data. We have experienced such incidents in the past, and we cannot guarantee that we will be able to anticipate or detect all attacks or vulnerabilities or implement adequate preventative measures in the future. While we maintain first- and third-party insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. Companies we acquire may require implementation of additional cyber defense methods to align with our standards and, as a result, there may be a period of heightened risk between the acquisition date and the completion of such implementation. Furthermore, certain of our third-party relationships are subject to our vendor management program and are governed by written contracts. We believe we have designed our risk identification, assessment, and management processes and procedures to account for cybersecurity risks associated with our use of third-party service providers; however, we do not control the actions of our associated third parties, and any problems experienced by these third parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyberattacks, targeted attacks against our employees and associated third parties and security breaches, could adversely affect our ability to service our customers or otherwise conduct our business.

In addition, we impose contractual requirements on our counterparties, including vendors and other third parties, related to the use and security of personal data and other confidential information, along with compliance with applicable privacy and security laws. We cannot provide any assurance that these contractual requirements related to those who have access to this data will be followed or will be adequate to prevent the misuse of this data. We have occasionally received notifications from vendors and other third parties regarding the exposure of or unauthorized access to our data stored on their information systems, and any future misuse or compromise of personal information stored on those systems, or any other failure by a vendor or other third party to abide by our contractual requirements, could expose us to regulatory fines, third-party liability, protracted and costly litigation and, with respect to misuse of the personal information of our customers, lost revenue and reputational harm.

Any type of security breach, attack or misuse of data described above or otherwise, whether experienced by us or an associated vendor or other third party, could harm our reputation; deter existing and prospective customers from using our services or from making digital payments generally; increase our operating expenses in order to contain and remediate the incident; expose us to unanticipated or uninsured liability; disrupt our operations (including potential service interruptions); distract our management; increase our risk of litigation or regulatory scrutiny; result in the imposition of penalties and fines under state, federal and foreign laws or by the card networks; and adversely affect our continued card network registration or membership and financial institution sponsorship. Removal from the networks' lists of Payment Card Industry Data Security Standard compliant service providers could mean that existing customers, sales partners or other third parties could cease using or referring others to our services. Also, prospective merchant customers, financial institutions, sales partners or other third parties could choose to terminate negotiations with us, or delay or choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks. Any of the foregoing could adversely affect our business, financial condition or results of operation.

Software and hardware defects, failures, undetected errors, and development delays could affect our ability to deliver our services, damage customer relations, expose us to liability and have an adverse effect on our business, financial condition and results of operations.

Our core services are based on software and computing systems that may encounter development delays, and the underlying software may contain undetected errors, viruses, defects or vulnerabilities. The hardware infrastructure on which our systems run may have a faulty component or fail. Defects in our software services, underlying hardware, or errors or delays in our processing of digital transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, and could result in loss of credibility with current or potential customers, harm to our reputation and exposure to liability claims.

In instances in which we rely on third-party software, our services are occasionally affected by defects, viruses, vulnerabilities, security incidents or other failures that take place at the vendor level. Depending on the circumstances, a vendor failure could cause delays, disruption or data loss or damage, and therefore cause harm to our credibility, reputation or financial condition. In addition, our insurance may not be adequate to compensate us for all losses or failures that may occur.

Our systems or our third-party providers' systems may fail, which could interrupt our service, cause us to lose business, increase our costs and expose us to liability.

We depend on the efficient and uninterrupted operation of our computer systems, software, data centers and telecommunications networks, as well as the systems and services of third parties. A system outage or data loss could have a material adverse effect on our business, financial condition, results of operations and cash flows. Not only could we suffer damage to our reputation in the event of a system outage or data loss, but we could also be liable to third parties. Many of our contractual agreements with financial institutions and certain other customers require the payment of penalties if we do not meet certain operating standards. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire; climate-related events, including extreme weather events; natural disasters; pandemics; power loss; telecommunications failure; terrorist acts; war; unauthorized entry; malicious attack; human error; hardware failure; and computer viruses or other defects. We have been and continue to be exposed to defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures, or other difficulties (including those related to system relocation), which could result in loss of revenues, loss of customers, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, litigation expenses, fines and other sanctions imposed by card networks or regulators, and/or diversion of technical and other resources. There is also a risk that third-party suppliers of hardware and infrastructure required to support our employee productivity or our suppliers could be affected by supply chain disruptions, such as manufacturing and shipping delays. An extended supply chain disruption could also affect the delivery of our services.

The payments technology industry is highly competitive and highly innovative, and some of our competitors have greater financial and operational resources than we do, which may give them an advantage with respect to the pricing of services offered to customers and the ability to develop new and disruptive technologies.

We operate in the payments technology industry, which is highly competitive and highly innovative. In this industry, our primary competitors include other independent payment processors, credit card processing firms, third-party card processing software institutions, as well as financial institutions, ISOs, payment facilitators, prepaid programs managers and, potentially, card networks. Some of our current and potential competitors may be larger than we are and have greater financial and operational resources or brand recognition than we have. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a direct member for participation in the card networks, as we do in certain jurisdictions, and may be able to settle transactions more quickly for merchants than we can. These financial institutions may also provide payment processing services to merchants at lower margins or at a loss in order to generate banking fees from the merchants. It is also possible that larger financial institutions, including some who are customers of ours, could decide to perform in-house some or all of the services that we currently provide or could provide. These attributes may provide them with a competitive advantage in the market.

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

The payments technology industry in which we compete is characterized by rapid technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of projects, including the development of new platforms, products, mobile payment applications, ecommerce services and other new offerings emerging in the payments technology industry. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems, which could in turn lead to impairment of long-lived assets associated with projects. In the payments technology markets, these risks are even more acute. Any delay in the delivery of new services or the failure to differentiate our services could render our services less desirable to customers, or possibly even obsolete. Furthermore, as the market for alternative payment processing services evolves, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new services targeted at this market.

In addition, certain of the services we deliver to the payments technology market are designed to process very complex transactions and deliver reports and other information on those transactions, all at very high volumes and processing speeds. Any failure to deliver an effective, accurate, compliant and secure product or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. If development efforts are required or if promised new services are not delivered timely to our customers or do not perform as anticipated, we could incur higher costs, a loss of revenues and lower earnings and cash flows.

Our revenues from the sale of services to merchants that accept Visa and Mastercard are dependent upon our continued Visa and Mastercard registrations, financial institution sponsorship and, in some cases, continued membership in certain card networks.

In order to provide our Visa and Mastercard transaction processing services, we must be either a direct member or registered as a merchant processor or service provider of Visa and Mastercard, respectively. Registration as a merchant processor or service provider is dependent upon our being sponsored by Members of each organization in certain jurisdictions. If our sponsor financial institution in any market should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to attain direct membership with the card networks, either of which could prove to be difficult and expensive. Relatedly, transitioning to a new sponsor financial institution requires technical development work, which takes time. If we were unable to find a replacement financial institution to provide sponsorship or attain direct membership or unable to transition to a new sponsor financial institution in a timely manner, we may no longer be able to provide processing services to affected customers and potential customers in that market, which would negatively affect our revenues, earnings and cash flows. Furthermore, some agreements with our financial institution sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our sponsors' discretionary actions under these agreements could have a material adverse effect on our business, financial condition and results of operations. In connection with direct membership, the rules and regulations of various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would limit our use of capital for other purposes.

The termination of our registration, or any changes in the rules of Visa or Mastercard or any other network that would impair our registration or prevent us from providing services to our customers, could require us to stop providing payment processing services or prevent us from successfully submitting transactions to such network, which would make it impossible for us to conduct our business on its current scale. The rules of the card networks may be influenced by card issuers, and some of those issuers also provide acquiring services and may be our competitors. If we fail to comply with the applicable requirements of the card networks, the card networks could seek to fine us, suspend us or terminate our registrations or membership. The termination of our registrations or our membership or our status as a service provider or a merchant processor, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows. If a merchant fails to comply with the applicable requirements of the card associations and networks, we, the merchant or, in some cases the ISO, could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect or pursue collection of such amounts from the applicable merchant or, in some cases the ISO, we may have to bear the cost of such fines or penalties, resulting in lower earnings for us.

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

Increased merchant, referral partner, ISO or payment facilitator attrition could cause our financial results to decline.

We experience attrition in merchant credit and debit card processing volume resulting from several factors, including merchant closures, loss of merchant accounts to our competitors, unsuccessful contract renewal negotiations and account closures that we initiate for various reasons, such as heightened credit risks or contract breaches by merchants. Our referral partners are a significant source of new business. If a referral partner switches to another transaction processor, terminates our services, internalizes payment processing functions that we perform, merges with or is acquired by one of our competitors, or shuts down or becomes insolvent, we may no longer receive new merchant referrals from such referral partner, and we risk losing existing merchants that were originally enrolled by the referral partner. We cannot predict the level of attrition in the future and it could increase. Higher than expected attrition could negatively affect our results, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by a variety of factors including adverse financial conditions, trade tensions and increased global scrutiny of foreign investments. A number of countries, including the U.S. and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions on foreign investments. Governments may continue to adopt or tighten economic sanctions, tariffs or trade restrictions of this nature, and such restrictions could negatively affect our business and financial results.

Furthermore, our future success will depend, in part, upon our ability to manage our expanded business, which could pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated costs and complexity. We may also face increased scrutiny from governmental authorities if we become a larger business.

There may be a decline in the use of cards and other digital payments as a payment mechanism for consumers or other adverse developments with respect to the card industry in general.

If consumers do not continue to use credit, debit or other digital payment methods of the type we process as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, checks, credit cards and debit cards, that is adverse to us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Consumer credit risk may make it more difficult or expensive for consumers to gain access to credit facilities such as credit cards. Regulatory changes may result in financial institutions seeking to charge their customers additional fees for use of credit or debit cards. Such fees may result in decreased use of credit or debit cards by cardholders. In each case, our business, financial condition, results of operations and cash flows could be adversely affected.

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

A significant amount of our Issuer Solutions segment revenues is derived from long-term contracts with large financial institutions and other financial service providers. The financial position of these customers and their willingness to pay for our services are affected by general market conditions, competitive pressures and operating margins within their industries. When our long-term contracts near expiration, the renewal or renegotiation of the contract presents our customers with the opportunity to consider other providers, transition all or a portion of the services we provide in-house or seek lower rates for our services. Additionally, as we modernize the technology platform we use to deliver services, some Issuer Solutions customers may not be agreeable to our modernization effort and may choose to end their contracts prematurely, or not renew their contracts as a result. The loss of our contracts with existing customers or renegotiation of contracts at reduced rates or with fewer services could have a material adverse effect on our financial condition, results of operations and cash flows.

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

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant's account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we may bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have policies to manage merchant-related credit risk and attempt to mitigate such risk by requiring collateral and monitoring transaction activity. Notwithstanding our programs and policies for managing credit risk, it is possible that a default on such obligations by one or more of our merchants could have a material adverse effect on our business.

Fraud by merchants or others and losses from overdrawn cardholder accounts could have an adverse effect on our financial condition, results of operations and cash flows.

We have potential liability for fraudulent digital payment transactions or credits initiated by merchants or others. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. Failure to effectively manage risk and prevent fraud could increase our chargeback losses or cause us to incur other liabilities. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could have a material adverse effect on our financial condition, results of operations and cash flows.

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

•The acquisition and the related integration could divert the attention of our management from other strategic matters including possible acquisitions and alliances, planning for new product development or expansion into new markets for payments technology and software solutions; and

•The costs related to the integration of the acquired company’s business and operations into ours may be greater than anticipated.

Our inability to complete certain divestitures or the effects of divesting a business could have a material adverse effect on our business and financial results.

From time-to-time, we may divest businesses that do not meet our strategic objectives.

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

Legal, Regulatory Compliance and Tax Risks

Our business is subject to government regulation and oversight. Any new implementation of or changes made to laws, regulations or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development and compliance efforts or have an unfavorable effect on our ability to continue to offer certain services, or on our financial results and our cash flows.

As a payments technology company, our business is affected by laws and complex regulations and examinations that affect us and our industry in the countries in which we operate. Regulation and proposed regulation of the payments industry have continued to increase significantly in recent years. Failure to comply with regulations or guidelines may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines, or may cause customers or potential customers to be reluctant to do business with us, any of which could have an adverse effect on our financial condition.

Interchange fees are subject to intense legal, regulatory and legislative scrutiny worldwide. For instance, the Dodd-Frank Act restricts the amounts of debit card fees that certain issuing institutions can charge merchants and allows merchants to set minimum amounts for the acceptance of credit cards and to offer discounts for different payment methods. These types of restrictions could negatively affect the number of debit transactions, which would adversely affect our business. The Dodd-Frank Act also created the CFPB, which has responsibility for enforcing federal consumer protection laws, and the Financial Stability Oversight Council, which has the authority to determine whether any nonbank financial company, like us, should be supervised by the Board of Governors of the Federal Reserve on the ground that it is "systemically important" to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business, which increases our risk profile and may have an adverse effect on our business, financial condition, results of operations and cash flows.

Because we directly or indirectly offer or provide financial services to consumers, we are subject to prohibitions against unfair, deceptive, or abusive acts or practices under the Dodd-Frank Act. More generally, all persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers, are subject to Section 5 of the FTC Act prohibiting unfair or deceptive acts or practices ("UDAP"). We also have businesses that are subject to credit reporting and debt collection laws and regulations in the U.S. Various federal and state regulatory enforcement agencies, including the FTC, the CFPB and the states’ attorneys general, may seek to take action against nonbanks that engage in UDAP or violate other laws, rules or regulations and, to the extent we are in violation of these laws, rules or regulations or are processing payments for a merchant that may be in violation of these laws, rules or regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities.

We are also subject to examination by the FFIEC as a result of our provision of data processing services to financial institutions. As the regulatory environment remains unpredictable and subject to rapid change, new obligations could increase the cost and complexity of compliance. Evolving regulations also increase the risk of investigations, fines, nonmonetary penalties and litigation. Because of our services in relation to the banking industry, much of our business is obligated, either under law or via contracts with our customers, to comply with anti-money laundering regulations. Noncompliance with these regulations could lead to substantial regulatory fines and penalties or damages from private causes of action. The effect of the regulations could be detrimental to our financial condition.

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

Continuing developments in privacy and data protection regulation globally, combined with the rapid pace of technology innovation, have created risks and operational challenges for many of our business activities as described in "Item 1 - Business." It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data privacy practices or operations model, which could result in potential liability for fines, damages or a need to incur substantial costs to modify our operations. Compliance with these laws and regulations can be costly and time consuming, adding a layer of complexity to business practices and innovation. As with other regulatory schemes, our failure to comply could result in public or private enforcement action and accompanying litigation costs, losses, fines and penalties, which could adversely affect our business, financial condition, results of operations and cash flows.

In addition, U.S. banking agencies and the SEC have adopted or proposed enhanced cyber risk management standards that could apply to us and our financial institution clients and that would address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. Several states and foreign countries also have adopted or proposed new privacy and cybersecurity laws targeting these issues. Legislation and regulations on cybersecurity, data privacy and data localization may compel us to enhance or modify our systems, invest in new systems or alter our business practices or our policies on data governance and privacy. If any of these outcomes were to occur, our operational costs could increase significantly.

The rise in the use of generative artificial intelligence has dramatically altered the corporate landscape. Incorporating artificial intelligence, including machine learning technologies, into our businesses presents numerous risks and uncertainties. Furthermore, the global regulatory framework has not kept pace with the rapid developments in the generative artificial intelligence technology field, creating uncertainties regarding compliance with upcoming laws and regulations. Beyond legal considerations in the development and deployment of these models there exists an ethical consideration given the potential risk of generating misleading or harmful content. The unpredictable nature of outputs further amplifies this risk, potentially leading to unintended consequences and biases. Additionally, the absence of clear requirements pertaining to explainability and the data used to train these models, introduces the risk of intellectual property disputes, including the inability to protect or potential infringement claims regarding the artificially generated content. We are exploring opportunities to expand our portfolio with artificial intelligence capabilities to strengthen our market position, amplify our teams' capabilities, and enhance our customers'

experiences. If we are unsuccessful in doing so, we may have a competitive disadvantage in developing new products and operating our business and our customers may prefer different solutions.

Changes to legal rules and regulations, or interpretation or enforcement thereof, even if not directed at us, may require significant efforts to change our systems and services and may require changes to how we price our services to customers, adversely affecting our business. Even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation. As varying or conflicting regulations come into existence across the jurisdictions in which we operate, we may have difficulty aligning our operations to comply with all applicable laws.

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

In December 2022, the EU Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to implement similar legislation with varying effective dates in the future. We are continuing to evaluate the potential effect on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries; however, we do not expect the directive to have a material effect on our financial condition or results of operations.

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively affecting our results of operations and cash flows. We have recognized estimated liabilities on the balance sheet for material known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. These liabilities reflect what we believe to be reasonable assumptions as to the likely final resolution of each issue if raised by a taxing authority. While we believe that the liabilities are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be finally resolved at a financial amount not significantly more than any related liability on the balance sheet.

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

A portion of our indebtedness bears interest at a variable rate, and we may incur additional variable-rate indebtedness in the future. Elevated interest rates could increase our cost of debt, and reduce our operating cash flows, limit options to refinance existing debt on favorable terms or at all, and could hinder our ability to fund our operations, capital expenditures, acquisitions, share repurchases or dividends.

We are also subject to risks related to the changes in currency exchange rates as a result of our investments in foreign operations and from revenues generated in currencies other than our reporting currency, the U.S. dollar. Revenues and profits generated by international operations will increase or decrease compared to prior periods as a result of changes in currency exchange rates. Volatility in currency exchange rates has affected and may continue to affect our financial results.

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

We currently maintain investment credit ratings with nationally recognized statistical rating organizations. Unfavorable changes in the ratings that these rating agencies assign to our debt may ultimately negatively affect our access to the debt capital markets and increase the costs we incur to borrow funds. If ratings for our debt fall below investment grade, our access to the capital markets could become restricted, and our relationships with certain customers of our Issuer Solutions segment could also be affected. Future tightening in the credit markets and a reduced level of liquidity in many financial markets due to turmoil in the financial and banking industries could affect our access to the debt capital markets or the price we pay to issue debt. Additionally, our revolving credit facility includes an increase in interest rates if the ratings for our debt are downgraded.

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

In certain markets, including, without limitation, China, Greece and Spain, our member sponsors perform payment processing operations and related support services pursuant to services agreements. We expect that the member sponsors will continue to provide these services until such time as we may integrate these functions into our operations. Accordingly, we rely on our member sponsors to provide financial data, such as amounts billed to merchants, to assist us with compiling our accounting records. As such, our internal control over financial reporting could be materially affected, or is reasonably likely to be materially affected, by the internal control and procedures of our member sponsors in these markets.

While we continue to dedicate resources and management time to ensure that we have effective internal control over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our ability to timely generate accurate financial statements in conformity with accounting principles generally accepted in the United States, on the market's perception of our business and on our stock price.

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

We may also be subject to costly litigation in the event our services and technology are alleged to infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our services or technology. Any of these third parties could make a claim of infringement against us with respect to our services or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant litigation costs and potential liability for damages. An adverse determination in any litigation of this type could limit our ability to use the intellectual property subject to these claims and require us to design around a third party’s intellectual property, which may not be possible, or to license alternative technology from another party, which may be costly. In addition, such litigation is often time consuming and expensive to defend and could result in the diversion of the time and attention of our employees.

Risks Related to Our Capital Structure

Our substantial indebtedness could adversely affect us and limit our business flexibility.

We have a significant amount of indebtedness and may incur other debt in the future. Our level of debt and the covenants to which we agreed could have negative consequences for us, including, among other things, (1) requiring us to dedicate a large portion of our cash flow from operations to servicing and repayment of the debt; (2) limiting funds available for strategic initiatives and opportunities, working capital and other general corporate needs; and (3) limiting our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our flexibility to react to changes in our business, our industry and economic conditions.

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

We may need to raise additional funds to finance our future capital needs, including developing new services and technologies or to fund future acquisitions or operating needs. If we raise additional funds through the sale of equity securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities that have rights, preferences and privileges senior to our common stock. We may not be able to raise additional funds on terms favorable to us or at all. If financing is not available or is not available on acceptable terms, we may be unable to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry. In addition, adverse economic conditions or any downgrades in our credit ratings could affect our ability to obtain additional financing in the future and could negatively affect the terms of any such financing.

Our balance sheet includes significant amounts of goodwill and other intangible assets. The impairment of a portion of these assets could negatively affect our business, financial condition and results of operations.

As a result of our acquisitions, a significant portion of our total assets are intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 73% of our total assets as of December 31, 2023. We expect to engage in additional acquisition activity from time-to-time, which may result in our recognition of additional intangible assets, including goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would negatively affect our earnings. An impairment of a portion of our goodwill or other intangible assets could have a material adverse effect on our business, financial condition and results of operations.

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

The global payments technology industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions, including but not limited to, recessions, inflation, rising interest rates, high unemployment, currency fluctuations, and rising energy prices, that affect consumer confidence, discretionary income and changes in consumer purchasing and spending habits. Adverse economic conditions have at times affected and may continue to negatively affect our financial performance by reducing the number or average purchase amount of transactions made using digital payments. A reduction in the amount of consumer spending could result in a decrease in our revenues and profits. If our merchants make fewer sales to consumers using digital payments, or consumers using digital payments spend less per transaction, we will have fewer transactions to process or lower transaction amounts, each of which would contribute to lower revenues. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. When such conditions arise, we evaluate where we may be able to implement cost-saving measures, including those related to headcount and discretionary expenses. While economic conditions have shown moderate improvement in recent months, any of these developments could have a material adverse effect on our financial condition and results of operations.

Adverse macroeconomic conditions in any of our markets could force merchants, financial institutions or other customers to cease operations or petition for bankruptcy protection, resulting in lower revenue and earnings for us and greater exposure to potential credit losses and future transaction declines. We also have a certain amount of fixed costs, including rent, debt service, and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy. Changes in economic conditions could also adversely affect our future revenues and profits and have a materially adverse effect on our business, financial condition, results of operations and cash flows.

In most markets, we collect our fees from our merchants on the first day after the monthly billing period, which results in the build-up of substantial receivable from our customers. If a merchant were to go out of business during the billing period, we may be unable to collect such fees, which could negatively affect our business, financial condition, results of operations and cash flows.

In addition, our business, growth, financial condition or results of operations could be materially adversely affected by public health emergencies, such as the COVID-19 pandemic, political and economic instability or changes in a country’s or region’s economic conditions, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, increased difficulty of conducting business in a country or region due to actual or potential political or military conflict or action by the United States or foreign governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities.

Risks associated with heightened geopolitical and economic instability, include among others, reduction in consumer, government or corporate spending, international sanctions, embargoes, heightened inflation and actions taken by central banks to counter inflation, volatility in global financial markets, increased cyber disruptions or attacks, higher supply chain costs and increased tensions between countries in which we may operate, which could result in charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill, and other losses, and could adversely affect our financial condition and results of operations.

Climate-related events, including extreme weather events and natural disasters and their effects on critical infrastructure in the U.S. or internationally, could have adverse effects on our operations, customers or third-party suppliers. Furthermore, our shareholders, customers and other stakeholders have begun to consider how corporations are addressing sustainability matters, which include environmental and corporate responsibility issues. Government regulators, investors, customers and the general public are increasingly focused on sustainability practices and disclosures, and views on this topic are diverse and rapidly changing. These shifts in investing priorities may result in adverse effects on the trading price of the Company's common stock if investors determine that the Company has not made sufficient progress on sustainability matters. Furthermore, developing and acting on these initiatives, and collecting, measuring and reporting related information and metrics can be costly, difficult and time consuming, and are subject to evolving reporting standards and/or contractual obligations. The standards and laws by which sustainability efforts are tracked and measured are in many cases new, have not been harmonized, and continue to evolve.

We could also face potential negative sustainability related publicity in traditional media or social media if shareholders or other stakeholders determine that we have not adequately considered or addressed sustainability and governance matters. We have been the recipient of proposals from shareholders to promote their corporate responsibility positions, and we may receive other such proposals in the future. Such proposals may not be in the long-term interests of the Company or our shareholders and may divert management’s attention away from operational matters or create the impression that our practices are inadequate.

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

We are from time-to-time involved in various litigation matters and governmental or regulatory investigations or similar matters arising out of our current or future business. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Litigation could be costly, time-consuming and divert attention of management from daily operational needs. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Should the ultimate judgments or settlements in any pending or future litigation or investigation significantly exceed our insurance coverage, such judgments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 1C - CYBERSECURITY

Processes for the Identification, Assessment, and Management of Material Risks from Cybersecurity Threats

Although Global Payments is unable to eliminate all risks associated with cybersecurity threats and we cannot provide full assurance that our cybersecurity risk management processes will be fully complied with or effective, we have adopted policies and procedures that are designed to facilitate the identification, assessment, and management of those risks, including any such risks that have the potential to be material.

We use multiple mechanisms to identify risks associated with cybersecurity threats, including but not limited to the following:

•Our information security program describes three levels of risk assessment exercises to be performed or obtained on a periodic basis by the Information Security function, ranging from enterprise-level to system-level risk assessments;

•Our Information Security function also includes a threat intelligence team that performs continual threat monitoring activities;

•Our Business Technology Services function includes teams that provide architectural review, security advisory, and application testing services in connection with the development of new products, applications, and integrations;

•Our Internal Audit function performs annual reviews designed to evaluate selected systems’ compliance with our information security program and/or recognized external control frameworks;

•Independent consultants and auditors evaluate selected systems and applications on an annual basis; and

•All team members are empowered to submit self-identified information security risks for analysis by our internal risk management professionals.

Cybersecurity risks identified through any of the foregoing mechanisms and submitted to our governance, risk, and compliance platform are assessed by our internal risk management professionals, in collaboration with appropriate subject-matter experts ("SMEs"), pursuant to standards established by our Enterprise Risk Management ("ERM") organization. Our internal risk management professionals work with the SMEs and other stakeholders to establish remediation plans for identified information security risks and to determine when risk acceptance might be a reasonable and appropriate solution. Issues relating to cybersecurity identified by Internal Audit are reported to the Technology Committee of our board of directors ("Technology Committee").

Our ERM organization, under the supervision of the Chief Risk Officer, leads our efforts to consider and assess threats to the Company and the risks that result therefrom, including cybersecurity threats and related risks. With support from Information Security, Legal, and the Privacy Office, ERM conducts periodic evaluations of our information security posture, manages regular meetings with the executive leadership team to discuss risk levels across the company, and maintains and monitors risk tolerances and escalation criteria that drive executive and the board of director communications, as further described in our disclosures related to the board of directors oversight of material risks associated with cybersecurity threats.

We manage risks associated with cybersecurity threats first and foremost through our information security program. We have implemented a comprehensive, layered security approach, across our computing environment, that is designed to facilitate the reduction of cybersecurity risk through the establishment of technical, physical and administrative controls oriented towards the maintenance of the confidentiality, integrity and availability of our information and technical assets. The structure of the information security program is informed by the NIST Cybersecurity Framework, and the program includes controls designed to facilitate the compliance of our cardholder data environments with PCI-DSS. The information security program is under the responsibility of the Chief Information Security Officer ("CISO"), while governance and oversight is provided by the Technology Committee as set forth in the Technology Committee Charter. The CISO is responsible for the strategy, execution and administration of the program and reports directly to the Chief Information Officer ("CIO"), while also maintaining reporting lines to the Technology Committee, its chair and the full board of directors. We have also established a Management Risk Committee ("MRC"), composed primarily of executive management, that is responsible for identifying, assessing, prioritizing and monitoring action plans to mitigate key risks. The MRC meets regularly.

To encourage alignment on risk identification, assessment, and management objectives throughout all levels of the company, we have implemented a security education and awareness program that is designed to reinforce key behaviors that facilitate risk reduction and inform team members about the material cybersecurity risks facing our organization. We also include periodic training on information security to the board of directors.

Identification, Assessment, and Management of Third-Party Cybersecurity Risks

We have designed our risk identification, assessment, and management processes and procedures to account for cybersecurity risks associated with our use of third-party service providers. In addition to performing periodic assessments of vendors that include evaluating those vendors for cybersecurity risks, we endeavor to reduce supply chain cybersecurity risks by: (1) seeking to impose contractual requirements on our counterparties related to the use and security of personal data and other confidential information, as well as compliance with applicable privacy and security laws, wherever required by law to do so; and (2) requiring new software integrations and connectivity with vendors to undergo an architectural review process that involves consultation with the information security function and other relevant stakeholders. Moreover, critical vendors receive periodic comprehensive risk assessments conducted by the vendor management office (a team within ERM), in collaboration with Information Security and our Business Resiliency Governance ("BRG") team, that include a focus on the vendor’s cybersecurity practices.

Evaluation, Categorization, and Escalation of Cybersecurity Incidents

Our information security program includes an incident response plan, which establishes (1) a framework for classifying security incidents according to their severity level, taking into account the nature and scope of the incident; and (2) protocols for the escalation of incidents, including to the attention of the Technology Committee as appropriate. The incident response plan is approved annually by the board of directors. We maintain a Global Security Operations Center ("GSOC"), staffed 24/7, and a Global Critical Incident Management ("GCIM") team, and the roles and responsibilities of the GSOC and GCIM in the incident response context are established by the incident response plan, as well as in associated playbooks and other procedural documentation. On an annual basis, we retain an outside consultant to develop and administer a simulation of a cybersecurity incident designed to test our response capabilities and capacity for effective cross-functional coordination in the wake of an incident and to inform management and the Technology Committee of the results of the exercise. We maintain a business resiliency program, overseen by BRG, that is designed to facilitate our ability to respond, recover and resume services in the event of an incident that causes an operational disruption.

Discussion of Material Cybersecurity Risks and Incidents

We have not experienced any material cybersecurity incidents in the past calendar years and the expenses we have incurred from cybersecurity incidents during that period were immaterial. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For a full discussion of cybersecurity risks, see the section entitled "Risk Factors" in Item 1A.

Board and Management Oversight of Risks Associated with Cybersecurity Threats

The Technology Committee provides the board of director-level oversight of our information technology and information security practices and cyber-risk profile and serves as a liaison between our board of directors and the CISO and the Chief Privacy Officer with respect to such matters. The Technology Committee reviews our key initiatives and practices relating to information technology, information security, cybersecurity, disaster recovery, business continuity, data privacy and data governance, and monitors compliance with regulatory requirements and industry standards. The Technology Committee helps to ensure that our strategic business goals are aligned with our technology strategy and infrastructure and that management has adequate support for the Company's internal technology and information security needs.

At every regular meeting of the Technology Committee, the CISO provides the Technology Committee with updates and changes to the state, strategy and risks related to the information security program as well as other security news and topics. Further, the Technology Committee and Audit Committee receive quarterly reports from the Chief Risk Officer regarding our risk exposure related to significant information technology and information security practices.

The CISO and CIO meet regularly with the chair of the Technology Committee outside of committee meetings. In addition, the board of directors regularly receives information about these topics from the chair of the Technology Committee, the CIO, and management, and the board of directors is apprised directly of incidents as appropriate, pursuant to our incident response plan.

ITEM 2 - PROPERTIES

We have properties located within the various global geographic markets in which we conduct business. Our properties include office space and data centers, most of which we lease. We believe that all of our properties are suitable and adequate for our business as presently conducted. See "Note 7—Leases" in the notes to the accompanying consolidated financial statements for further discussion of our leases.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol "GPN." As of February 12, 2024, there were 11,706 shareholders of record.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report.

Stock Performance Graph

The following graph compares our cumulative shareholder returns with the Standard & Poor's ("S&P") 500 Index and the S&P 500 Financials Index for the years ended December 31, 2023, 2022, 2021, 2020, and 2019. The line graph assumes the investment of $100 in our common stock, the S&P 500 Index and the S&P 500 Financials Index on December 31, 2018 and assumes reinvestment of all dividends.

Global Payments was reclassified by S&P to the Financials sector of the S&P 500 from the Information Technology sector under the revised Global Industry Classification Standard (GICS®) structure in March 2023. We are reflecting this sector change in the performance graph below to be consistent with the revised classification.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Global Payments Inc., the S&P 500 Index and the S&P 500 Financials Index

*$100 invested on December 31, 2018 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

	Global Payments	S&P 500 Index	S&P 500 Financials Index

December 31, 2018	$100.00	$100.00	$100.00
December 31, 2019	$177.25	$131.49	$132.13
December 31, 2020	$210.10	$155.68	$129.89
December 31, 2021	$132.55	$200.37	$175.40
December 31, 2022	$98.22	$164.08	$156.92
December 31, 2023	$126.72	$207.21	$175.99

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2023.

Issuer Purchases of Equity Securities

Information about the shares of our common stock that we repurchased during the quarter ended December 31, 2023 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share, excluding commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

				(in millions)

October 1-31, 2023	6,215	$115.44	—	$—
November 1-30, 2023	2,652	110.31	—	—
December 1-31, 2023	4,389	117.92	—	—
Total	13,256	$109.38	—	$1,090.2

(1)Our board of directors authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended December 31, 2023, pursuant to our employee incentive plans, we withheld 13,256 shares at an average price per share of $115.24 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of December 31, 2023, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $1,090.2 million. On January 25, 2024, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $2.0 billion. The authorizations by our board of directors do not expire, but could be revoked at any time. In addition, we are not required by any of our board of directors' authorizations or otherwise to complete any repurchases by any specific time or at all.

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

We operate in two reportable segments: Merchant Solutions and Issuer Solutions. During the second quarter of 2023, we completed the sale of the consumer portion of our Netspend business, which comprised our former Consumer Solutions segment. Our consolidated financial statements include the results of our former Consumer Solutions segment for periods prior to disposition. See "Note 18—Segment Information" in the notes to the accompanying consolidated financial statements for additional information about our segments.

Discussions of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 that have been omitted under this item can be found in "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the United States Securities and Exchange Commission on February 17, 2023.

Executive Overview

We are a leading payments technology company delivering innovative software and services to our customers globally. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world.

We have grown organically, as well as through acquisitions, and we continue to invest in new and innovative technology solutions, infrastructure to support our growing business and the ongoing consolidation and enhancement of our operating platforms. These investments include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers, along with migration of certain underlying technology platforms to cloud environments to enhance performance, improve speed to market and drive cost efficiencies. We also continue to execute on integration and other activities, such as combining business operations, streamlining technology infrastructure, eliminating duplicative corporate and operational support structures and realizing scale efficiencies.

We have furthered our business strategy through several recent key transactions during 2023 as follows:

•We completed the acquisition of EVO Payments, Inc. (“EVO”) for total purchase consideration of $4.3 billion. EVO is a payment technology and services provider, offering payment solutions to merchants ranging from small and middle market enterprises to multinational companies and organizations across the Americas and Europe. The cash portion of the purchase consideration was funded through cash on hand and borrowings from our revolving credit facility.

•We completed the sale of the consumer portion of our Netspend business for approximately $1 billion. In connection with the sale, we provided $675 million of seller financing and a five-year $50 million secured revolving facility that became available from the date of closing of the sale. We also completed the sale of our gaming business for approximately $400 million.

•Our capital structure initiatives during 2023 included the issuance of Euro-denominated senior notes and the launch of a commercial paper program:

◦We issued €800 million aggregate principal amount of 4.875% senior unsecured notes due March 2031 and received net proceeds of €790.6 million, or $843.6 million based on the exchange rate on the issuance date. The net proceeds from the offering were used for general corporate purposes.

◦We established a $2.0 billion commercial paper program under which we may issue senior unsecured commercial paper notes with maturities of up to 397 days from the date of issue as a cost effective means of satisfying our short-term liquidity needs.

Highlights related to our financial condition at December 31, 2023, and results of operations for the year then ended, include the following:

•Consolidated revenues for the year ended December 31, 2023 increased to $9,654.4 million, compared to $8,975.5 million for the prior year. The increase in consolidated revenues was primarily due to an increase in transaction volumes, including from the recently acquired EVO business, partially offset by the effects on revenue of the divested businesses.

•Merchant Solutions and Issuer Solutions segment operating income and operating margin for the year ended December 31, 2023 increased compared to the prior year primarily due to the favorable effect of increases in revenues, since certain fixed costs do not vary with revenues, and continued expense management.

•Consolidated operating income for the year ended December 31, 2023 included the favorable effects of the increase in revenues as compared to the prior year, partially offset by an increase in expenses primarily related to the acquisition of EVO. Consolidated operating income for the year ended December 31, 2023 also included the effects of a loss on the sale of our consumer business, which was partially offset by a gain on the sale of our gaming business.

Continuing and Emerging Trends

The payments technology industry continues to evolve and grow worldwide and as a result, certain large payment technology companies, including us, have expanded operations globally by pursuing acquisitions and creating alliances and joint ventures. We expect to continue to expand into new markets and pursue additional acquisitions and joint ventures in existing markets to increase our scale and improve our competitiveness.

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

The use of digital payment solutions, the need for development of technologies and digital-based solutions and expansion of ecommerce, omnichannel and contactless payment solutions has accelerated. We believe that the number of digital payment transactions will continue to grow and that an increasing percentage of these will be facilitated through emerging technologies. As a result, we expect an increasing portion of our future capital investment will be allocated to support the development of new and emerging technologies, including technology modernization, innovation and integration through strategic partnerships.

We also believe new markets will continue to develop and expand in areas that have been previously dominated by paper-based transactions. We expect industries such as education, government and healthcare, as well as recurring payments and B2B payments, to continue to see transactions migrate to digital-based solutions. We anticipate that the continued development of new services and technologies, the emergence of new vertical markets and continued expansion of technology-enabled ecommerce and omnichannel solutions, including expanded scale and market reach through new innovative cloud-based capabilities and strategic partnerships, will be a factor in the growth of our business and our revenues in the future. Furthermore, due to its benefits and growth potential, we anticipate the increased exploration of use of artificial intelligence in the payments industry.

For a further discussion of trends, uncertainties and other factors that could affect our continuing operating results, see the section entitled "Risk Factors" in Item 1A.

Macroeconomic Effects and Other Global Conditions

Risks Related to Macroeconomic Conditions

We are exposed to general economic conditions, including currency fluctuations, inflation, rising interest rates and other conditions that affect the overall level of consumer, business and government spending, which could negatively affect our financial performance.

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

We have sought to reduce our interest rate risk through issuance of fixed rate debt in place of variable rate debt, including the effect of interest rate swap hedging arrangements to convert a significant portion of the eligible variable rate borrowings under our revolving credit facility to a fixed rate. However, inflationary pressure or interest rate fluctuations have affected and could continue to affect our business and financial performance as a result of higher costs and/or lower consumer spending. In addition, continued inflation or a rise in interest rates could result in an adverse effect on our future financial results and the recoverability of assets. However, as the future magnitude, duration and effects of these conditions are difficult to predict at this time, we are unable to predict the extent of the potential effect on our financial results.

In addition, failures of several financial institutions in the first quarter of 2023, including Silicon Valley Bank and Credit Suisse, have created some uncertainty in the global financial markets and a greater focus on the potential failure of other banks in the future. Although we do not have exposure to and did not experience losses as a result of these failures, we regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. A disruption in financial markets could impair our banking partners, which could affect our ability to access our cash or cash equivalents, our ability to provide settlement services or our customers' ability to access their existing cash to fulfill their payment obligations to us. The occurrence of these events could negatively affect our business, financial condition and results of operations.

When adverse macroeconomic conditions arise, we evaluate where we may be able to implement cost-saving measures, including those related to headcount and discretionary expenses. While economic conditions have shown moderate improvement in recent months, a downturn in macroeconomic conditions could have an adverse effect on our financial condition and results of operations.

Other Global Conditions

We continue to evaluate the potential effects on our business from health and social events, including pandemics like the COVID-19 pandemic. Although the COVID-19 pandemic has subsided, it caused an economic slowdown and other macroeconomic effects in the U.S. and other markets in which we operate. The global macroeconomic effects of the pandemic may persist for an indefinite period.

We also continue to evaluate the potential effects on our business from heightened geopolitical and economic instability or increased difficulty of conducting business in a country or region due to actual or potential political or military conflict or action, such as those arising from recent global events, which have increased the level of economic and political uncertainty in various regions of the world. Although we have not experienced significant exposure or adverse effects on our business and financial results to date, the extent to which these events could affect the global economy and our operations is difficult to predict at this time. However, a significant escalation, expansion of the scope or continuation of the related economic disruptions could have an adverse effect on our business and financial results.

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

We provide payment technology and software solutions to customers and fund settlement either directly, in markets where we have direct membership with the payment networks, or through our relationship with a member financial institution in markets where we are sponsored. Revenues are generally recognized as billed to the customer, net of interchange fees and payment network fees. We market our services through a variety of relationship-led and technology-enabled distribution channels, including a direct sales force, trade associations, agent and enterprise software providers and referral arrangements with value-added resellers ("VARs"). We also sell services to ISOs, payment facilitators and financial institutions. In certain of these arrangements, the ISO, financial institution or other external partner receives a share of the customer profitability in the form of a monthly residual payment, which is reflected as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.

Issuer Solutions. Issuer Solutions segment revenues are primarily derived from long-term processing contracts with financial institutions and other financial services providers. Payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements generated and/or mailed, managed services, cards embossed and mailed, and other processing services for cardholder accounts on file. Most of these customer contracts have prescribed annual minimums, penalties for early termination, and service level agreements that may affect contractual fees if specific service levels are not achieved. Issuer Solutions revenues also include loyalty redemption services, professional services, and fees from B2B payments services and other financial service solutions marketed to businesses, including software-as-a-service (“SaaS”) offerings that automate key procurement processes, provide invoice capture, coding and approval, and enable virtual cards and integrated payments options across a variety of key vertical markets.

Consumer Solutions. During the second quarter of 2023, we completed the sale of the consumer portion of our Netspend business, which comprised our former Consumer Solutions segment. For the periods prior to disposition, our Consumer Solutions arrangements included a stand-ready performance obligation to provide account access and facilitate purchase transactions. Revenues principally consisted of fees collected from cardholders and fees generated by cardholder activity in connection with the programs that we managed. Customers were typically charged a fee for each purchase transaction made using their cards, unless the customer was on a monthly or annual service plan, in which case the customer was instead charged a monthly or annual subscription fee, as applicable. Customers were also charged a monthly maintenance fee after a specified period of inactivity. We also charged fees associated with additional services offered in connection with our accounts, including the use of overdraft features, a variety of bill payment options, card replacement, foreign exchange and card-to-card transfers of funds initiated through our call centers. Revenues were recognized net of fees charged by the payment networks for services they provided in processing transactions routed through them.

Operating Expenses

Cost of Service. Cost of service consists primarily of salaries, wages and related expenses paid to operations and technology-related personnel, including those who monitor our transaction processing systems and settlement functions; the cost of transaction processing systems, including third-party services; the cost of network telecommunications capability; depreciation and occupancy costs associated with the facilities supporting these functions; amortization of intangible assets; costs to fulfill customer contracts; provisions for operating losses; and, when applicable, integration costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, wages, commissions and related expenses paid to sales personnel, customer support functions other than those supporting revenues, administrative employees and management; share-based compensation; costs to obtain customer contracts; residuals paid to ISOs; fees paid to VARs, independent contractors and other third parties; other selling expenses; occupancy costs of leased space directly related to these functions; advertising costs; and, when applicable, acquisition and integration costs.

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table sets forth key selected financial data for the years ended December 31, 2023 and 2022, this data as a percentage of total revenues, and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the years ended December 31, 2023 and 2022 is derived from the accompanying consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

	Year Ended December 31,		Year Ended December 31,
(dollar amounts in thousands)	2023	% of Revenue(1)	2022	% of Revenue(1)	Change	% Change
Revenues(2):
Merchant Solutions	$7,151,793	74.1%	$6,204,917	69.1%	$946,876	15.3%
Issuer Solutions	2,398,870	24.8%	2,245,623	25.0%	153,247	6.8%
Consumer Solutions	182,740	1.9%	620,482	6.9%	(437,742)	(70.5)%
Intersegment eliminations	(78,984)	(0.8)%	(95,507)	(1.1)%	16,523	(17.3)%
Consolidated revenues	$9,654,419	100.0%	$8,975,515	100.0%	$678,904	7.6%

Consolidated operating expenses(2):
Cost of service	$3,727,521	38.6%	$3,778,617	42.1%	$(51,096)	(1.4)%
Selling, general and administrative	4,073,768	42.2%	3,524,578	39.3%	549,190	15.6%
Impairment of goodwill(3)	—	—%	833,075	9.3%	(833,075)	NM
Net loss on business dispositions	136,744	1.4%	199,094	2.2%	(62,350)	(31.3)%
Operating expenses	$7,938,033	82.2%	$8,335,364	92.9%	$(397,331)	(4.8)%

Operating income (loss)(2):
Merchant Solutions	$2,345,255	24.3%	$2,040,255	22.7%	$305,000	14.9%
Issuer Solutions	409,807	4.2%	356,215	4.0%	53,592	15.0%
Consumer Solutions	(3,908)	—%	53,594	0.6%	(57,502)	(107.3)%
Corporate	(898,024)	(9.3)%	(777,744)	(8.7)%	(120,280)	15.5%
Impairment of goodwill(3)	—	—%	(833,075)	(9.3)%	833,075	NM
Net loss on business dispositions	(136,744)	(1.4)%	(199,094)	(2.2)%	62,350	(31.3)%
Operating income	$1,716,386	17.8%	$640,151	7.1%	$1,076,235	168.1%

Operating margin(2):
Merchant Solutions	32.8%		32.9%		(0.1)%
Issuer Solutions	17.1%		15.9%		1.2%
Consumer Solutions	(2.1)%		8.6%		(10.7)%

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

Operating income included acquisition and integration expenses of $341.9 million and $259.2 million for the years ended December 31, 2023 and 2022, respectively, which were primarily included within Corporate expenses. For the years ended December 31, 2023 and 2022, operating loss for Corporate also included $18.5 million and $47.1 million, respectively, of other charges related to facilities exit activities.

(3) For the year ended December 31, 2022, consolidated operating income included an $833.1 million goodwill impairment charge related to our former Business and Consumer Solutions reporting unit. See “Note 6—Goodwill and Other Intangible Assets” for further discussion.

Revenues

Consolidated revenues for the year ended December 31, 2023 increased by 7.6% to $9,654.4 million, compared to $8,975.5 million for the prior year. The increase in revenues was primarily due to an increase in transaction volumes, including from the EVO business acquired in 2023.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the year ended December 31, 2023 increased by 15.3% to $7,151.8 million, compared to $6,204.9 million for the prior year. The increase in revenues was primarily due to an increase in transaction volumes, including from the EVO business, and growth in subscription and software revenue.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the year ended December 31, 2023 increased by 6.8% to $2,398.9 million, compared to $2,245.6 million for the prior year. The increase in revenues was primarily due to an increase in transaction volumes.

Operating Expenses

Cost of Service. Cost of service for the year ended December 31, 2023 was $3,727.5 million, compared to $3,778.6 million for the prior year. Cost of service as a percentage of revenues decreased to 38.6% for the year ended December 31, 2023, compared to 42.1% for the prior year. Compared to the prior year, cost of service for the year ended December 31, 2023 decreased primarily due to continued prudent expense management and inclusion of costs related to the divested businesses for only a portion of the current year. These favorable effects were partially offset by the inclusion of costs for the EVO business, including the related amortization of acquired intangibles. Cost of service included amortization of acquired intangibles of $1,318.5 million and $1,263.0 million for the years ended December 31, 2023 and 2022, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2023 increased by 15.6% to $4,073.8 million, compared to $3,524.6 million for the prior year. Selling, general and administrative expenses as a percentage of revenues was 42.2% for the year ended December 31, 2023, compared to 39.3% for the prior year. The increase in selling, general and administrative expenses was primarily due to an increase in variable selling and other costs related to the increase in revenues and the inclusion of costs for the EVO business. In addition, the increase was driven by the effects of higher acquisition and integration expenses, related primarily to the acquisition of EVO, and higher compensation and benefits costs, including an increase in share-based compensation expense for retirement eligible executives and our previous CEO, whose departure was announced on May 1, 2023.

Selling, general and administrative expenses included acquisition and integration expenses of $341.4 million and $258.0 million for the years ended December 31, 2023 and 2022, respectively. Share-based compensation expense was $209.0 million and $163.3 million for the years ended December 31, 2023 and 2022, respectively.

Corporate. Corporate expenses for the year ended December 31, 2023 were $898.0 million, compared to $777.7 million for the prior year. The increase for the year ended December 31, 2023 was primarily due to the increase in acquisition and integration and compensation expenses, partially offset by lower charges related to facilities exit activities in the current year.

Operating Income and Operating Margin

Consolidated operating income for the year ended December 31, 2023 was $1,716.4 million, compared to $640.2 million for the prior year. Consolidated operating income and operating margin for the year ended December 31, 2023 compared to the prior year included the favorable effects of the increase in revenues, since certain fixed costs do not vary with revenues, prudent expense management and lower charges related to facilities exit activities as described above. These effects were partially offset by higher acquisition and integration expenses, amortization of acquired intangibles and compensation expenses as described above. Consolidated operating income for the year ended December 31, 2023 also included the effects of a $106.9 million gain on the sale of our gaming business and a $243.6 million loss on the sale of our consumer business.

Consolidated operating income and operating margin for the year ended December 31, 2022 included the unfavorable effects of an $833.1 million goodwill impairment charge related to our former Business and Consumer Solutions reporting unit and a $127.2 million loss related to the sale of our Merchant Solutions business in Russia. We also recognized charges within loss on business dispositions in our consolidated statement of income of $71.9 million during the year ended December 31, 2022 to reduce the consumer business disposal group to estimated fair value less costs to sell.

Segment Operating Income and Operating Margin

In our Merchant Solutions segment, operating income and operating margin for the year ended December 31, 2023 increased compared to the prior year primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued expense management. These favorable effects were partially offset by incremental expenses related to continued investment in products, innovation and our technology environments. In addition, the inclusion of EVO had an unfavorable effect on the Merchant Solutions operating margin for the year ended December 31, 2023 as compared to the prior year.

In our Issuer Solutions segment, operating income and operating margin for the year ended December 31, 2023 increased compared to the prior year primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued expense management.

Other Income/Expense, Net

Interest and other income for the year ended December 31, 2023 increased to $113.7 million, compared to $33.6 million for the prior year, primarily due to interest income associated with the new seller financing notes receivable of $58.3 million recognized during the year ended December 31, 2023. Other income for the year ended December 31, 2022 included a gain of $13.2 million recognized in connection with the release and conversion of a portion of our Visa convertible preferred shares. See "Note 8—Other Assets" in the notes to the accompanying consolidated financial statements for further discussion of this transaction.

Interest and other expense for the year ended December 31, 2023 increased to $660.2 million, compared to $449.4 million for the prior year, nearly equally affected by an increase in our average outstanding borrowings and higher average interest rates on outstanding borrowings. In addition, during the year ended December 31, 2023, we incurred a noncash charge of $15.2 million for the estimated future credit losses on the new seller financing notes receivable. Interest expense for the year ended December 31, 2022 included fees and charges incurred in connection with financing activities that occurred during 2022, including $17.3 million related to commitment fees associated with bridge financing for the EVO acquisition.

Income Tax Expense

Our effective income tax rates for the years ended December 31, 2023 and 2022 were 17.9% and 74.3%, respectively. The effective tax rate for the year ended December 31, 2023 reflects recognition of a gain on the dispositions of our consumer and gaming businesses for income tax reporting purposes, while an aggregate net loss on the dispositions was recognized for financial reporting purposes. This was partially offset by the favorable effect on the rate of foreign interest income not subject to tax, tax credits, the foreign-derived intangible income deduction, and the realization of built in losses on corporate restructurings.

The effective tax rate for the year ended December 31, 2022 included the unfavorable effects of the goodwill impairment charge and loss on the sale of our Merchant Solutions business in Russia, for which no tax benefit was recognized, partially offset by the remeasurement of state deferred taxes to reflect enacted tax law changes.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act into law, which, among other things, implemented a 15% corporate alternative minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases effective beginning January 1, 2023. We do not expect the corporate alternative minimum tax will have a material effect on our reported results, cash flows or financial position. During the year ended December 31, 2023, we reflected excise tax of $3.9 million within equity as part of the cost of common stock repurchased, net of share issuances, during the period.

In December 2022, the EU Member States formally adopted the Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. We are continuing to evaluate the potential effect on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries.

Equity in Income of Equity Method Investments

Equity in income of equity method investments decreased to $67.9 million compared to $85.7 million for the prior year. Equity in income of equity method investments for the year ended December 31, 2022 included $18.8 million in gains on the sale of certain equity method investments that did not recur in the current year.

Net Income Attributable to Global Payments

Net income attributable to Global Payments was $986.2 million compared to $111.5 million for the prior year, reflecting the changes noted above.

Diluted Earnings per Share

Diluted earnings per share was $3.77 compared to $0.40 for the prior year. Diluted earnings per share for the year ended December 31, 2023 reflects the changes in net income and a decrease in the weighted-average number of shares outstanding.

Liquidity and Capital Resources

We have numerous sources of capital, including cash on hand and cash flows generated from operations as well as various sources of financing. In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows and borrowings, including the capacity under our revolving credit facility.

Our capital allocation priorities are to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, to pay principal and interest on our outstanding debt and to repurchase shares of our common stock. Our significant contractual cash requirements also include ongoing payments for lease liabilities and contractual obligations related to service arrangements with suppliers for fixed or minimum amounts, which primarily relate to software, technology infrastructure and related services. Commitments under our borrowing arrangements are further described in "Note 9—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements and below under "Long-Term Debt and Lines of Credit." For additional information regarding our other cash commitments and contractual obligations, see "Note 7—Leases" and “Note 19—Commitments and Contingencies” in the notes to the accompanying consolidated financial statements.

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while optimizing our cost of capital and financial position. To supplement cash from operating activities, we use a combination of bank financing, such as borrowings under our credit facilities, commercial paper program and senior note issuances, for general corporate purposes and to fund acquisitions. Our commercial paper program, established during the first quarter of 2023, provides a cost effective means of addressing our short-term liquidity needs and is backstopped by our revolving credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. Finally, specialized lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card networks.

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

At December 31, 2023, we had cash and cash equivalents totaling $2,088.9 million. Of this amount, we considered $703.3 million to be available for general purposes, of which $64.3 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $703.3 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $167.2 million as of December 31, 2023, representing amounts deposited by customers for prepaid card transactions and funds held as a liquidity reserve. These balances are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $2,248.7 million and $2,244.0 million for the years ended December 31, 2023 and 2022, respectively, which reflect net income adjusted for noncash items, including depreciation, amortization and the provision for credit losses, charges associated with the net loss on business dispositions and facility exit charges and changes in operating assets and liabilities. The increase in cash flows from operating activities from the prior year was due to fluctuations in operating results and related assets and liabilities that are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations and accounts payable and other liability balances.

We used net cash in investing activities of $4,361.1 million and $675.5 million during the years ended December 31, 2023 and 2022, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions, net of cash and restricted cash acquired, and capital expenditures. During the years ended December 31, 2023 and 2022, we used cash of $4,225.6 million and $68.8 million, respectively, for acquisitions. We made capital expenditures of $658.1 million and $615.7 million during the years ended December 31, 2023 and 2022, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make significant capital investments in the business, and we anticipate capital expenditures to grow at a similar rate as our revenue growth during the year ending December 31, 2024. Additionally, investing cash flows for the year ended December 31, 2023 includes the net effect on cash from the sale of our consumer and gaming businesses, cash received from the sale of investments in Visa common shares of $42.1 million and the issuance and subsequent repayment of a $50.0 million secured revolving credit facility available from the date of the sale to the purchasers of the consumer business. Investing cash flows for the year ended December 31, 2022 includes the net effect on cash from the sale of our Merchant Solutions business in Russia and cash received from the sale of investments in Visa common shares of $13.2 million and equity method investments of $19.9 million.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 9—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. Financing activities provided net cash of $2,141.1 million during the year ended December 31, 2023, and we used net cash in financing activities of $1,376.7 million during the year ended December 31, 2022.

Proceeds from long-term debt were $10,336.9 million and $9,812.3 million for the years ended December 31, 2023 and 2022, respectively. Repayments of long-term debt were $9,099.9 million and $7,895.1 million for the years ended December 31, 2023 and 2022, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our revolving credit facility, as well as scheduled principal repayments we make on our term loans, finance leases and other vendor financing arrangements. During the year ended December 31, 2023, we also had net borrowings of $1,371.6 million under our commercial paper program. See section "Long-Term Debt and Lines of Credit" below for further discussion of our recent debt transactions.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the years ended December 31, 2023 and 2022, we had net borrowings of settlement lines of credit of $220.7 million and $285.6 million, respectively.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the years ended December 31, 2023 and 2022, we used $418.3 million and $2,921.3 million, respectively, to repurchase shares of our common stock. As of December 31, 2023, the remaining amount available under our share repurchase program was $1,090.2 million.

We paid dividends to our common shareholders in the amounts of $260.4 million and $274.0 million during the years ended December 31, 2023 and 2022, respectively. We made distributions to noncontrolling interests in the amount of $33.0 million and $23.0 million during the years ended December 31, 2023 and 2022, respectively.

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

On March 17, 2023, we issued €800 million aggregate principal amount of 4.875% senior unsecured notes due March 2031 and received net proceeds of €790.6 million, or $843.6 million based on the exchange rate on the issuance date. We issued the senior notes at a discount of $2.8 million, and we incurred debt issuance costs of $7.2 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet. Interest on the senior unsecured notes is payable annually in arrears on March 17 of each year, commencing March 17, 2024. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. The net proceeds from the offering were used for general corporate purposes.

On August 22, 2022, we issued $2.5 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 4.950% senior notes due August 2027; (ii) $500.0 million aggregate principal amount of 5.300% senior notes due August 2029; (iii) $750.0 million aggregate principal amount of 5.400% senior notes due August 2032; and (iv) $750.0 million aggregate principal amount of 5.950% senior notes due August 2052. We issued the senior notes at a total discount of $5.2 million, and we incurred debt issuance costs of $24.8 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet. Interest on the senior unsecured notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2023. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. The net proceeds from the offering were used to refinance the outstanding indebtedness under our credit facility, to make cash payments and pay transaction fees and expenses in connection with the acquisition of EVO and for general corporate purposes.

On November 22, 2021, we issued $2.0 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 1.500% senior notes due November 2024; (ii) $750.0 million aggregate principal amount of 2.150% senior notes due January 2027; and (iii) $750.0 million aggregate principal amount of 2.900% senior notes due November 2031. We incurred debt issuance costs of approximately $14.4 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet. Interest on the senior unsecured notes is payable semi-annually in arrears on May 15 and November 15 for the 2024 and 2031 notes and January 15 and July 15 on the 2027 note, commencing May 15, 2022 for the 2024 note and the 2031 note and July 15, 2022 for the 2027 note. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay the outstanding indebtedness under our prior credit facility and for general corporate purposes.

On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due March 2026. We incurred debt issuance costs of approximately $8.6 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2021. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our prior credit facility and for general corporate purposes.

We have $1.0 billion in aggregate principal amount of 2.900% senior unsecured notes due May 2030. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2020. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We issued the senior notes at a total discount of $3.3 million and capitalized related debt issuance costs of $8.4 million.

We have $3.0 billion in aggregate principal amount of senior unsecured notes consisting of the following: (i) $1.0 billion aggregate principal amount of 2.650% senior notes due 2025; (ii) $1.25 billion aggregate principal amount of 3.200% senior notes due 2029; and (iii) $750.0 million aggregate principal amount of 4.150% senior notes due 2049. Interest on the senior notes is payable semi-annually in arrears on each February 15 and August 15, beginning on February 15, 2020. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture. We issued the senior notes at a total discount of $6.1 million and capitalized related debt issuance costs of $29.6 million.

In addition, in connection with our merger with Total System Services, Inc. ("TSYS") in September 2019 (the "TSYS Merger"), we assumed $3.0 billion aggregate principal amount of senior unsecured notes of TSYS, consisting of the following: (i) $750.0 million aggregate principal amount of 3.800% senior notes due 2021, which were redeemed in February 2021; (ii) $550.0 million aggregate principal amount of 3.750% senior notes due 2023, which were redeemed in June 2023; (iii) $550.0 million aggregate principal amount of 4.000% senior notes due 2023, which were redeemed in June 2023; (iv) $750 million aggregate principal amount of 4.800% senior notes due 2026; and (v) $450 million aggregate principal amount of 4.450% senior notes due 2028. For the 4.800% senior notes due 2026, interest is payable semi-annually each April 1 and October 1. For the 4.450% senior notes due 2028, interest is payable semi-annually each June 1 and December 1. The difference between the acquisition-date fair value and face value of senior notes assumed in the TSYS Merger is recognized over the terms of the respective notes as a reduction of interest expense. The amortization of this fair value adjustment was $15.7 million and $27.4 million for the years ended December 31, 2023 and 2022, respectively.

Convertible Notes

We have $1.5 billion in aggregate principal amount of 1.000% convertible notes due 2029, which were issued on August 8, 2022 in a private placement pursuant to an investment agreement with Silver Lake Partners. The net proceeds from this offering were approximately $1.44 billion, reflecting an issuance discount of $37.5 million and $20.4 million of debt issuance costs, which were capitalized and reflected as a reduction of the related carrying amount of the convertible notes in our consolidated balance sheet.

Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023, to the holders of record on the preceding February 1 and August 1, respectively.

The notes are convertible at the option of the holder at any time after the date that is 18 months after issuance (or earlier, upon the occurrence of certain corporate events) until the scheduled trading day prior to the maturity date. The notes are convertible into cash and shares of our common stock based on a conversion rate of 7.1421 shares of common stock per $1,000 principal amount of the convertible notes (which is equal to a conversion price of approximately $140.01 per share), subject to customary anti-dilution and other adjustments upon the occurrence of certain events. Upon conversion, the principal amount of, and interest due on, the convertible notes are required to be settled in cash and any other amounts may be settled in shares, cash or a combination of shares and cash at our election.

The notes are not redeemable by us. If certain corporate events that constitute a fundamental change (as defined in the indenture governing the notes) occur, any holder of the notes may require that we repurchase all or any portion of their notes for cash at a purchase price of par plus accrued and unpaid interest to, but excluding, the repurchase date. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture governing the notes) occur, then the conversion rate will in certain circumstances be increased for a specified period of time. The notes include customary covenants for notes of this type, as well as customary events of default, which may result in the acceleration of the maturity of the convertible notes.

On August 8, 2022, in connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon conversion of the notes, or offset our cash obligation if the cash settlement option is elected, up to a cap price determined based on a hedging period that commenced on August 9, 2022 and concluded on August 25, 2022. The capped call had an initial strike price of $140.67 per share and a cap price of $229.26 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $302.4 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated balance sheet at December 31, 2022, net of applicable income taxes.

Revolving Credit Facility

On August 19, 2022, we entered into a revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The revolving credit agreement provides for an unsubordinated unsecured $5.75 billion revolving credit facility. We capitalized debt issuance costs of $12.3 million in connection with the issuance under the revolving credit facility. The revolving credit facility matures in August 2027. Borrowings under the revolving credit facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of lenders and customary notice provisions.

Borrowings under the revolving credit facility are available to be made in US dollars, euros, sterling, Canadian dollars and, subject to certain conditions, certain other currencies at our option. Borrowings under the revolving credit facility will bear interest, at our option, at a rate equal to (i) for Secured Overnight Financing Rate ("SOFR") based currencies or certain alternative currencies, a secured overnight financing rate (subject to a 0.00% floor) plus a 0.10% credit spread adjustment or an alternative currency term rate (subject to a 0.00% floor), as applicable, (ii) for US dollar borrowings, a base rate, (iii) for US dollar borrowings, a daily floating secured overnight financing rate (subject to a 0.00% floor on or after January 1, 2023) plus a 0.10% credit spread adjustment or (iv) for certain alternative currencies, a daily alternative currency rate (subject to a 0.00% floor), in each case, plus an applicable margin. The applicable margin for borrowings under the revolving credit facility will range from 1.125% to 1.875% depending on our credit rating. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the revolving credit facility at an applicable rate per annum ranging from 0.125% to 0.300% depending on our credit rating.

We may issue standby letters of credit of up to $250.0 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of December 31, 2023, there were borrowings of $1,570.0 million outstanding under the revolving credit facility with an interest rate of 6.84%, and the total available commitments under the revolving credit facility were $2.8 billion.

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

As of December 31, 2023, we had net borrowings under our commercial paper program of $1,371.6 million outstanding with a weighted average annual interest rate of 6.06%.

Prior Credit Facility

Prior to the revolving credit facility, we were party to a prior credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents (as amended from time-to-time). The prior credit facility provided for a senior unsecured $2.0 billion term loan facility and a senior unsecured $3.0 billion revolving credit facility. In August 2022, all borrowings outstanding and other amounts due under the prior credit facility were repaid and the prior credit facility was terminated.

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

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. The required leverage ratio was increased to 4.50 to 1.00 as a result of the acquisition of EVO, and will gradually step-down over eight quarters to the original required ratio of 3.75 to 1.00. As of December 31, 2023, the required leverage ratio is 4.50 to 1.00, and the required interest coverage ratio is 3.00 to 1.00. We were in compliance with all applicable covenants as of December 31, 2023.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of December 31, 2023, a total of $88.5 million of cash on deposit was used to determine the available credit.

As of December 31, 2023, we had $981.2 million outstanding under these lines of credit with additional capacity to fund settlement of $1,852.5 million. During the year ended December 31, 2023, the maximum and average outstanding balances under these lines of credit were $1,506.5 million and $515.7 million, respectively. The weighted-average interest rate on these borrowings was 5.95% at December 31, 2023.

See "Note 9—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements for further information about our borrowing agreements.

BIN/ICA Agreements

In certain markets, we enter into sponsorship or depository and processing agreements with banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for Mastercard transactions, to clear credit card transactions through Visa and Mastercard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2023.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of our critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" to the accompanying consolidated financial statements and the risk factors contained in "Item 1A - Risk Factors" in this Annual Report.

Business Combinations

From time-to-time, we make strategic acquisitions that may have a material effect on our consolidated results of operations and financial position. The measurement principle for the assets acquired and the liabilities assumed in a business combination is at estimated fair value as of the acquisition date, with certain exceptions. The excess of the total consideration transferred over the amount of the net identifiable assets acquired determined in accordance with the measurement guidance for such items is recognized as goodwill.

The estimates we use to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations, and we engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. The estimated fair values of customer-related and contract-based intangible assets are generally determined using the income approach, which is based on projected cash flows discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. The discount rates used represent a risk adjusted market participant weighted-average cost of capital, derived using customary market metrics. These measures of fair value also require considerable judgments about future events, including forecasted revenue growth rates, forecasted customer attrition rates, contract renewal estimates and technology changes. Acquired technologies are generally valued using the replacement cost method, which requires us to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Trademarks and trade names are generally valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenues for the related asset, the appropriate royalty rate and the weighted-average cost of capital. This measure of fair value requires considerable judgment about the value a market participant would be willing to pay in order to achieve the benefits associated with the trademark or trade name.

While we use our best estimates and assumptions to determine the fair values of the assets acquired and the liabilities assumed, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we make adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recognized in our consolidated statements of income. We are also required to estimate the useful lives of intangible assets to determine the period over which to recognize the amount of acquisition-related intangible assets as an expense. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate.

Goodwill, intangibles and other long-lived assets are also regularly evaluated for impairment, which requires the use of significant estimates and assumptions as further described below. A change in estimated fair value could result in an impairment charge, which could be material to our consolidated financial statements.

Goodwill

We test goodwill for impairment at the reporting unit level annually (in the fourth quarter) and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative assessment for impairment is necessary. The election of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit. Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required.

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

During the second quarter of 2022, the sustained decline in our share price and increases in discount rates, primarily resulting from increased economic uncertainty, indicated a potential decline in fair value and triggered a requirement to evaluate our Issuer Solutions and former Business and Consumer Solutions reporting units for potential impairment as of June 30, 2022. Furthermore, the estimated sales price for the consumer business portion of our former Business and Consumer Solutions reporting unit also indicated a potential decline in fair value as of June 30, 2022. We determined on the basis of the quantitative assessment that the fair value of our Issuer Solutions reporting unit was still greater than its carrying amount, indicating no impairment. Based on the quantitative assessment of our former Business and Consumer Solutions reporting unit, including consideration of the consumer business disposal group and the remaining assets of the reporting unit, we recognized a goodwill impairment charge of $833.1 million in our consolidated statement of income during the three months ended June 30, 2022.

We regularly monitor any changes in the business and evaluate whether such changes affect the determination of our reporting units. During the third quarter of 2022, as a result of the pending divestiture of our consumer business and changes in how our business is managed, we realigned the businesses previously comprising our former Business and Consumer Solutions segment to include the B2B portion within our Issuer Solutions segment and the consumer portion forming our Consumer Solutions segment. In connection with the change in presentation of segment information, the B2B portion of our former Business and Consumer Solutions reporting unit was realigned into the Issuer Solutions reporting unit, including a reallocation of goodwill. During the second quarter of 2023, we completed the sale of our consumer business. In addition, during 2023, we realigned our reporting units based on organizational changes and the acquired operations of EVO. There were no significant changes in the methodology used to assess goodwill for potential impairment during the year ended December 31, 2023.

As of October 1, 2023, our reporting units consisted of the following: North America Payments Solutions, Vertical Market Software Solutions, Europe Merchant Solutions, Spain Merchant Solutions, Asia-Pacific Merchant Solutions, Latin America Merchant Solutions and Issuer Solutions. As of October 1, 2023, we performed a quantitative assessment of impairment for our Issuer Solutions, Asia-Pacific Merchant Solutions and Latin America Merchant Solutions reporting units and a qualitative assessment for all other reporting units. We determined on the basis of the quantitative assessments of our Issuer Solutions, Asia-Pacific Merchant Solutions and Latin America Merchant Solutions reporting units that the fair value of each reporting unit was greater than its respective carrying amount, indicating no impairment. Additionally, we determined on the basis of the qualitative factors that the fair value of other reporting units was not more likely than not less than the respective carrying amounts. We believe that the fair value of each of our reporting units is substantially in excess of its carrying amount, except for our Latin America Merchant Solutions reporting unit, which has smaller excess compared to the other reporting units since it was recently acquired in connection with the EVO acquisition, and our Issuer Solutions reporting unit, whose fair value exceeded its carrying amount by approximately 4% as of October 1, 2023.

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

Intangible and Long-lived Assets

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment, lease right-of-use assets and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. The evaluation is performed at the asset group level, which is the lowest level of identifiable cash flows. If the carrying amount of the asset group is determined to be not recoverable and exceeds its fair value, an impairment loss is recognized, measured as the difference between the fair value and the carrying amount. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable.

As a result of actions taken during the years ended December 31, 2023 and 2022 to reduce our facility footprint in certain markets around the world, we recognized charges of $6.0 million and $30.4 million, respectively, primarily related to certain lease right-of-use assets, leasehold improvements, furniture and fixtures and equipment to reduce the carrying amount of each asset group to estimated fair value.

We classify an asset or business as a held for sale disposal group if we have committed to a plan to sell the asset or business within one year and are actively marketing the asset or business in its current condition for a price that is reasonable in comparison to its estimated fair value. Disposal groups held for sale are reported at the lower of carrying amount or fair value less costs to sell. Subsequent changes to the estimated selling price of an asset or disposal group held for sale are recognized as gains or losses in our consolidated statement of income and any subsequent gains are limited to the cumulative losses previously recognized. During the years ended December 31, 2023 and 2022, we recognized net losses of $243.6 million and $71.9 million, respectively, on the consumer business disposition to reduce the carrying amount of the consumer disposal group to estimated fair value less costs to sell, including the effects of incremental negotiated closing adjustments, changes in the estimated fair value of the seller financing and the effects of the final tax structure of the transaction. In addition, we recognized a $106.9 million gain on the sale of the gaming business in our consolidated statement of income during the year ended December 31, 2023.

Capitalization of Internal-Use Software Costs

We develop software that is used in providing services to customers. Capitalization of internal-use software costs, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred during the preliminary project stage are recognized as expense as incurred. Currently unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to customer attrition, could require us to implement alternative plans with respect to a particular effort, which could result, and from time-to-time has resulted, in an impairment charge related to previously capitalized software development costs. The carrying amount of internal-use software, including work-in-progress, at December 31, 2023 was $1,080.7 million. Costs capitalized during the year ended December 31, 2023 totaled $337.8 million.

In addition, we capitalize implementation costs associated with cloud computing arrangements that are service contracts following the same internal-use software capitalization criteria. Our cloud computing arrangements involve services we use to support certain internal corporate functions as well as technology associated with revenue-generating activities. We regularly evaluate whether events or circumstances have occurred that indicate the carrying amount of the capitalized implementation costs may not be recoverable. As of December 31, 2023, capitalized implementation costs, net of accumulated amortization, were $206.5 million and are presented within other noncurrent assets in the consolidated balance sheets. Costs capitalized during the year ended December 31, 2023 totaled $66.2 million.

There were no significant changes in the accounting methodology used for capitalization of internal-use software during the year ended December 31, 2023.

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

We believe our tax return positions are fully supportable; however, we recognize the benefit for tax positions only when it is more likely than not that the position will be sustained based on its technical merits. Issues raised by a tax authority may be resolved at an amount different than the related benefit recognized. When facts and circumstances change (including an effective settlement of an issue or statute of limitations expiration), the effect is recognized in the period of change. The unrecognized tax benefits that exist at December 31, 2023 would affect our provision for income taxes in the future, if recognized.

Judgment is required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent that we determine that we will not realize the benefit of some or all of our deferred tax assets, these deferred tax assets are adjusted via a valuation allowance through our provision for income taxes in the period in which this determination is made.

See "Note 12—Income Tax" in the notes to the accompanying consolidated financial statements for further information regarding the changes in the amount of unrecognized tax benefits and deferred tax valuation allowances during the year ended December 31, 2023.

Redeemable noncontrolling interests

Redeemable noncontrolling interests in our subsidiaries in Poland, Greece, and Chile relate to the portion of equity in each of those subsidiaries not attributable, directly or indirectly, to us, which is redeemable upon the occurrence of an event that is not solely within our control. The redeemable noncontrolling interest for each subsidiary is reflected at the higher of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of comprehensive income (loss), capital contributions and distributions or (ii) the redemption price. Estimates of redemption price are based on projected operating performance of each subsidiary, including key assumptions - revenue growth rates, current and expected market conditions and weighted-average cost of capital. Refer to “Note 16—Noncontrolling Interests” in the notes to the accompanying consolidated financial statements for further information.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. For the year ended December 31, 2023, currency exchange rate fluctuations increased our consolidated revenues by approximately $6.1 million and increased our operating income by approximately $8.6 million compared to the prior year, calculated by converting revenues and operating income, respectively, for the current year, excluding revenues and operating income from current year acquisitions, in local currencies using exchange rates for the prior year.

Generally, the functional currency of our various subsidiaries is their local currency. We are exposed to currency fluctuations on transactions that are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the year ended December 31, 2023, our transaction gains and losses were insignificant.

Additionally, we are affected by currency fluctuations in our funds settlement process on merchant payment, chargeback and card network settlement transactions that are not denominated in the currency of the underlying credit or debit card transaction. Gains and losses on these transactions are included in revenues for the period.

We are also affected by fluctuations in exchange rates on our investments in foreign operations. Relative to our net investment in foreign operations, the assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end rate of exchange. The resulting translation adjustment is recognized as a component of other comprehensive income and is included in shareholders' equity. We have designated our aggregate €800 million Euro-denominated senior notes due March 2031 as a hedge of our net investment in our Euro-denominated operations. The purpose of the net investment hedge is to offset the volatility of our net investment in our Euro-denominated operations due to changes in foreign currency exchange rates, and the foreign currency remeasurement gains and losses associated with the Euro-denominated senior notes are presented within the same components of other comprehensive income and accumulated comprehensive income.

Transaction gains and losses on intercompany balances of a long-term investment nature are also recognized as a component of other comprehensive income. When a foreign subsidiary is divested in its entirety, the associated accumulated foreign currency translation gains or losses are reclassified from the separate component of equity into our consolidated statement of income.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on certain of our long-term borrowings and cash investments. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes.

We have an unsubordinated unsecured $5.75 billion revolving credit facility, as well as a $2.0 billion commercial paper program and various lines of credit that we use to fund settlement in certain of our markets, each of which bears interest at rates that are based on market rates and fluctuate accordingly. As of December 31, 2023, the amount outstanding under these variable-rate debt arrangements and settlement lines of credit was $3,922.4 million.

The interest earned on our invested cash and the interest paid on a portion of our debt are based on variable interest rates; therefore, the exposure of our net income to a change in interest rates is partially mitigated as an increase in rates would increase both interest income and interest expense, and a reduction in rates would decrease both interest income and interest expense. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have entered into interest rate swaps that reduce a portion of our exposure to market interest rate risk on certain of our variable-rate debt as discussed in "Note 10—Derivatives and Hedging Instruments" in the notes to our accompanying consolidated financial statements.

Based on balances outstanding under variable-rate debt agreements and invested cash balances at December 31, 2023, a hypothetical increase of 50 basis points in applicable interest rates as of December 31, 2023 would increase our annual interest expense by approximately $11.6 million and increase our annual interest income by approximately $4.8 million.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Global Payments Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
•We selected a sample of Issuer Solutions contracts and evaluated whether the performance obligations were appropriately identified in each of the selected contracts, including whether the promised services are capable of being distinct and are distinct in the context of the contract.

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
•We developed independent expectations of certain revenue streams and compared these to amounts recorded by the Company.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 14, 2024

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Global Payments Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 14, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 14, 2024

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021

Revenues	$9,654,419	$8,975,515	$8,523,762
Operating expenses:
Cost of service	3,727,521	3,778,617	3,773,725
Selling, general and administrative	4,073,768	3,524,578	3,391,161
Impairment of goodwill	—	833,075	—
Net loss on business dispositions	136,744	199,094	—
	7,938,033	8,335,364	7,164,886

Operating income	1,716,386	640,151	1,358,876

Interest and other income	113,711	33,604	19,320
Interest and other expense	(660,150)	(449,433)	(333,651)
	(546,439)	(415,829)	(314,331)

Income before income taxes and equity in income of equity method investments	1,169,947	224,322	1,044,545
Income tax expense	209,020	166,694	169,034
Income before equity in income of equity method investments	960,927	57,628	875,511
Equity in income of equity method investments, net of tax	67,896	85,685	112,353
Net income	1,028,823	143,313	987,864
Net income attributable to noncontrolling interests	(42,590)	(31,820)	(22,404)
Net income attributable to Global Payments	$986,233	$111,493	$965,460

Earnings per share attributable to Global Payments:
Basic earnings per share	$3.78	$0.41	$3.30
Diluted earnings per share	$3.77	$0.40	$3.29
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2023	2022	2021

Net income	$1,028,823	$143,313	$987,864
Other comprehensive income (loss):
Foreign currency translation adjustments	211,310	(276,559)	(79,550)
Reclassification of accumulated foreign currency translation losses to net loss as a result of the sale of a foreign entity	—	62,925	—
Income tax benefit related to foreign currency translation adjustments	4,131	2,698	455
Net unrealized gains (losses) on hedging activities	(19,683)	12,915	3,425
Reclassification of net unrealized (gains) losses on hedging activities to interest expense	(4,609)	21,327	40,094
Income tax benefit (expense) related to hedging activities	5,853	(8,172)	(10,466)
Other, net of tax	439	(222)	3,760
Other comprehensive income (loss)	197,441	(185,088)	(42,282)
Comprehensive income (loss)	1,226,264	(41,775)	945,582
Comprehensive income attributable to noncontrolling interests	92,987	18,519	12,123
Comprehensive income (loss) attributable to Global Payments	$1,133,277	$(60,294)	$933,459
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$2,088,887	$1,997,566
Accounts receivable, net	1,120,078	998,332
Settlement processing assets	4,097,417	2,519,114
Current assets held for sale	6,451	138,815
Prepaid expenses and other current assets	760,926	660,321
Total current assets	8,073,759	6,314,148
Goodwill	26,743,523	23,320,736
Other intangible assets, net	10,168,046	9,658,374
Property and equipment, net	2,190,005	1,838,809
Deferred income taxes	111,712	37,907
Noncurrent assets held for sale	327	1,295,799
Notes receivable	713,123	—
Other noncurrent assets	2,569,691	2,343,241
Total assets	$50,570,186	$44,809,014
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$981,244	$747,111
Current portion of long-term debt	620,585	1,169,330
Accounts payable and accrued liabilities	2,823,638	2,442,560
Settlement processing obligations	3,698,921	2,413,799
Current liabilities held for sale	1,341	125,891
Total current liabilities	8,125,729	6,898,691
Long-term debt	15,692,297	12,289,248
Deferred income taxes	2,242,105	2,428,412
Noncurrent liabilities held for sale	—	4,478
Other noncurrent liabilities	722,540	647,975
Total liabilities	26,782,671	22,268,804
Commitments and contingencies
Redeemable noncontrolling interests	507,965	—
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at December 31, 2023 and 2022; 260,382,746 shares issued and outstanding at December 31, 2023 and 263,081,872 shares issued and outstanding at December 31, 2022	—	—
Paid-in capital	19,800,953	19,978,095
Retained earnings	3,457,182	2,731,380
Accumulated other comprehensive loss	(258,925)	(405,969)
Total Global Payments shareholders’ equity	22,999,210	22,303,506
Nonredeemable noncontrolling interests	280,340	236,704
Total equity	23,279,550	22,540,210
Total liabilities, redeemable noncontrolling interests and equity	$50,570,186	$44,809,014
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021

Cash flows from operating activities:
Net income	$1,028,823	$143,313	$987,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	458,157	399,486	396,342
Amortization of acquired intangibles	1,318,535	1,262,969	1,295,042
Amortization of capitalized contract costs	123,405	109,701	93,328
Share-based compensation expense	208,994	163,261	180,779
Provision for operating losses and credit losses	97,103	116,879	90,208
Noncash lease expense	65,307	78,935	107,775
Deferred income taxes	(499,974)	(315,495)	(189,050)
Equity in income of equity method investments, net of tax	(67,896)	(85,685)	(112,353)
Facilities exit charges	5,994	30,437	51,349
Distributions received on investments	18,267	45,521	36,914
Impairment of goodwill	—	833,075	—
Net loss on business dispositions	136,744	199,094	—
Other, net	18,545	993	10,810
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(78,647)	(111,974)	(165,543)
Settlement processing assets and obligations, net	(345,898)	(313,333)	128,584
Prepaid expenses and other assets	(289,826)	(295,980)	(264,009)
Accounts payable and other liabilities	51,108	(17,157)	132,785
Net cash provided by operating activities	2,248,741	2,244,040	2,780,825
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash and restricted cash acquired	(4,225,610)	(65,672)	(1,811,432)
Capital expenditures	(658,142)	(615,652)	(493,216)
Issuance of notes receivable	(50,000)	—	—
Repayment of notes receivable	50,000	—	—
Net cash from sales of businesses	479,067	(29,755)	—
Proceeds from sale of investments	42,135	33,046	—
Other, net	1,438	2,496	10,822
Net cash used in investing activities	(4,361,112)	(675,537)	(2,293,826)
Cash flows from financing activities:
Net borrowings from settlement lines of credit	220,682	285,644	149,528
Net borrowings from commercial paper notes	1,367,859	—	—
Proceeds from long-term debt	10,336,850	9,812,289	7,057,668
Repayments of long-term debt	(9,099,938)	(7,895,131)	(4,826,769)
Payments of debt issuance costs	(12,735)	(48,635)	(21,320)
Repurchases of common stock	(418,272)	(2,921,307)	(2,533,629)
Proceeds from stock issued under share-based compensation plans	60,345	44,127	49,545
Common stock repurchased - share-based compensation plans	(41,225)	(38,601)	(90,649)
Distributions to noncontrolling interests	(32,997)	(23,031)	—
Proceeds and contributions from noncontrolling interests	26,205	—	69,987
Payment of contingent consideration in business combination	(5,222)	(15,726)	—
Purchase of capped calls related to issuance of convertible notes	—	(302,375)	—
Dividends paid	(260,431)	(273,955)	(259,726)
Net cash provided by (used in) financing activities	2,141,121	(1,376,701)	(405,365)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,519	(99,219)	(48,382)
Increase in cash, cash equivalents and restricted cash	41,269	92,583	33,252
Cash, cash equivalents and restricted cash, beginning of the period	2,215,606	2,123,023	2,089,771
Cash, cash equivalents and restricted cash, end of the period	$2,256,875	$2,215,606	$2,123,023
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

Balance at December 31, 2022	263,082	$19,978,095	$2,731,380	$(405,969)	$22,303,506	$236,704	$22,540,210	$—
Net income			986,233		986,233	41,104	1,027,337	1,486
Other comprehensive income				147,044	147,044	8,745	155,789	41,652
Stock issued under share-based compensation plans	1,733	60,345			60,345		60,345
Common stock repurchased - share-based compensation plans	(367)	(41,011)			(41,011)		(41,011)
Share-based compensation expense		208,994			208,994		208,994
Redeemable noncontrolling interests acquired in a business combination					—		—	471,119
Share-based awards granted in connection with a business combination		2,484			2,484		2,484
Repurchases of common stock	(4,065)	(413,667)			(413,667)		(413,667)
Distributions to noncontrolling interests					—	(26,705)	(26,705)	(6,292)
Sale of subsidiary shares to noncontrolling interest		5,713			5,713	20,492	26,205
Cash dividends declared ($1.00 per common share)			(260,431)		(260,431)		(260,431)
Balance at December 31, 2023	260,383	$19,800,953	$3,457,182	$(258,925)	$22,999,210	$280,340	$23,279,550	$507,965

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity

Balance at December 31, 2021	284,750	$22,880,261	$2,982,122	$(234,182)	$25,628,201	$241,216	$25,869,417
Net income			111,493		111,493	31,820	143,313
Other comprehensive loss				(171,787)	(171,787)	(13,301)	(185,088)
Stock issued under share-based compensation plans	1,883	44,127			44,127		44,127
Common stock repurchased - share-based compensation plans	(285)	(38,423)			(38,423)		(38,423)
Share-based compensation expense		163,261			163,261		163,261
Repurchases of common stock	(23,266)	(2,841,534)	(88,280)		(2,929,814)		(2,929,814)
Distributions to noncontrolling interests					—	(23,031)	(23,031)
Purchase of capped calls related to issuance of convertible notes, net of taxes of $72,778		(229,597)			(229,597)		(229,597)
Cash dividends declared ($1.00 per common share)			(273,955)		(273,955)		(273,955)
Balance at December 31, 2022	263,082	$19,978,095	$2,731,380	$(405,969)	$22,303,506	$236,704	$22,540,210
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

We operate in two reportable segments: Merchant Solutions and Issuer Solutions. As described in "Note 3—Business Dispositions," during the second quarter of 2023, we completed the sale of the consumer portion of our Netspend business, which comprised our former Consumer Solutions segment. Our consolidated financial statements include the results of our former Consumer Solutions segment for periods prior to disposition. See "Note 18—Segment Information" in the notes to the accompanying consolidated financial statements for additional information about our segments.

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

Other Issuer Solutions customer arrangements provide business-to-business ("B2B") payment services, consisting of a stand-ready obligation to process financial transactions for which revenue is recognized on a daily basis based on the services that are performed on that day. Customer contracts may also include subscription based SaaS arrangements that automate key procurement processes and enable virtual cards and integrated payments options, for which revenue is recognized over time on a ratable basis over the contract term beginning on the date that the services are first made available to the customer.

Consumer Solutions. During the second quarter of 2023, we completed the sale of the consumer portion of our Netspend business, which comprised our former Consumer Solutions segment. For the periods prior to disposition, our Consumer Solutions arrangements included a stand-ready performance obligation to provide account access and facilitate purchase transactions. Revenues principally consisted of fees collected from cardholders and fees generated by cardholder activity in connection with the programs that we managed. Customers were typically charged a fee for each purchase transaction made using their cards, unless the customer was on a monthly or annual service plan, in which case the customer was instead charged a monthly or annual subscription fee, as applicable. Customers were also charged a monthly maintenance fee after a specified period of inactivity. We also charged fees associated with additional services offered in connection with our accounts, including the use of overdraft features, a variety of bill payment options, card replacement, foreign exchange and card-to-card transfers of funds initiated through our call centers.

We determined that we had a right to consideration from a customer in an amount that corresponded directly with our performance completed to date. As a result, we recognized revenue in the amount to which we had a right to invoice. Revenues were recognized net of fees charged by the payment networks for services they provided in processing transactions routed through them.

Cash, cash equivalents and restricted cash— Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We consider certain portions of our cash and cash equivalents to be unrestricted but not available for general purposes. The amount of cash that we consider to be available for general purposes, $703.3 million and $713.0 million as of December 31, 2023 and 2022, respectively, does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of a processing obligation the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We recognize a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheets. While this cash is not restricted in its use, we believe that designating this cash as Merchant Reserves strengthens our fiduciary standing with financial institutions that sponsor us. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

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

We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. As of December 31, 2023, approximately 75% of our total balance of cash and cash equivalents was held within a small group of financial institutions, primarily large money center banks. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any losses associated with our balances in such accounts for the year ended December 31, 2023, 2022 or 2021.

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

	December 31,
	2023	2022

	(in thousands)

Cash and cash equivalents	$2,088,887	$1,997,566
Restricted cash	167,190	147,422
Cash included in assets held for sale	798	70,618
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,256,875	$2,215,606

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

Allowance for credit losses on accounts receivable— We are exposed to credit losses on accounts receivable balances. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool. A broad range of information is considered in the estimation process, including historical loss information adjusted for current conditions and expectations of future trends. The estimation process also includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, industry or economic trends and relevant environmental factors. Accounts receivable is presented net of an allowance for credit losses of $19.0 million and $21.0 million as of December 31, 2023 and 2022, respectively, including $3.3 million presented within assets held for sale in the consolidated balance sheet as of December 31, 2022 as further discussed in "Note 3—Business Dispositions."

The measurement of the allowance for credit losses on accounts receivable is recognized through credit loss expense and is included as a component of selling, general and administrative expense in our consolidated statements of income. We recognized credit loss expense of $23.3 million, $15.0 million and $12.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Write-offs are recognized in the period in which the asset is deemed to be uncollectible. Recoveries are recognized when received as a direct credit to the credit loss expense.

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

Allowance for credit and other merchant losses on settlement assets— Our merchant customers are liable for any charges or losses that occur under the merchant agreement. We have a risk of loss in our card processing services associated with the liability to collect amounts from merchant customers for any charges properly reversed by the card issuing financial institutions. We are therefore exposed to credit losses on these settlement processing assets. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool. A broad range of information is considered in the estimation process, including historical loss information adjusted for current conditions and expectations of future trends. The estimation process also includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, industry or economic trends and relevant environmental factors. We require cash deposits, guarantees, letters of credit and other types of collateral from certain merchants to minimize the risk of loss, and we also utilize a number of systems and procedures to manage merchant risk. The allowance for credit losses on settlement processing assets was $9.7 million and $2.3 million as of December 31, 2023 and 2022, respectively.

The measurement of the allowance for credit losses on settlement assets is recognized through credit loss expense and is included as a component of cost of service in our consolidated statements of income. We recognized credit loss expense of $19.2 million, $13.0 million and $3.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Write-offs are recognized in the period in which the asset is deemed to be uncollectible. Recoveries are recognized when received as a direct credit to the credit loss expense.

Additionally, when we are not able to collect these amounts from merchants due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for the reversed charges. We recognize an estimated liability for merchant losses comprised of estimated incurred but not reported losses, which is included in accrued liabilities in our consolidated balance sheet. The provision for merchant losses is included as a component of cost of service in our consolidated statements of income.

Reserve for contract contingencies and processing errors— A significant number of our customer contracts in our Issuer Solutions segment contain service level agreements that can result in performance penalties payable by us if we do not meet contractually required service levels. We recognize an accrual for estimated performance penalties and processing errors. When providing for these accruals, we consider such factors as our history of incurring performance penalties and processing errors, actual contractual penalty charge rates in our contracts, progress towards milestones and known processing errors. These accruals are included in accrued liabilities in our consolidated balance sheets. Depending on the nature of item, transaction processing provisions are either included as a reduction of the transaction price and recognized as a reduction in revenues as the related services are provided to the customer, or recognized as a component of cost of service, in our consolidated statements of income.

Reserve for cardholder losses— Through services offered in our former Consumer Solutions segment, we were exposed to losses due to cardholder fraud, payment defaults and other forms of cardholder activity as well as losses due to nonperformance of third parties who received cardholder funds for transmittal to the issuing financial institutions. We established a reserve for losses we estimated would arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to nondelivery of goods and services. These reserves were established based upon historical loss and recovery rates and cardholder activity for which specific losses could be identified. Prior to the disposition of our consumer business, the provision for cardholder losses was included as a component of cost of service in our consolidated statements of income.

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

Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. The quantitative assessment compares the estimated fair value of the reporting unit to its carrying amount, and recognizes an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its estimated fair value, without exceeding the total amount of goodwill allocated to that reporting unit.

During the second quarter of 2022, a sustained decline in our share price and increases in discount rates, primarily resulting from increased economic uncertainty, indicated a potential decline in fair value and triggered a requirement to evaluate our Issuer Solutions and former Business and Consumer Solutions reporting units for potential impairment as of June 30, 2022. Furthermore, the estimated sales price for the consumer business portion of our former Business and Consumer Solutions reporting unit also indicated a potential decline in fair value as of June 30, 2022. We determined on the basis of the quantitative assessment that the fair value of our Issuer Solutions reporting unit was still greater than its carrying amount as of June 30, 2022, indicating no impairment. Based on the quantitative assessment of our former Business and Consumer Solutions reporting unit, including consideration of the consumer business disposal group and the remaining assets of the reporting unit, we recognized a goodwill impairment charge of $833.1 million in our consolidated statement of income during the three months ended June 30, 2022. The estimated fair value used in the goodwill impairment assessment was considered to be a nonrecurring Level 3 measurement of the valuation hierarchy.

During the third quarter of 2022, as a result of the pending divestiture of our consumer business and changes in how our business is managed, we realigned the businesses previously comprising our former Business and Consumer Solutions segment to include the B2B portion within our Issuer Solutions segment and the consumer portion forming our Consumer Solutions segment. In connection with the change in presentation of segment information, the B2B portion of our former Business and Consumer Solutions reporting unit was realigned into the Issuer Solutions reporting unit, including a reallocation of goodwill. During the second quarter of 2023, we completed the sale of our consumer business. In addition, during 2023, we realigned our reporting units based on organizational changes and the acquired operations of EVO.

As of October 1, 2023, our reporting units consisted of the following: North America Payments Solutions, Vertical Market Software Solutions, Europe Merchant Solutions, Spain Merchant Solutions, Asia-Pacific Merchant Solutions, Latin America Merchant Solutions and Issuer Solutions. As of October 1, 2023, we performed a quantitative assessment of impairment for our Issuer Solutions, Asia-Pacific Merchant Solutions and Latin America Merchant Solutions reporting units and a qualitative assessment for all other reporting units. We determined on the basis of the quantitative assessments of our Issuer Solutions, Asia-Pacific Merchant Solutions and Latin America Merchant Solutions reporting units that the fair value of each reporting unit was greater than its respective carrying amount, indicating no impairment. Additionally, we determined on the basis of the qualitative factors that the fair value of other reporting units was not more likely than not less than the respective carrying amounts.

Other intangible assets— Other intangible assets include customer-related intangible assets (such as customer lists, merchant contracts and referral agreements), contract-based intangible assets (such as noncompete agreements, distributor agreements and processing rights), acquired technologies, trademarks and trade names associated with business combinations. These assets are amortized over their estimated useful lives. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of acquired technologies are based on an estimate of the period over which we expect to receive economic benefit. The useful lives of amortizable trademarks and trade names are based on an estimate of the period over which we will earn revenues for the related assets, including contemplation of any future plans to use the trademarks and trade names in the applicable markets.

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

Implementation costs incurred in a cloud computing arrangement— We capitalize implementation costs associated with cloud computing arrangements that are service contracts, and we amortize these capitalized implementation costs to expense on a straight-line basis over the term of the applicable hosting arrangement. Our cloud computing arrangements involve services we use to support certain internal corporate functions as well as technology associated with revenue-generating activities. As of December 31, 2023 and 2022, capitalized implementation costs, net of accumulated amortization, were $206.5 million and $142.9 million, respectively, and are presented within other noncurrent assets in the consolidated balance sheets. Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $3.8 million, $3.1 million and $3.0 million, respectively, and is presented in the same line item in the consolidated statements of income as the expense for the associated cloud services arrangement.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment, capitalized software, lease right-of-use assets and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. The evaluation is performed at the asset group level, which is the lowest level of identifiable cash flows. If the carrying amount of the asset group is determined to be not recoverable, a write-down to fair value is recognized. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision.

Assets held for sale— We classify an asset or business as a held for sale disposal group if we have committed to a plan to sell the asset or business within one year and are actively marketing the asset or business in its current condition for a price that is reasonable in comparison to its estimated fair value. Disposal groups held for sale are reported at the lower of carrying amount or fair value less costs to sell. Long-lived assets classified as held for sale are not subject to depreciation or amortization, and both the assets and any liabilities directly associated with the disposal group are presented net within separate current and noncurrent held for sale line items in our consolidated balance sheet. Subsequent changes to the estimated selling price of an asset or disposal group held for sale are recognized as gains or losses in our consolidated statement of income and any subsequent gains are limited to the cumulative losses previously recognized.

Notes receivable and allowance for credit losses— During 2023, we provided seller financing in connection with the sale of our former consumer and gaming businesses. We classify notes receivable as held for investment based on the intent and ability to hold for the foreseeable future or until maturity or payoff, and the notes are presented at amortized cost within notes receivable in our consolidated balance sheet. Interest income is recognized using the effective interest method, which includes the accretion of the difference between the fair value at inception and the face value of the notes.

We are exposed to credit losses on the notes. We utilize a probability-of-default and loss given default method to develop an estimate of current expected credit losses applied at the loan level. A variety of factors are considered to estimate the expected credit loss, including the probability of default (representing the probability the asset will default within a given time frame), the loss given default (representing the percentage of the asset that is not expected to be collected due to default), leverage ratios, interest rates, market and industry data, and forecasts that affect the collectibility of the reported amount. The estimation process also includes consideration of qualitative and quantitative risk factors associated with expected timing of payment, industry trends and current and anticipated future economic conditions. Expected credit losses are estimated over the life of the loans, adjusted for expected prepayments when appropriate. Notes receivable are presented net of an allowance for credit losses of $15.2 million as of December 31, 2023. We recognized a noncash credit loss of $15.2 million for the year ended December 31, 2023, which is included as a component of interest and other expenses in our consolidated statements of income.

Equity method investments— We have certain investments, including a 45% interest in China UnionPay Data Co., Ltd. that we account for using the equity method of accounting. Equity method investments are recognized initially at cost and subsequently adjusted for our portion of equity in earnings, cash contributions and distributions, and foreign currency translation adjustments. As of December 31, 2023 and 2022, we had total equity method investments of $989.6 million and $957.2 million, respectively, presented within other noncurrent assets in the consolidated balance sheets.

Accrued buyout liability— Certain of our Merchant Solutions salespersons in the United States are paid residual commissions based on the profitability generated by certain merchant customers. We have the right, but not the obligation, to buy out some or all of these commissions and intend to do so periodically. Such purchases of the commissions are at a fixed multiple of the last 12 months of commissions. Because of our intent and ability to execute purchases of the residual commissions, and the mutual understanding between us and our salespersons, we have accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. Therefore, we recognize a liability for the amount that we would have to pay (the "settlement cost") to buy out related commissions in their entirety from vested salespersons, and an estimated amount for unvested salespersons based on their progress towards vesting and the expected percentage that will become vested. As the liability increases over the first year of the related merchant contract, we recognize a related asset. Subsequent changes in the estimated accrued buyout liability due to merchant attrition, same-store sales growth or contraction and changes in profitability are included in selling, general and administrative expense in the consolidated statements of income. The classification of the accrued buyout liability between current and noncurrent in the consolidated balance sheet is based upon our estimate of the amount of the accrued buyout liability that we reasonably expect to pay over the next 12 months.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We periodically assess our tax exposures related to periods that are open to examination. Based on the latest available information, we evaluate our tax positions to determine whether the position will more likely than not be sustained upon examination by the U.S. Internal Revenue Service or other taxing authorities. If we do not reach a more-likely-than-not determination, no benefit is recognized. If we determine that the tax position is more likely than not to be sustained, we recognize the largest amount of benefit that is more likely than not to be realized when the tax position is settled. We present interest and penalties related to unrecognized income tax benefits in interest and other expense and selling, general and administrative expenses, respectively, in our consolidated statements of income.

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

In addition, we designated our Euro-denominated senior notes as a hedge of our net investment in our Euro-denominated operations. The purpose of the net investment hedge is to offset the volatility of our net investment in our Euro-denominated operations due to changes in foreign currency exchange rates. The foreign currency remeasurement gains and losses associated with the Euro-denominated senior notes and our Euro-denominated operations are presented within the same components of other comprehensive income and accumulated comprehensive income.

See "Note 10—Derivatives and Hedging Instruments" for more information about our derivative instruments.

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

The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy. The estimated fair value of our convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the valuation hierarchy. Certain of our long-term debt arrangements include variable interest rates. The fair value of long-term debt with variable interest rates was determined using Level 2 inputs, and approximated carrying amount, exclusive of debt issuance costs. The fair values of our swap agreements were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date and classified within Level 2 of the valuation hierarchy. See "Note 9—Long-Term Debt and Lines of Credit" and "Note 10—Derivatives and Hedging Instruments" for further information.

The estimated fair value of our notes receivable was based on a discounted cash flow approach and is considered to be a Level 3 measurement of the valuation hierarchy. See "Note 3—Business Dispositions" for further information.

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

Redeemable Noncontrolling Interests— Redeemable noncontrolling interests refers to noncontrolling interests that are redeemable upon the occurrence of an event that is not solely within our control and is reported in the mezzanine section between total liabilities and shareholders' equity, as temporary equity in our consolidated balance sheets. The redeemable noncontrolling interests for each subsidiary are adjusted each reporting period to the higher of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of comprehensive income (loss), capital contributions and distributions or (ii) the redemption price. Certain of our redeemable noncontrolling interests are redeemable at fair value and are considered to be a Level 3 measurement of the valuation hierarchy. Refer to "Note 16—Noncontrolling Interests," for further information.

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

Gains and losses on transactions denominated in currencies other than the functional currency are generally included in determining net income for the period. For the years ended December 31, 2023, 2022 and 2021, our transaction gains and losses were insignificant. Transaction gains and losses on intercompany balances of a long-term investment nature are presented as a component of other comprehensive income (loss) and included in accumulated comprehensive income (loss) within equity in our consolidated balance sheets. When a foreign subsidiary is divested in its entirety, the associated accumulated foreign currency translation gains or losses are reclassified from the separate component of equity into our consolidated statement of income.

Earnings per share— Basic earnings per share ("EPS") is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as net income attributable to Global Payments for all periods presented.

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the years ended December 31, 2023, 2022 and 2021 excluded approximately 191,353, 700,119 and 234,813, respectively, shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share.

The effect of the potential shares needed to settle the conversion spread on our convertible notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the years ended December 31, 2023 and 2022, the convertible notes were not included in the computation of diluted EPS as the effect would have been anti-dilutive. Furthermore, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computation of the diluted weighted-average number of shares outstanding for all periods presented:

	Years Ended December 31,
	2023	2022	2021

	(in thousands)

Basic weighted-average number of shares outstanding	261,126	275,191	292,655
Plus: Dilutive effect of stock options and other share-based awards	572	385	1,014
Diluted weighted-average number of shares outstanding	261,698	275,576	293,669

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

Recently issued accounting pronouncement not yet adopted

ASU 2023-07 - In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, inclusion of all annual disclosures in interim periods and disclosure of the title and position of the chief operating decision maker. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are evaluating how the enhanced disclosure requirements of ASU 2023-07 will affect our presentation, and we will include the incremental disclosures upon the effective date.

ASU 2023-09 - In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvement to Income Tax Disclosures," which is intended to enhance the transparency and decision usefulness of income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating how the enhanced disclosure requirements of ASU 2023-09 will affect our presentation, and we will include the incremental disclosures upon the effective date.

NOTE 2— ACQUISITIONS

EVO Payments, Inc.

On March 24, 2023, we acquired all of the outstanding common stock of EVO Payments, Inc. (“EVO”). EVO is a payment technology and services provider, offering payment solutions to merchants ranging from small and middle market enterprises to multinational companies and organizations across the Americas and Europe. The acquisition aligns with our technology-enabled payments strategy, expands our geographic presence in attractive markets and augments our business-to-business software and payment solutions business.

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

We accounted for the EVO acquisition as a business combination, which generally requires that we recognize the assets acquired and liabilities assumed at fair value as of the acquisition date. The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, were as follows:

	Provisional Amounts at Acquisition Date	Measurement-period Adjustments	Provisional Amounts at December 31, 2023

	(in thousands)
Cash and cash equivalents	$324,859	$—	$324,859
Accounts receivable	105,680	(54,210)	51,470
Settlement processing assets	125,061	9,651	134,712
Deferred income tax assets	15,464	1,124	16,588
Property and equipment	83,540	(11,518)	72,022
Identifiable intangible assets	1,208,400	270,595	1,478,995
Other assets	157,166	(9,276)	147,890
Accounts payable and accrued liabilities	(277,800)	(8,897)	(286,697)
Settlement lines of credit	(11,371)	3,784	(7,587)
Settlement processing obligations	(199,161)	35,626	(163,535)
Deferred income tax liabilities	(168,098)	(80,558)	(248,656)
Other liabilities	(58,089)	(4,518)	(62,607)
Total identifiable net assets	1,305,651	151,803	1,457,454
Redeemable noncontrolling interests	(556,070)	84,951	(471,119)
Goodwill	3,520,039	(236,754)	3,283,285
Total purchase consideration	$4,269,620	$—	$4,269,620

As of December 31, 2023, we considered these amounts to be provisional because we were still in the process of gathering and reviewing information to support the valuations of the assets acquired, liabilities assumed and related tax positions. During the year ended December 31, 2023, we made measurement-period adjustments as shown in the table above, and the effects of the measurement-period adjustments on our consolidated statements of income for the year ended December 31, 2023 were not material.

Goodwill arising from the acquisition was included in the Merchant Solutions segment as of December 31, 2023 and was attributable to expected growth opportunities, potential synergies from combining the acquired business into our existing businesses and an assembled workforce. We expect that approximately $1.1 billion of the goodwill from this acquisition will be deductible for income tax purposes.

The following table reflects the provisional estimated acquisition-date fair values of the identified intangible assets of EVO and their respective weighted-average estimated amortization periods:

	Estimated Fair Value	Weighted-Average Estimated Amortization Periods
	(in thousands)	(years)
Customer-related intangible assets	$916,000	11
Contract-based intangible assets	470,000	12
Acquired technologies	86,995	7
Trademarks and trade names	6,000	2
Total estimated identifiable intangible assets	$1,478,995	11

From the acquisition date through December 31, 2023, the acquired operations of EVO contributed less than 10% to our consolidated revenues and operating income. The historical revenue and earnings of EVO were not material for the purpose of presenting pro forma information. In addition, transaction costs associated with this business combination were not material.

Zego

On June 10, 2021, we acquired Zego, a real estate technology company that provides comprehensive resident experience management software and digital commerce solutions to property managers, primarily in the United States, for cash consideration of approximately $933 million, which we funded with cash on hand and by drawing on our revolving credit facility. We accounted for this transaction as a business combination, which generally requires that we recognize the assets acquired and liabilities assumed at fair value as of the acquisition date. The final estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, were as follows (in thousands):

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

Other Business Acquisitions

During the years ended December 31, 2023, 2022 and 2021, we completed other business acquisitions that were insignificant, individually and in the aggregate, to the consolidated financial statements. During the year ended December 31, 2021, we paid an aggregate purchase price of $963 million for such business acquisitions. The assets acquired and liabilities assumed in the 2021 acquisitions were recognized based on the estimated fair values, including intangible assets of $438 million and goodwill of $514 million. See "Note 6—Goodwill and Other Intangible Assets" for the aggregate allocation of goodwill to the respective segments. The operating results of each acquisition have been included in the consolidated financial statements since the respective acquisition dates.

Valuation of Identified Intangible Assets

For the acquisitions discussed above, the estimated fair values of customer-related and contract-based intangible assets were generally determined using the income approach, which was based on projected cash flows discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. The discount rates used represented a risk adjusted market participant weighted-average cost of capital, derived using customary market metrics. Acquired technologies were valued using the replacement cost method, which required us to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Trademarks and trade names were valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method required us to estimate the future revenues for the related assets, the appropriate royalty rate and the weighted-average cost of capital.

NOTE 3—BUSINESS DISPOSITIONS

Gaming Business - On April 1, 2023, we completed the sale of our gaming business for approximately $400 million, subject to certain closing adjustments. The gaming business was included in our Merchant Solutions segment prior to disposition, and had been presented as held for sale in our consolidated balance sheet since December 31, 2022. In connection with the sale, we provided $32 million of seller financing as described below. We recognized a gain on sale of $106.9 million during the year ended December 31, 2023 presented within net loss on business dispositions in the consolidated statements of income.

Consumer Business - On April 26, 2023, we completed the sale of the consumer portion of our Netspend business for approximately $1 billion, subject to certain closing adjustments. The consumer business comprised our former Consumer Solutions segment prior to disposition, and had been presented as held for sale with certain adjustments to report the disposal group at fair value less costs to sell in our consolidated balance sheet since June 30, 2022. In connection with the sale, we provided $675 million of seller financing as described below. As further discussed in "Note 1—Summary of Significant Accounting Policies," we recognized a goodwill impairment charge of $833.1 million during the year ended December 31, 2022 related to our former Business and Consumer Solutions reporting unit. We also recognized charges within net loss on business dispositions in our consolidated statements of income of $71.9 million during the year ended December 31, 2022 to reduce the disposal group to estimated fair value less costs to sell, which related primarily to estimated costs to sell and changes in the estimated fair value of the fixed rate seller financing commitment. We recognized an incremental loss on business dispositions in our consolidated statement of income of $243.6 million during the year ended December 31, 2023, which included the effects of incremental negotiated closing adjustments, changes in the estimated fair value of the seller financing and the effects of the final tax structure of the transaction.

Notes Receivable and Allowance for Credit Losses

In connection with the sale of our consumer business, we provided seller financing consisting of the following: (1) a first lien seven-year secured term loan facility with an aggregate principal amount of $350 million bearing interest at a fixed annual rate of 9.0%, including 3.5% payable quarterly in cash and 5.5% settled quarterly via the issuance of additional paid-in-kind ("PIK") notes with the same terms as the original notes until December 2024, after which interest will be payable quarterly in cash along with quarterly principal payments of $4.375 million with the remaining balance due at maturity; and (2) a second lien twenty-five year secured term loan facility with an aggregate principal amount of $325 million bearing interest at a fixed annual rate of 13.0% PIK due at maturity. The aggregate fair value of the first and second lien term loans upon the closing of the transaction was $653.9 million, calculated using a discounted cash flow approach. In addition, we provided the purchasers a five-year $50 million secured revolving facility available from the date of closing of the sale, bearing interest at a fixed annual rate of 9.0% payable quarterly in cash. There was no outstanding balance on the revolving facility as of December 31, 2023. In connection with the sale of our gaming business, we also provided seller financing consisting of an unsecured promissory note due April 1, 2030 with an aggregate principal amount of $32 million bearing interest at a fixed annual rate of 11.0%.

We recognized interest income related to these notes of $58.3 million during the year ended December 31, 2023, as a component of interest and other income in the consolidated statement of income. The issuance of the notes in connection with the sale transactions was a noncash investing activity in our consolidated statement of cash flows for the year ended December 31, 2023.

As of December 31, 2023, there was an aggregate principal amount of $753.5 million outstanding on the notes, including PIK, and the notes are presented net of the allowance for credit losses of $15.2 million within notes receivable in our consolidated balance sheet. The estimated fair value of the notes receivable was $735.6 million as of December 31, 2023. The estimated fair value of notes receivable was based on a discounted cash flow approach and is considered to be a Level 3 measurement of the valuation hierarchy.

Assets and Liabilities Held for Sale - The assets and liabilities of our consumer and gaming businesses were classified as held for sale in our consolidated balance sheets as of December 31, 2022. The major classes of assets presented as held for sale in the consolidated balance sheet as of December 31, 2022, included cash of $70.6 million, accounts receivable of $18.4 million, other current assets of $42.3 million, goodwill of $529.5 million, other intangible assets of $717.9 million, property and equipment of $82.9 million, other noncurrent assets of $44.9 million and an asset group valuation allowance of $71.9 million. The major classes of liabilities presented as held for sale in the consolidated balance sheet as of December 31, 2022 included accounts payable and accrued liabilities of $125.9 million and other noncurrent liabilities of $4.5 million.

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

NOTE 4—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$5,867,308	$1,849,638	$182,740	$(37,094)	$7,862,592
Europe	1,023,546	507,342	—	—	1,530,888
Asia Pacific	260,939	41,890	—	(41,890)	260,939
	$7,151,793	$2,398,870	$182,740	$(78,984)	$9,654,419

	Year Ended December 31, 2022
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$5,236,728	$1,739,620	$620,482	$(58,916)	$7,537,914
Europe	720,660	469,412	—	—	1,190,072
Asia Pacific	247,529	36,591	—	(36,591)	247,529
	$6,204,917	$2,245,623	$620,482	$(95,507)	$8,975,515

	Year Ended December 31, 2021
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$4,735,505	$1,644,765	$783,625	$(65,781)	$7,098,114
Europe	684,760	495,597	—	—	1,180,357
Asia Pacific	245,292	25,385	—	(25,386)	245,291
	$5,665,557	$2,165,747	$783,625	$(91,167)	$8,523,762

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021

	(in thousands)

Relationship-led	$3,738,536	$3,189,046	$3,031,873
Technology-enabled	3,413,257	3,015,871	2,633,684
	$7,151,793	$6,204,917	$5,665,557

ASC 606 requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the years ended December 31, 2023, 2022 and 2021, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of December 31, 2023 and 2022 was as follows:

	Balance Sheet Location	December 31, 2023	December 31, 2022

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$360,684	$329,785
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	197,355	152,520

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	229,686	226,254
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	54,246	45,613

Net contract assets were not material at December 31, 2023 or December 31, 2022. Revenue recognized for the years ended December 31, 2023 and 2022 from contract liability balances at the beginning of each period was $199.7 million and $209.4 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at December 31, 2023. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year ending December 31,
2024	$1,099,271
2025	878,093
2026	700,407
2027	536,018
2028	275,222
2029 and thereafter	332,279
Total	$3,821,290

NOTE 5—PROPERTY AND EQUIPMENT

As of December 31, 2023 and 2022, property and equipment consisted of the following:

	Range of Depreciable Lives	2023	2022

	(Years)	(in thousands)

Software	5-10	$1,937,440	$1,523,220
Equipment	3-20	969,164	776,203
Buildings	40	191,715	189,586
Leasehold improvements	5-15	120,964	117,275
Furniture and fixtures	5-10	104,474	88,548
Land		11,821	9,834
		3,335,578	2,704,666
Less accumulated depreciation and amortization		(1,800,382)	(1,367,860)
Work-in-progress		654,809	502,003
		$2,190,005	$1,838,809

As a result of actions taken during the years ended December 31, 2023, 2022 and 2021 to reduce our facility footprint in certain markets around the world, we recognized charges of $1.6 million, $7.5 million and $9.2 million, respectively, in selling, general and administrative expenses in our consolidated statement of income, primarily related to certain leasehold improvements, furniture and fixtures and equipment, to reduce the carrying amount of each asset group to the estimated fair value.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2023 and 2022, goodwill and other intangible assets consisted of the following:

	2023	2022

	(in thousands)

Goodwill	$26,743,523	$23,320,736
Other intangible assets:
Customer-related intangible assets	$10,653,036	$9,524,922
Acquired technologies	3,005,576	2,863,731
Contract-based intangible assets	2,254,273	1,741,321
Trademarks and trade names	1,074,631	1,067,745
	16,987,516	15,197,719
Less accumulated amortization:
Customer-related intangible assets	3,866,686	3,155,838
Acquired technologies	2,047,330	1,692,762
Contract-based intangible assets	309,886	197,478
Trademarks and trade names	595,568	493,267
	6,819,470	5,539,345
	$10,168,046	$9,658,374

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the years ended December 31, 2023, 2022 and 2021:

	Merchant Solutions	Issuer Solutions	Consumer Solutions	Total

	(in thousands)

Balance at December 31, 2020	$13,548,690	$9,481,183	$841,578	$23,871,451
Goodwill acquired	557,044	431,797	—	988,841
Effect of foreign currency translation	(36,192)	(4,826)	—	(41,018)
Measurement-period adjustments	(5,860)	(140)	—	(6,000)
Balance at December 31, 2021	14,063,682	9,908,014	841,578	24,813,274
Goodwill acquired	3,296	—	—	3,296
Effect of foreign currency translation	(66,251)	(29,009)	—	(95,260)
Goodwill derecognized in connection with the sale of a business (1)	(17,719)	—	—	(17,719)
Impairment of goodwill (2)	—	—	(833,075)	(833,075)
Reallocation of accumulated impairment losses due to change in reporting units (2)	—	(357,933)	357,933	—
Reclassification of goodwill to assets held for sale (3)	(163,105)	—	(366,436)	(529,541)
Measurement-period adjustments	(2,958)	(17,281)	—	(20,239)
Balance at December 31, 2022	13,816,945	9,503,791	—	23,320,736
Goodwill acquired	3,283,285	—	—	3,283,285
Effect of foreign currency translation	126,835	12,904	—	139,739
Measurement-period adjustments	(237)	—	—	(237)
Balance at December 31, 2023	$17,226,828	$9,516,695	$—	$26,743,523

(1) Reflects goodwill derecognized in connection with the sale of our Merchant Solutions business in Russia. See “Note 3—Business Dispositions” for further discussion.

(2) Reflects a goodwill impairment charge related to our former Business and Consumer Solutions reporting unit. In connection with the change in presentation of segment information during the year ended December 31, 2022, accumulated impairment losses associated with our former Business and Consumer Solutions reporting unit were reallocated to our new reporting units based on relative fair value. See "Note 1— Summary of Significant Accounting Policies" for further discussion.

(3) Reflects the reclassification of goodwill in connection with the presentation of the consumer and gaming businesses as held for sale. See “Note 3—Business Dispositions” for further discussion.

Accumulated impairment losses for goodwill as of December 31, 2023 were $357.9 million. Accumulated impairment losses for goodwill as of December 31, 2022 were $833.1 million, of which $475.2 million related to assets held for sale.

Customer-related intangible assets, acquired technologies, contract-based intangible assets, and trademarks and trade names acquired during the year ended December 31, 2023 had weighted-average amortization periods of 10.8 years, 6.3 years, 12.0 years, and 2.0 years, respectively. Customer-related intangible assets, acquired technologies, contract-based intangible assets, and trademarks and trade names acquired during the year ended December 31, 2021 had weighted-average amortization periods of 11.9 years, 6.0 years, 18.5 years, and 15.0 years, respectively. Amortization expense of acquired intangibles was $1,318.5 million for the year ended December 31, 2023, $1,263.0 million for the year ended December 31, 2022 and $1,295.0 million for the year ended December 31, 2021.

The estimated amortization expense of acquired intangibles as of December 31, 2023 for the next five years, calculated using the currency exchange rate at the date of acquisition, if applicable, is as follows (in thousands):

2024	$1,348,934
2025	1,268,360
2026	1,121,414
2027	890,245
2028	820,752

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

As of December 31, 2023 and 2022, right-of-use assets and lease liabilities consisted of the following:

	Balance Sheet Location	December 31, 2023	December 31, 2022

		(in thousands)

Assets:
Operating lease right-of-use assets:
Real estate	Other noncurrent assets	$340,061	$336,993
Computer equipment	Other noncurrent assets	5,352	22,763
Other	Other noncurrent assets	302	727
Total operating lease right-of-use-assets		$345,715	$360,483

Finance lease right-of-use assets:
Computer equipment	Property and equipment, net	$11,168	$7,280
Other equipment	Property and equipment, net	52,264	53,410
Other	Property and equipment, net	6,634	6,090
		70,066	66,780
Less accumulated depreciation:
Computer equipment	Property and equipment, net	(4,361)	(3,331)
Other equipment	Property and equipment, net	(38,338)	(29,052)
Other	Property and equipment, net	(4,497)	(2,884)
Total accumulated depreciation		(47,196)	(35,267)
Total finance lease right-of-use assets		22,870	31,513
Total right-of-use assets(1)		$368,585	$391,996

Liabilities:
Operating lease liabilities (current)	Accounts payable and accrued liabilities	$81,696	$80,208
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	411,227	439,580
Finance lease liabilities (current)	Current portion of long-term debt	12,055	12,883
Finance lease liabilities (noncurrent)	Long-term debt	12,470	19,552
Total lease liabilities		$517,448	$552,223

(1) As of December 31, 2023 and 2022, approximately 70% and 73%, respectively, of our right-of-use assets were located in the United States.

The weighted-average remaining lease term for operating and finance leases at December 31, 2023 was 8.4 years and 3.2 years, respectively. The weighted-average remaining lease term for operating and finance leases at December 31, 2022 was 8.8 years and 2.7 years, respectively. As of December 31, 2023, the weighted-average discount rate used in the measurement of operating and finance lease liabilities was 4.0% and 3.7%, respectively. As of December 31, 2022, the weighted-average discount rate used in the measurement of operating and finance lease liabilities was 3.3% and 3.4%, respectively.

As of December 31, 2023, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in thousands)

Year ending December 31,
2024	$99,422	$13,128
2025	88,193	7,369
2026	77,240	2,955
2027	63,918	1,585
2028	56,802	835
2029 and thereafter	187,213	—
Total lease payments	572,788	25,872
Imputed interest	(79,865)	(1,347)
Total lease liabilities	$492,923	$24,525

Operating lease costs in our consolidated statement of income for the year ended December 31, 2023 were $101.6 million, including $81.6 million in selling, general and administrative expenses and $20.0 million in cost of services. Total lease costs for the year ended December 31, 2023 include variable lease costs of $19.1 million, which are primarily comprised of the cost of property taxes, insurance and maintenance. Finance lease costs for the year ended December 31, 2023 were $14.1 million, including $13.2 million of amortization on right-of use assets and $0.9 million of interest on lease liabilities. Lease costs for leases with a term of less than 12 months were not material for the year ended December 31, 2023.

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

Opportunities were identified during the years ended December 31, 2023, 2022 and 2021 to reduce our facility footprint in certain markets around the world. In conjunction with the actions taken to exit certain leased facilities, we assessed the respective asset groups for impairment by comparing the carrying amount of the assets associated with the leased facilities to the discounted cash flows from estimated sublease payments. As a result, we recognized charges of $4.4 million, $22.9 million and $42.1 million in selling, general and administrative expenses in our consolidated statements of income for the years ended December 31, 2023, 2022 and 2021, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2023, 2022 and 2021 was $101.7 million, $120.7 million and $123.6 million, respectively, which are included as a component of cash provided by operating activities in the consolidated statements of cash flows. Operating lease liabilities arising from obtaining new or modified right-of-use assets, net of reductions resulting from certain lease modifications, were $31.2 million, $25.8 million and $200.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of finance lease liabilities that is included as a component of cash used in financing activities in the consolidated statements of cash flows was $12.9 million, $21.2 million and $22.6 million for the years ended December 31,

2023, 2022 and 2021, respectively. Finance lease liabilities arising from obtaining new or modified right-of-use assets, net of reductions resulting from certain lease modifications, were $4.4 million, $8.2 million and $7.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

In connection with the EVO acquisition completed during the year ended December 31, 2023, we acquired right-of-use assets and assumed lease liabilities for operating leases of $41.3 million. In connection with business dispositions completed during the year ended December 31, 2023, we disposed of right-of-use assets and lease liabilities for operating leases of $4.9 million and $4.9 million, respectively. In connection with acquisitions completed during the year ended December 31, 2021, we acquired right-of-use assets and assumed lease liabilities for operating and finance leases of $8.8 million and $5.8 million, respectively.

During the years ended December 31, 2023 and 2022, we entered into agreements to acquire hardware, software and related services, including the purchase of certain assets previously leased. During the year ended December 31, 2023, the reduction in operating and finance lease liabilities arising from the termination of the related right-of-use assets was $10.3 million and $0.1 million, respectively. During the year ended December 31, 2022, the reduction in operating and finance lease liabilities arising from the termination of the related right-of-use assets was $44.2 million and $9.7 million, respectively.

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

The Series B and C convertible preferred shares become convertible in stages based on developments in the litigation and become fully convertible no later than 2028 (subject to a holdback to cover any then pending claims). In July 2022, in connection with the second mandatory release assessment, a portion of the Series B and C convertible preferred shares was converted by Visa representing approximately one quarter of the original potential conversion rate. We recognized a gain of $13.2 million reported in interest and other income in our consolidated statement of income for the year ended December 31, 2022 based on the fair value of the shares received and subsequently sold. The remaining Series B and C convertible preferred shares continue to be carried at an assigned value of zero based on the aforementioned factors.

Through the acquisition of EVO in 2023, we obtained Series A and C convertible preferred shares of Visa. The Series C preferred shares are carried at an assigned value of zero based on the aforementioned factors. The Series A convertible preferred shares were not restricted and were convertible into a fixed number of Visa Class A common shares. In November 2023, the Series A convertible preferred shares were converted into a fixed number of Visa Class A common shares and sold for cash proceeds of $42.1 million. Prior to sale, the Visa Class A common shares were presented at fair value in our consolidated balance sheet with changes in fair value recognized in interest and other income in our consolidated statement of income.

NOTE 9—LONG-TERM DEBT AND LINES OF CREDIT

As of December 31, 2023 and 2022, long-term debt consisted of the following:

	December 31, 2023	December 31, 2022

	(in thousands)

Long-term Debt
3.750% senior notes due June 1, 2023	$—	$552,113
4.000% senior notes due June 1, 2023	—	552,747
1.500% senior notes due November 15, 2024	499,143	498,164
2.650% senior notes due February 15, 2025	998,172	996,485
1.200% senior notes due March 1, 2026	1,095,848	1,093,932
4.800% senior notes due April 1, 2026	775,425	786,724
2.150% senior notes due January 15, 2027	746,196	744,945
4.950% senior notes due August 15, 2027	496,444	495,463
4.450% senior notes due June 1, 2028	469,406	473,800
3.200% senior notes due August 15, 2029	1,241,169	1,239,588
5.300% senior notes due August 15, 2029	496,063	495,362
2.900% senior notes due May 15, 2030	992,537	991,367
2.900% senior notes due November 15, 2031	743,394	742,555
5.400% senior notes due August 15, 2032	742,908	742,085
4.150% senior notes due August 15, 2049	740,860	740,503
5.950% senior notes due August 15, 2052	738,576	738,177
4.875% senior notes due March 17, 2031	873,747	—
1.000% convertible notes due August 15, 2029	1,453,493	1,445,225
Revolving credit facility	1,570,000	—
Commercial paper notes	1,371,639	—
Finance lease liabilities	24,525	32,435
Other borrowings	243,337	96,908
Total long-term debt	16,312,882	13,458,578
Less current portion	620,585	1,169,330
Long-term debt, excluding current portion	$15,692,297	$12,289,248

The carrying amounts of our senior notes and convertible notes in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At December 31, 2023, the unamortized discount on senior notes and convertible notes was $46.1 million, and unamortized debt issuance costs on senior notes and convertible notes was $78.4 million. At December 31, 2022, the unamortized discount on senior notes and convertible notes was $50.8 million, and unamortized debt issuance costs on our senior notes and convertible notes were $85.4 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At December 31, 2023 and 2022, unamortized debt issuance costs on the unsecured revolving credit facility were $18.5 million and $23.5 million, respectively. The amortization of debt discounts and debt issuance costs is recognized as an increase to interest expense over the terms of the respective debt instruments. Amortization of discounts and debt issuance costs was $27.0 million, $20.5 million and $14.4 million, respectively, for years ended December 31, 2023, 2022 and 2021.

At December 31, 2023, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year ending December 31,
2024	$610,114
2025	1,049,113
2026	1,885,419
2027	4,226,578
2028	462,962
2029 and thereafter	8,133,894
Total	$16,368,080

See "Note 7—Leases" for more information about our finance lease liabilities, including maturities.

Senior Notes

We have $10.8 billion in aggregate principal amount of senior unsecured notes outstanding, as presented in the table above, which are comprised of senior notes issued in 2023, 2022, 2021, 2020 and 2019, and senior notes assumed in our merger with Total System Services, Inc. ("TSYS") in September 2019 (the "TSYS Merger"). Interest on the senior notes is payable annually or semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture.

On March 17, 2023, we issued €800 million aggregate principal amount of 4.875% senior unsecured notes due March 2031 and received net proceeds of €790.6 million, or $843.6 million based on the exchange rate on the issuance date. We issued the senior notes at a discount of $2.8 million, and we incurred debt issuance costs of $7.2 million, including underwriting fees, professional services fees and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet. Interest on the senior unsecured notes is payable annually in arrears on March 17 of each year, commencing March 17, 2024. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. The net proceeds from the offering were used for general corporate purposes.

On August 22, 2022, we issued $2.5 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 4.950% senior notes due August 2027; (ii) $500.0 million aggregate principal amount of 5.300% senior notes due August 2029; (iii) $750.0 million aggregate principal amount of 5.400% senior notes due August 2032; and (iv) $750.0 million aggregate principal amount of 5.950% senior notes due August 2052. We issued the senior notes at a total discount of $5.2 million, and we incurred debt issuance costs of $24.8 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet. Interest on the senior unsecured notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2023. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. The net proceeds from the offering were used to refinance the outstanding indebtedness under our credit facility, to make cash payments and pay transaction fees and expenses in connection with the acquisition of EVO and for general corporate purposes.

On November 22, 2021, we issued $2.0 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 1.500% senior notes due November 2024; (ii) $750.0 million aggregate principal amount of 2.150% senior notes due January 2027; and (iii) $750.0 million aggregate principal amount of 2.900% senior notes due November 2031. We incurred debt issuance costs of approximately $14.4 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet. Interest on the senior unsecured notes is payable semi-annually in arrears on May 15 and November 15 for the 2024 and 2031 notes and January 15 and July 15 on the 2027 note, commencing May 15, 2022 for the 2024 note and the 2031 note and July 15, 2022 for the 2027 note. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay the outstanding indebtedness under our prior credit facility and for general corporate purposes.

On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due March 2026. We incurred debt issuance costs of approximately $8.6 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2021. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our prior credit facility and for general corporate purposes.

We have $1.0 billion in aggregate principal amount of 2.900% senior unsecured notes due May 2030. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2020. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We issued the senior notes at a total discount of $3.3 million and capitalized related debt issuance costs of $8.4 million.

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

In addition, in connection with the TSYS Merger, we assumed $3.0 billion aggregate principal amount of senior unsecured notes of TSYS, consisting of the following: (i) $750.0 million aggregate principal amount of 3.800% senior notes due 2021, which were redeemed in February 2021; (ii) $550.0 million aggregate principal amount of 3.750% senior notes due 2023, which were redeemed in June 2023; (iii) $550.0 million aggregate principal amount of 4.000% senior notes due 2023, which were redeemed in June 2023; (iv) $750 million aggregate principal amount of 4.800% senior notes due 2026; and (v) $450 million aggregate principal amount of 4.450% senior notes due 2028. For the 4.800% senior notes due 2026, interest is payable semi-annually each April 1 and October 1. For the 4.450% senior notes due 2028, interest is payable semi-annually each June 1 and December 1. The difference between the acquisition-date fair value and face value of senior notes assumed in the TSYS Merger is recognized over the terms of the respective notes as a reduction of interest expense. The amortization of this fair value adjustment was $15.7 million, $27.4 million, and $29.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Convertible Notes

On August 8, 2022, we issued $1.5 billion in aggregate principal amount of 1.000% convertible unsecured senior notes due August 2029 in a private placement pursuant to an investment agreement with Silver Lake Partners. The net proceeds from this offering were approximately $1.44 billion, reflecting an issuance discount of $37.5 million and $20.4 million of debt issuance costs, which were capitalized and reflected as a reduction of the related carrying amount of the convertible notes in our consolidated balance sheet. Interest on the convertible notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023, to the holders of record on the preceding February 1 and August 1, respectively.

The notes are convertible at the option of the holder at any time after the date that is 18 months after issuance (or earlier, upon the occurrence of certain corporate events) until the scheduled trading day prior to the maturity date. The notes are convertible into cash and shares of our common stock based on a conversion rate of 7.1421 shares of common stock per $1,000 principal amount of the convertible notes (which is equal to a conversion price of approximately $140.01 per share), subject to customary anti-dilution and other adjustments upon the occurrence of certain events. Upon conversion, the principal amount of, and interest due on, the convertible notes are required to be settled in cash and any other amounts may be settled in shares, cash or a combination of shares and cash at our election.

The notes are not redeemable by us. If certain corporate events that constitute a fundamental change (as defined in the indenture governing the notes) occur, any holder of the notes may require that we repurchase all or any portion of their notes for cash at a purchase price of par plus accrued and unpaid interest to, but excluding, the repurchase date. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture governing the notes) occur, then the conversion rate will in certain circumstances be increased for a specified period of time. The notes include customary covenants for notes of this type, as well as customary events of default, which may result in the acceleration of the maturity of the convertible notes.

On August 8, 2022, in connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon conversion of the notes, or offset our cash obligation if the cash settlement option is elected, up to a cap price determined based on a hedging period that commenced on August 9, 2022 and concluded on August 25, 2022. The capped call had an initial strike price of $140.67 per share and a cap price of $229.26 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $302.4 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated balance sheet at December 31, 2022, net of applicable income taxes.

Revolving Credit Facility

On August 19, 2022, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The revolving credit agreement provides for an unsubordinated unsecured $5.75 billion revolving credit facility. We capitalized debt issuance costs of $12.3 million in connection with the issuances under the revolving credit facility. The revolving credit facility matures in August 2027. Borrowings under the revolving credit facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of lenders and customary notice provisions.

Borrowings under the revolving credit facility will be available to be made in US dollars, euros, sterling, Canadian dollars and, subject to certain conditions, certain other currencies at our option. Borrowings under the revolving credit facility will bear interest, at our option, at a rate equal to (i) for SOFR based currencies or certain alternative currencies, a secured overnight financing rate (subject to a 0.00% floor) plus a 0.10% credit spread adjustment or an alternative currency term rate (subject to a 0.00% floor), as applicable, (ii) for US dollar borrowings, a base rate, (iii) for US dollar borrowings, a daily floating secured overnight financing rate (subject to a 0.00% floor on or after January 1, 2023) plus a 0.10% credit spread adjustment or (iv) for certain alternative currencies, a daily alternative currency rate (subject to a 0.00% floor), in each case, plus an applicable margin. The applicable margin for borrowings under the revolving credit facility will range from 1.125% to 1.875% depending on our credit rating. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the revolving credit facility at an applicable rate per annum ranging from 0.125% to 0.300% depending on our credit rating.

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of December 31, 2023, there were borrowings of $1,570.0 million outstanding under the revolving credit facility with an interest rate of 6.84%, and the total available commitments under the revolving credit facility were $2.8 billion.

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

As of December 31, 2023, we had net borrowings under our commercial paper program of $1,371.6 million outstanding, presented within long-term debt in our consolidated balance sheet based on our intent and ability to continually refinance on a long-term basis, with a weighted average annual interest rate of 6.06%. The commercial program is backstopped by our revolving credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. As such, we could draw on the revolving credit facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

Prior Credit Facility

Prior to the revolving credit facility, we were party to a prior credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents (as amended from time-to-time). The prior credit facility provided for a senior unsecured $2.0 billion term loan facility and a senior unsecured $3.0 billion revolving credit facility. In August 2022, all borrowings outstanding and other amounts due under the prior credit facility were repaid and the prior credit facility was terminated.

Bridge Facility

On August 1, 2022, in connection with our entry into the EVO merger agreement, we obtained commitments for a $4.3 billion, 364-day senior unsecured bridge facility. Upon the execution of permanent financing, including the issuance of our senior unsecured notes and entry into the revolving credit facility described above, the aggregate commitments under the bridge facility were reduced to zero and terminated. For the year ended December 31, 2022, we recognized expense of $17.3 million related to commitment fees associated with the bridge facility, which was presented within interest and other expense in our consolidated statement of income.

Fair Value of Long-Term Debt

As of December 31, 2023, our senior notes had a total carrying amount of $11.6 billion and an estimated fair value of $11.1 billion. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy.

As of December 31, 2023, our convertible notes had a total carrying amount of $1.5 billion and an estimated fair value of $1.7 billion. The estimated fair value of our convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the valuation hierarchy.

The fair value of other long-term debt approximated its carrying amount at December 31, 2023.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. The required leverage ratio was increased to 4.50 to 1.00 as a result of the acquisition of EVO, and will gradually step-down over eight quarters to the original required ratio of 3.75 to 1.00. As of December 31, 2023, the required leverage ratio is 4.50 to 1.00, and the required interest coverage ratio is 3.00 to 1.00. We were in compliance with all applicable covenants as of December 31, 2023.

Settlement Lines of Credit

In various markets where our Merchant Solutions segment does business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of December 31, 2023, a total of $88.5 million of cash on deposit was used to determine the available credit.

As of December 31, 2023, we had $981.2 million outstanding under these lines of credit with additional capacity to fund settlement of $1,852.5 million. During the year ended December 31, 2023, the maximum and average outstanding balances under these lines of credit were $1,506.5 million and $515.7 million, respectively. The weighted-average interest rate on these borrowings was 5.95% at December 31, 2023.

Interest Expense

Interest expense was $629.8 million, $437.0 million and $328.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 10—DERIVATIVES AND HEDGING INSTRUMENTS

Net Investment Hedge

We have designated our aggregate €800 million Euro-denominated senior notes due March 2031 as a hedge of our net investment in our Euro-denominated operations. The purpose of the net investment hedge is to reduce the volatility of our net investment in our Euro-denominated operations due to changes in foreign currency exchange rates.

Investments in foreign operations with functional currencies other than the reporting currency are subject to foreign currency risk as the assets and liabilities of these subsidiaries are translated into the reporting currency at the period-end rate of exchange with the resulting foreign currency translation adjustment presented as a component of other comprehensive income and included in accumulated comprehensive income within equity in our consolidated balance sheets. Under net investment hedge accounting, the foreign currency remeasurement gains and losses associated with the Euro-denominated senior notes are presented within the same components of other comprehensive income and accumulated comprehensive income, partially offsetting the foreign currency translation adjustment for our foreign subsidiaries.

We recognized a loss on the net investment hedge of $27.0 million within foreign currency translation adjustments in other comprehensive income in our consolidated statements of comprehensive income during the year ended December 31, 2023.

Interest Rate Swaps

We have interest rate swap agreements with financial institutions to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. In the first quarter of 2023, we entered into new interest rate swap agreements with an aggregate notional amount of $1.5 billion to convert eligible borrowings under our revolving credit facility from a floating term Secured Overnight Financing Rate to a fixed rate. Net amounts to be received or paid under the swap agreements were reflected as adjustments to interest expense. Since we had designated the interest rate swap agreements as cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recognized as components of other comprehensive income. The fair values of our interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments were classified within Level 2 of the valuation hierarchy.

In August 2022, in connection with entry into the revolving credit agreement and repayment of amounts outstanding under our prior credit facility, we terminated and settled our interest rate swap agreements existing at that time. The termination resulted in the recognition of a net gain of $1.2 million, including the reclassification of $0.5 million of accumulated losses from the separate component of equity. The net gain was presented in interest and other expense in our consolidated statement of income for the year ended December 31, 2022.

Upon issuance of our senior unsecured notes in August 2019, we made settlement payments of $48.3 million related to the termination of forward-starting interest rate swap agreements designated as cash flow hedges, for which the effective portion of the unrealized losses on the swaps was included in other comprehensive loss. We have and will continue to reclassify the effective portion of the realized loss from accumulated other comprehensive loss into interest expense over the terms of the related senior notes.

The table below presents information about our interest rate swaps, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at December 31, 2023	Ranges of Maturity Dates at December 31, 2023	December 31, 2023	December 31, 2022

				(in thousands)

Interest rate swaps (Notional of $1.5 billion at December 31, 2023)	Other noncurrent liabilities	4.26%	April 17, 2027 - August 17, 2027	$28,187	$—

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive loss	$(19,683)	$12,915	$3,425
Net unrealized gains (losses) reclassified out of other comprehensive loss to interest expense	$4,609	$(21,327)	$(40,094)

As of December 31, 2023, the amount of net unrealized gains in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $1.9 million.

NOTE 11—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2023 and 2022, accounts payable and accrued liabilities consisted of the following:

	2023	2022

	(in thousands)

Funds held for customers	$817,180	$768,227
Trade accounts payable	290,437	229,436
Compensation and benefits	276,441	209,630
Payment network fees	246,102	210,347
Contract liabilities	229,686	226,254
Interest	166,039	128,308
Income taxes	139,825	61,949
Third-party commissions	93,387	95,192
Operating leases	81,696	80,208
Miscellaneous taxes and withholdings	59,601	42,198
Third-party processing fees	29,593	25,509
Audit and legal	22,748	28,548
Unclaimed property	22,560	31,734
Current portion of accrued buyout liability(1)	13,719	16,116
Other	334,624	288,904
	$2,823,638	$2,442,560

(1) The noncurrent portion of accrued buyout liability of $69.1 million and $45.4 million is included in other noncurrent liabilities in the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

NOTE 12—INCOME TAX

The income tax expense for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	Years Ended December 31,
	2023	2022	2021

	(in thousands)

Current income tax expense (benefit):
Federal	$399,900	$277,120	$195,804
State	98,224	68,120	58,772
Foreign	209,955	125,580	103,781
	708,079	470,820	358,357
Deferred income tax expense (benefit):
Federal	(330,647)	(235,727)	(178,666)
State	(84,729)	(41,770)	(18,500)
Foreign	(83,683)	(26,629)	7,843
	(499,059)	(304,126)	(189,323)
	$209,020	$166,694	$169,034

Income tax expense allocated to noncontrolling interests was $12.9 million, $9.8 million and $6.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table presents income (loss) before income taxes for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021

	(in thousands)

United States	$597,969	$(189,030)	$537,586
Foreign	571,978	413,352	506,959
	$1,169,947	$224,322	$1,044,545

Approximately $64.3 million of our undistributed foreign earnings are considered to be indefinitely reinvested outside the United States as of December 31, 2023. Because those earnings are considered to be indefinitely reinvested, no deferred income taxes have been provided thereon. If we were to make a distribution of any portion of those earnings in the form of dividends or otherwise, any such amounts would be subject to withholding taxes payable to various foreign jurisdictions; however, the amounts would not be subject to any additional U.S. income tax.

Our effective tax rates for the years ended December 31, 2023, 2022 and 2021 differ from the federal statutory rate for those periods as follows:

	Years Ended December 31,
	2023	2022	2021

Federal U.S. statutory rate	21.0%	21.0%	21.0%
Net gain on dispositions and liquidations	4.3	12.1	—
Foreign inclusion, net of foreign tax credits	3.4	8.2	1.0
Foreign income taxes	2.2	1.4	0.3
State income taxes, net of federal income tax benefit	0.9	9.0	3.4
Nondeductible executive compensation	0.9	4.7	1.0
Share-based compensation expense	0.9	2.0	(0.2)
Deemed royalty	0.7	1.2	—
Uncertain tax positions	0.5	(0.7)	(0.3)
Goodwill impairment	—	78.0	—
Equity method investment partnership income	(0.1)	0.1	0.9
Valuation allowance	(0.4)	(0.2)	(1.7)
Foreign-derived intangible income deduction	(3.8)	(12.4)	(1.9)
Tax credits	(3.8)	(19.5)	(3.3)
Foreign interest income not subject to tax	(9.5)	(29.9)	(4.2)
Other	0.7	(0.7)	0.2
Effective tax rate	17.9%	74.3%	16.2%

Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Deferred income taxes as of December 31, 2023 and 2022 reflect the effect of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of December 31, 2023 and 2022, principal components of deferred tax items were as follows:

	2023	2022

	(in thousands)

Deferred income tax assets:
Research and development costs	$267,098	$148,023
Foreign net operating loss carryforwards	187,247	129,882
Credits	144,053	48,930
Financial instruments	91,032	92,477
Lease liabilities	89,645	106,884
Accrued expenses	54,478	44,819
Share-based compensation expense	42,376	41,344
Domestic net operating loss carryforwards	34,121	31,160
Other	72,484	68,258
	982,534	711,777
Valuation allowance	(211,049)	(110,043)
	771,485	601,734
Deferred tax liabilities:
Acquired intangibles	2,200,082	2,376,564
Property and equipment	398,439	363,457
Partnership interests	238,139	145,776
Right-of-use assets	59,124	69,773
Other	6,094	36,669
	2,901,878	2,992,239
Net deferred income tax liability	$2,130,393	$2,390,505

The net deferred income taxes reflected in our consolidated balance sheets as of December 31, 2023 and 2022 are as follows:

	2023	2022

	(in thousands)

Noncurrent deferred income tax asset	$(111,712)	$(37,907)
Noncurrent deferred income tax liability	2,242,105	2,428,412
Net deferred income tax liability	$2,130,393	$2,390,505

A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the years ended December 31, 2023, 2022 and 2021 are summarized below (in thousands):

Balance at December 31, 2020	$(132,531)
Allowance for foreign net operating losses	5,804
Allowance for foreign tax credits	12,656
Allowance for state tax credits	(1,995)
Allowance for domestic net operating losses	3,807
Balance at December 31, 2021	(112,259)
Allowance for foreign net operating losses	(122)
Allowance for foreign tax credits	60
Allowance for state tax credits	2,282
Allowance for domestic net operating losses	(4)
Balance at December 31, 2022	(110,043)
Allowance for foreign net operating losses	(674)
Allowance for foreign tax credits	(101,271)
Allowance for state tax credits	3,079
Allowance for state interest limitation	(2,335)
Allowance for domestic net operating losses	195
Balance at December 31, 2023	$(211,049)

The change in the valuation allowance for the year ended December 31, 2023 is primarily related to anticipatory foreign tax credits and state interest deduction carryforwards recorded in acquisition accounting offset by recognition of state tax credit carryforwards determined more likely than not to be realized. The decrease in the valuation allowance for the year ended December 31, 2022 is primarily related to the utilization of state tax credit carryforwards. The decrease in the valuation allowance for the year ended December 31, 2021 is primarily related to the foreign net operating loss carryforwards and the foreign tax credit carryforwards which the Company determined are more likely than not to be realized.

Foreign net operating loss carryforwards of $109.4 million will expire between December 31, 2024 and December 31, 2043, if not utilized. Foreign net operating loss carryforwards of $77.8 million have indefinite carryforward periods. Domestic net operating loss carryforwards of $34.1 million and tax credit carryforwards of $66.5 million will expire between December 31, 2024 and December 31, 2043, if not utilized.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world. We are no longer subject to state income tax examinations for years ended on or before December 31, 2014, U.S. federal income tax examinations for years ended on or before December 31, 2016 and U.K. corporation tax examinations for years ended on or before December 31, 2019.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits, excluding penalties and interest, for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Years Ended December 31,
	2023	2022	2021

	(in thousands)

Balance at the beginning of the year	$31,315	$34,905	$39,408
Additions related to acquisitions	4,054	—	387
Reductions for income tax positions of prior years	(887)	(8,301)	(10,875)
Settlements with income tax authorities	(988)	(3,245)	(2,137)
Additions for income tax positions of prior years	1,809	911	2,289
Additions based on income tax positions related to the current year	7,926	7,045	5,833
Balance at the end of the year	$43,229	$31,315	$34,905

As of December 31, 2023, the total amount of gross unrecognized income tax benefits that, if recognized, would affect the provision for income taxes is $40.9 million.

NOTE 13—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. Information about shares repurchased and retired was as follows for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021

	(in thousands, except per share amounts)

Number of shares repurchased and retired	4,065	23,266	15,169
Cost of shares repurchased, including commissions and applicable excise taxes	$413,667	$2,929,814	$2,513,629
Average cost per share	$101.77	$125.93	$165.72

The share repurchase activity for the year ended December 31, 2021 included the repurchase of 2,491,161 shares at an average price of $200.71 per share under an ASR agreement we entered into on February 10, 2021 with a financial institution to repurchase an aggregate of $500 million of our common stock during the ASR program purchase period, which ended on March 31, 2021.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act into law, which, among other things, implemented a 1% excise tax on share repurchases effective beginning January 1, 2023. During the year ended December 31, 2023, we reflected excise taxes of $3.9 million within equity as part of the cost of common stock repurchased, net of share issuances, during the period.

As of December 31, 2023, the amount available under our share repurchase program was $1,090.2 million. On January 25, 2024, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $2.0 billion.

On January 25, 2024, our board of directors declared a cash dividend of $0.25 per share payable on March 29, 2024 to common shareholders of record on March 15, 2024.

NOTE 14—SHARE-BASED AWARDS AND OPTIONS

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

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Years Ended December 31,
	2023	2022	2021

	(in thousands)

Share-based compensation expense	$208,994	$163,261	$180,779
Income tax benefit	$48,446	$38,059	$42,870

Restricted Stock

Restricted stock awards vest in approximately equal annual installments, generally on each of the first three or four anniversaries of the grant date or, in some cases, in one installment on the third anniversary of the grant date, in either case subject to the holder's continued service on each applicable vesting date. Restricted shares cannot be sold or transferred until they have vested. The grant date fair value of restricted stock awards, which is based on the quoted market value of our common stock on the grant date, is recognized as share-based compensation expense on a straight-line basis over the vesting period. Our restricted stock agreements provide for accelerated vesting under certain conditions.

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

The following table summarizes the changes in unvested restricted stock awards and performance units for the years ended December 31, 2023, 2022 and 2021:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2020	1,546	$176.71
Granted	1,465	192.19
Vested	(1,263)	154.06
Forfeited	(108)	181.61
Unvested at December 31, 2021	1,640	184.90
Granted	1,496	137.51
Vested	(756)	170.79
Forfeited	(235)	164.06
Unvested at December 31, 2022	2,145	159.04
Replacement Awards	202	98.44
Granted	1,322	112.81
Vested	(1,041)	157.33
Forfeited	(147)	128.18
Unvested at December 31, 2023	2,481	$131.41

The total fair value of restricted stock and performance units vested was $163.8 million, $129.2 million and $194.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

For restricted stock and performance units, we recognized compensation expense of $186.9 million, $151.5 million and $167.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $156.0 million of unrecognized compensation expense related to unvested restricted stock awards and performance units that we expect to recognize over a weighted-average period of 1.7 years.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value of our common stock on the date of grant and have a term of ten years. Stock options vest in equal installments, generally on each of the first three or four anniversaries of the grant date, subject to the holder's continued service on each applicable vesting date. Our stock option agreements provide for accelerated vesting under certain conditions.

The following table summarizes changes in stock option activity for the years ended December 31, 2023, 2022 and 2021:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2020	1,253	$93.66	6.3	$152.6
Granted	112	196.06
Forfeited	(1)	113.48
Exercised	(192)	68.42		24.1
Outstanding at December 31, 2021	1,172	107.44	5.8	47.4
Granted	154	136.02
Forfeited	(89)	147.65
Exercised	(98)	65.69		5.5
Outstanding at December 31, 2022	1,139	111.75	5.4	17.3
Replacement Awards	142	98.44
Granted	233	110.83
Forfeited	(297)	155.35
Exercised	(296)	89.08		9.4
Outstanding at December 31, 2023	921	$99.54	5.0	$32.1

Options vested and exercisable at December 31, 2023	647	$96.41	3.6	$25.3

We recognized compensation expense for stock options of $17.0 million, $6.4 million and $7.9 million during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had $5.7 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.8 years.

The weighted-average grant-date fair value of stock options granted, including replacement awards granted in connection with the EVO acquisition, during the years ended December 31, 2023, 2022 and 2021 was $46.17, $48.88 and $65.99, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2023	2022	2021

Risk-free interest rate	3.84%	1.87%	0.59%
Expected volatility	45%	40%	40%
Dividend yield	0.81%	0.56%	0.44%
Expected term (years)	5	5	5

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

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
	2023	2022	2021

	(in thousands)

Income taxes paid, net of refunds	$640,784	$431,148	$295,534
Interest paid	$603,486	$350,075	$335,481

NOTE 16—NONCONTROLLING INTERESTS

The following table presents the reconciliation of net income attributable to noncontrolling interests to comprehensive income attributable to noncontrolling interests for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021

	(in thousands)

Net income attributable to noncontrolling interests	$42,590	$31,820	$22,404
Foreign currency translation attributable to noncontrolling interests	50,397	(13,301)	(10,281)
Comprehensive income attributable to noncontrolling interests	$92,987	$18,519	$12,123

During the year ended December 31, 2023, we received $26.2 million from a noncontrolling shareholder in exchange for a 20% ownership interest in one of our majority-owned subsidiaries in Spain, which resulted in a reallocation between equity attributable to Global Payments and equity attributable to noncontrolling interests.

During the year ended December 31, 2021, Global Payments and noncontrolling shareholders made contributions of $209.6 million and $70.0 million, respectively, to certain of our majority-owned subsidiaries based on each shareholder's proportionate ownership, primarily to fund acquisitions that closed in the fourth quarter of 2021. The contributions from the noncontrolling shareholders were reflected as an increase to noncontrolling interests in the consolidated balance sheet. In addition, we increased our controlling financial interest in one of our majority-owned subsidiaries from 51% to 55%, which resulted in a reallocation between equity attributable to noncontrolling interests and total equity attributable to Global Payments.

Redeemable Noncontrolling Interests

Through the acquisition of EVO, the portions of equity in our consolidated subsidiaries in Poland, Greece and Chile that are not attributable, directly or indirectly, to us, are redeemable upon the occurrence of an event that is not solely within our control.

We own 66% of our subsidiary in Poland, 51% of our subsidiary in Greece and 50.1% of our subsidiary in Chile. Under the shareholder agreements, the minority shareholders have the option to compel us to purchase their shares at a price per share based on the fair value of the shares, or under certain circumstances for our subsidiary in Greece, at a price determined by calculations stipulated in the shareholder agreement. The option held by the minority shareholder in Poland expired on January 1, 2024 and the redeemable noncontrolling interest in Poland will be reclassified to noncontrolling interest in the consolidated balance sheet as of January 1, 2024. The other options have no expiration date.

Because the exercise of each of these redemption options is not solely within our control, the redeemable noncontrolling interests are presented in the mezzanine section between total liabilities and shareholders’ equity, as temporary equity, in our consolidated balance sheet as of December 31, 2023. The redeemable noncontrolling interest for each subsidiary is reflected at the higher of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of comprehensive income (loss), capital contributions and distributions or (ii) the redemption price. Estimates of redemption price are based on projected operating performance of each subsidiary, including key assumptions - revenue growth rates, current and expected market conditions and weighted-average cost of capital. Each of the redeemable noncontrolling interests was presented at the respective carrying amount as of December 31, 2023, and no adjustments to estimated redemption price were recognized during the year ended December 31, 2023.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the years ended December 31, 2023, 2022 and 2021:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2020	$(114,227)	$(81,543)	$(6,503)	$(202,273)
Other comprehensive income (loss)	(68,814)	33,053	3,760	(32,001)
Effect of change in ownership to a noncontrolling interest	92	—	—	92
Balance at December 31, 2021	(182,949)	(48,490)	(2,743)	(234,182)
Other comprehensive income (loss)	(197,635)	26,070	(222)	(171,787)
Balance at December 31, 2022	(380,584)	(22,420)	(2,965)	(405,969)
Other comprehensive income (loss)	165,044	(18,439)	439	147,044
Balance at December 31, 2023	$(215,540)	$(40,859)	$(2,526)	$(258,925)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $50.4 million, $(13.3) million and $(10.3) million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 18—SEGMENT INFORMATION

Information About Profit and Assets

We operate in two reportable segments: Merchant Solutions and Issuer Solutions. As described in "Note 3—Business Dispositions," during the second quarter of 2023, we completed the sale of the consumer portion of our Netspend business, which comprised our former Consumer Solutions segment. Our former Consumer Solutions segment is presented below for periods prior to disposition.

Our Merchant Solutions payment technology is similar around the world in that we enable our customers to accept card and other digital-based payments. Through this segment, our offerings include, but are not limited to, authorization, settlement and funding services, customer support, chargeback resolution, terminal rental, sales and deployment, payment security services, consolidated billing and on-line reporting. In addition, we offer a wide array of enterprise software solutions that streamline business operations to customers in numerous vertical markets. We also provide a variety of value-added solutions and services, including specialty point-of-sale software, analytics and customer engagement, human capital management and payroll and reporting that assist our customers with driving demand and operating their businesses more efficiently.

Through our Issuer Solutions segment, we provide financial institutions and retailers technologies to manage their card portfolios, reduce technical complexity and overhead and offer a seamless experience for cardholders on a single platform. In addition, we provide flexible commercial payments, accounts payable and electronic payment alternative solutions that support B2B payment processes for businesses and governments. We also offer complementary services including account management and servicing, fraud solution services, analytics and business intelligence, cards, statements and correspondence, customer contact services and risk management solutions. Additionally, our Issuer Solutions segment provides B2B payment services and other financial service solutions marketed to businesses, including SaaS offerings that automate key procurement processes, provide invoice capture, coding and approval, and enable virtual cards and integrated payments options across a variety of key vertical markets.

Through our former Consumer Solutions segment, we provided general purpose reloadable prepaid debit and payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses in the United States.

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

Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization was as follows:

	Years Ended December 31,
	2023	2022	2021

	(in thousands)

Revenues(1):
Merchant Solutions	$7,151,793	$6,204,917	$5,665,557
Issuer Solutions	2,398,870	2,245,623	2,165,747
Consumer Solutions	182,740	620,482	783,625
Intersegment eliminations	(78,984)	(95,507)	(91,167)
Consolidated revenues	$9,654,419	$8,975,515	$8,523,762

Operating income (loss)(1):
Merchant Solutions	$2,345,255	$2,040,255	$1,725,990
Issuer Solutions	409,807	356,215	333,355
Consumer Solutions	(3,908)	53,594	135,541
Corporate	(898,024)	(777,744)	(836,010)
Impairment of goodwill	—	(833,075)	—
Net loss on business dispositions	(136,744)	(199,094)	—
Consolidated operating income	$1,716,386	$640,151	$1,358,876

Depreciation and amortization(1):
Merchant Solutions	$1,109,186	$981,297	$993,228
Issuer Solutions	646,118	623,755	589,394
Consumer Solutions	—	35,773	76,018
Corporate	21,388	21,630	32,744
Consolidated depreciation and amortization	$1,776,692	$1,662,455	$1,691,384

(1) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. See “Note 2—Acquisition” and “Note 3—Business Dispositions” for further discussion.

During the years ended December 31, 2023, 2022 and 2021, operating income included acquisition and integration expenses of $341.9 million, $259.2 million, and $340.4 million, respectively, which were primarily included within Corporate expenses. During the years ended December 31, 2023, 2022 and 2021, operating loss for Corporate also included $18.5 million, $47.1 million, and $56.8 million, respectively, of other charges related to facilities exit activities.

Entity-Wide Information

As a percentage of our total consolidated revenues, revenues from external customers in the United States were 76% for the year ended December 31, 2023, 80% for the year ended December 31, 2022, and 79% for the year ended December 31, 2021. Revenues from external customers are attributed to individual countries based on the location of the customer arrangements. Our results of operations and our financial condition are not significantly reliant upon any single customer.

Long-lived assets, excluding goodwill and other intangible assets, by location as of December 31, 2023 and 2022 were as follows:

	2023	2022

	(in thousands)

United States	$1,672,532	$1,313,290
Foreign countries	517,473	525,519
	$2,190,005	$1,838,809

NOTE 19—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We have contractual obligations related to service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at December 31, 2023 for purchase obligations were as follows (in thousands):

Year ending December 31:
2024	$425,892
2025	361,578
2026	288,002
2027	247,581
2028	223,190
2029 and thereafter	384,340
Total future minimum payments	$1,930,583

During the year ended December 31, 2023, we entered into agreements to acquire hardware, software and related services, of which $182.2 million was financed utilizing under two to five-year vendor financing arrangements. Certain of the agreements included the purchase of assets previously leased.

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

BIN/ICA Agreements

In certain markets, we enter into sponsorship or depository and processing agreements with banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and an Interbank Card Association ("ICA") number for Mastercard transactions, to clear credit card transactions through Visa and Mastercard. Certain of these agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2023.

GLOBAL PAYMENTS INC.
SCHEDULE II

Valuation & Qualifying Accounts
(in thousands)

(a)	(b)	(c)	(d)	(e)
Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses(2)	Deductions: Uncollectible Accounts Write-Offs (Recoveries)	Balance at End of Period

Allowance for credit losses - accounts receivable
December 31, 2021	$20,608	$12,835	$16,054	$17,389
December 31, 2022	$17,389	$14,951	$11,320	$21,020
December 31, 2023 (3)	$21,020	$23,267	$25,282	$19,005

Allowance for credit losses - settlement assets (1)
December 31, 2021	$6,171	$3,553	$6,750	$2,974
December 31, 2022	$2,974	$12,984	$13,671	$2,287
December 31, 2023	$2,287	$19,242	$11,799	$9,730

Reserve for sales allowances
December 31, 2021	$10,871	$16,881	$19,236	$8,516
December 31, 2022	$8,516	$24,517	$25,073	$7,960
December 31, 2023	$7,960	$29,498	$28,425	$9,033

Allowance for credit and operating losses - check guarantee
December 31, 2021	$2,102	$10,160	$9,725	$2,536
December 31, 2022	$2,536	$12,291	$11,383	$3,444
December 31, 2023 (3)	$3,444	$3,074	$6,518	$—

Reserve for contract contingencies and processing errors
December 31, 2021	$3,589	$734	$2,986	$1,337
December 31, 2022	$1,337	$1,212	$972	$1,577
December 31, 2023	$1,577	$3,194	$3,158	$1,613

Reserve for cardholder losses
December 31, 2021	$10,075	$62,751	$62,769	$10,058
December 31, 2022	$10,058	$58,673	$58,541	$10,190
December 31, 2023 (3)	$10,190	$15,861	$26,051	$—

Deferred income tax asset valuation allowance
December 31, 2021	$132,531	$(20,272)	$—	$112,259
December 31, 2022	$112,259	$(2,216)	$—	$110,043
December 31, 2023	$110,043	$104,280	$3,274	$211,049

Allowance for credit losses - notes receivable
December 31, 2023	$—	$15,245	$—	$15,245

(1) Included in settlement processing obligations.

(2) In addition to amounts charged to costs and expenses, amounts in this column include additions, as applicable, resulting from business combinations.

(3) Includes certain amounts related to our consumer and gaming business disposal groups that were presented as held for sale in the consolidated balance sheet as of December 31, 2022. During the second quarter of 2023, we completed the sale of our gaming business and the consumer portion of our Netspend business. The results relating to our consumer and gaming business are included for the periods prior to disposition, and the amounts divested are included in the deductions column above.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission the Internal Control — Integrated Framework (2013).

Based on the results of its evaluation, management believes that as of December 31, 2023, our internal control over financial reporting is effective based on those criteria. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Due to such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, such risk.

Attestation Report of Public Accounting Firm

Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under "Item 8 - Financial Statements and Supplementary Data" for the year ended December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 includes the acquired operations of EVO.

ITEM 9B - OTHER INFORMATION

(c) Director and Officer Trading Plans and Arrangements

During the quarter ended December 31, 2023, none of our directors or officers notified us that they adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors, executive officers and our corporate governance contained under the headings "Proposal 1: Election of Directors," "Biographical Information About Our Executive Officers" and "Delinquent Section 16(a) Reports" from our proxy statement to be delivered in connection with our 2024 Annual Meeting of Shareholders to be held on April 25, 2024 ("2024 Proxy Statement").

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

ITEM 11 - EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation and the report of the Compensation Committee contained under the headings "Compensation Discussion and Analysis" and "Board and Corporate Governance-Director Compensation" from our 2024 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings "Common Stock Ownership-Common Stock Ownership by Management" and "Common Stock Ownership-Common Stock Ownership by Non-Management Shareholders" from our 2024 Proxy Statement.

The following table provides certain information as of December 31, 2023 concerning the shares of our common stock that may be issued under existing equity compensation plans. For more information on these plans, see "Note 14—Share-Based Awards and Options" in the notes to the accompanying consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	646,708	$96.41	30,209,753
Equity compensation plans not approved by security holders	—	—	—
Total	646,708	$96.41	30,209,753

The number of securities remaining available for future issuance under equity compensation plans reflected in column (c) above includes 6,273,259 shares authorized for issuance under our 2011 Amended and Restated Incentive Plan (the "2011 Incentive Plan"), all of which are available for issuance pursuant to grants of full-value stock awards, 906,381 shares authorized under our 2000 Employee Stock Purchase Plan (the "2000 ESPP"), 13,554,740 shares authorized under our Total System Services 2017 Omnibus Plan, 7,331,435 shares authorized under our Total System Services 2012 Omnibus Plan, 1,541,327 shares authorized under our Total System Services 2007 Omnibus Plan and 602,611 shares authorized under our Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan for Options and Restricted Shares Assumed by Total System Services. We intend to issue future shares under the 2011 Incentive Plan and the 2000 ESPP only.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and our affiliates and the independence of our directors contained under the headings "Additional Information-Relationships and Related Party Transactions" and "Board and Corporate Governance-Board Independence" from our 2024 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading "Proposal Three: Ratification of Reappointment of Auditors" from our 2024 Proxy Statement.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:

(2) Financial Statement Schedules

Page Number
Schedule II, Valuation and Qualifying Accounts	111

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
2.1†
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

3.3	Twelfth Amended and Restated Bylaws of Global Payments Inc., incorporated by reference to Exhibit 3.1 to Global Payment Inc.’s Current Report on Form 8-K filed on February 21, 2023.
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

4.6	Form of 4.800% Senior Note due 2026, incorporated by reference to Exhibit 4.3 to TSYS' Current Report on Form 8-K filed on March 17, 2016.
4.7*	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act.
4.8
Supplemental Indenture No. 2, dated as of May 15, 2020, between Global Payments Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 15, 2020.

4.9	Form of Global Note (included in Exhibit 4.8).
4.10
Supplemental Indenture No. 3, dated as of February 26, 2021, between Global Payments Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 26, 2021.

4.11	Form of Global Note representing the 1.200% Senior Notes due 2026 (included in Exhibit 4.10).
4.12
Supplemental Indenture No. 4, dated as of November 22, 2021, between Global Payments Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 22, 2021.

4.13	Form of Global Note representing the Notes (included in Exhibit 4.12)
4.14
Indenture, dated as of August 8, 2022, between Global Payments Inc. and U.S. Bank Trust Company, National Association, as trustee, related to 1.00% Convertible Senior Notes due 2029, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 9, 2022.

4.15	Form of 1.00% Convertible Senior Notes due 2029 (included in Exhibit 4.14)
4.16
Indenture, dated as of August 14, 2019, between Global Payments Inc. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 14, 2019.

4.17
Supplemental Indenture No. 5, dated as of August 22, 2022, between Global Payments Inc. and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 22, 2022.

4.18	Form of Global Note representing the Notes (included in Exhibit 4.17)
4.19
First Supplemental Indenture, dated as of December 14, 2022 between Global Payments Inc., and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.23 to the Company's Annual Report on Form 10-K filed on February 17, 2023.

4.20
Supplemental Indenture No. 6, dated as of March 17, 2023, between Global Payments Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as initial paying agent, and U.S. Bank Trust Company, National Association, as initial securities registrar and transfer agent, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 17, 2023.

4.21	Form of Global Note representing the Notes (included in Exhibit 4.20)
10.1+	Total System Services, Inc. 2017 Omnibus Plan incorporated by reference to Exhibit 10.1 to TSYS’s Current Report on Form 8-K filed on April 28, 2017.
10.2+	Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 to TSYS’ Current Report on Form 8-K filed on May 4, 2012.
10.3+	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 to TSYS’ Current Report on Form 8-K filed on April 25, 2007.
10.4+	Amended and Restated 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on July 28, 2010.

10.5+
Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated June 1, 2004, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on July 30, 2007.

10.6+
Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated March 28, 2007, incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on July 30, 2007.

10.7+	Third Amended and Restated 2005 Incentive Plan, dated December 31, 2008, incorporated by reference to Exhibit 10.2 to the Company's Form Quarterly Report on 10-Q filed April 6, 2009.
10.8+
Annual Performance Plan, adopted August 29, 2012 (sub-plan to the Global Payments Inc. 2011 Incentive Plan, dated September 27, 2011), incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on July 25, 2013.

10.9+	Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on September 16, 2010.
10.10+	Amended and Restated 2011 Incentive Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KT filed on February 28, 2017.
10.11+
EVO Payments, Inc. Second Amended and Restated 2018 Omnibus Incentive Stock Plan, incorporated by reference to Exhibit 10.1 to EVO Payments, Inc.'s Quarterly Report on Form 10-Q filed on November 3, 2021.

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

10.17+	Letter Agreement, dated May 1, 2023, between Global Payments Inc. and Jeffrey S. Sloan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 1, 2023.
10.18+
Amended and Restated Employment Agreement, dated as of May 1, 2023, by and between Global Payments Inc. and Cameron M. Bready, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2023.

10.19+
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

10.21+*	Employment Agreement, dated as of July 29, 2020, between Global Payments Inc. and Andréa Carter
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

10.28+
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

10.30+
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2022), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022.

10.31+
Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2022), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022.

10.32+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2023), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2023.

10.33+
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2023), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2023.

10.34+
Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2023), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2023.

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

10.38+	Form of Capped Call Confirmation, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 9, 2022
10.39+
Credit Agreement, dated as of August 19, 2022, among Global Payments Inc., as borrower, the other borrowers party thereto, Bank of America, N.A., as administrative agent and an L/C Issuer and the other lenders and L/C Issuers party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2022

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
97*	Global Payments Executive Compensation Clawback Policy
101.1*
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
†	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

(b) Exhibits

Page Number
Index to Exhibits	115

(c)    Financial Statement Schedules

See Item 15(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2024.

GLOBAL PAYMENTS INC.

By:	/s/ Cameron M. Bready
Cameron M. Bready
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joshua J. Whipple
Joshua J. Whipple
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David M. Sheffield
David M. Sheffield
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Global Payments Inc. and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ M. Troy Woods*	Chairman of the Board	February 14, 2024
M. Troy Woods

	/s/ Connie D. McDaniel*	Lead Independent Director	February 14, 2024
Connie D. McDaniel

	/s/ F. Thaddeus Arroyo*	Director	February 14, 2024
F. Thaddeus Arroyo

	/s/ Robert H.B. Baldwin, Jr.*	Director	February 14, 2024
Robert H.B. Baldwin, Jr.

	/s/ John G. Bruno*	Director	February 14, 2024
John G. Bruno

	/s/ Joia M. Johnson*	Director	February 14, 2024
Joia M. Johnson

	/s/ Ruth Ann Marshall*	Director	February 14, 2024
Ruth Ann Marshall

	/s/ Kirsten Kliphouse*	Director	February 14, 2024
Kirsten Kliphouse

	/s/ Joseph Osnoss*	Director	February 14, 2024
Joseph Osnoss

	/s/ William B. Plummer*	Director	February 14, 2024
William B. Plummer

	/s/ John T. Turner*	Director	February 14, 2024
John T. Turner

	/s/ Cameron M. Bready	Director	February 14, 2024
Cameron M. Bready

*By:	/s/ Cameron M. Bready	Attorney-in-fact	February 14, 2024
Cameron M. Bready