Form 10-Q
period 2024-03-31
GLOBAL PAYMENTS INC
filed 2024-05-01
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
The number of shares of the issuer’s common stock, no par value, outstanding as of April 26, 2024 was 255,249,780.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended March 31, 2024

PART I - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31, 2024	March 31, 2023

Revenues	$2,420,187	$2,292,447
Operating expenses:
Cost of service	922,390	947,753
Selling, general and administrative	1,045,545	1,043,126
Loss on business disposition	—	244,833
	1,967,935	2,235,712
Operating income	452,252	56,735

Interest and other income	35,928	11,153
Interest and other expense	(162,147)	(122,945)
	(126,219)	(111,792)
Income (loss) before income taxes and equity in income of equity method investments	326,033	(55,057)
Income tax expense (benefit)	19,382	(31,399)
Income (loss) before equity in income of equity method investments	306,651	(23,658)
Equity in income of equity method investments, net of tax	16,411	19,238
Net income (loss)	323,062	(4,420)
Net income attributable to noncontrolling interests	(9,755)	(6,621)
Net income (loss) attributable to Global Payments	$313,307	$(11,041)

Earnings (loss) per share attributable to Global Payments:
Basic earnings (loss) per share	$1.22	$(0.04)
Diluted earnings (loss) per share	$1.22	$(0.04)

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023

Net income (loss)	$323,062	$(4,420)
Other comprehensive income (loss):
Foreign currency translation adjustments	(84,360)	37,450
Income tax (expense) benefit related to foreign currency translation adjustments	2,694	(187)
Net unrealized gains (losses) on hedging activities	29,116	(48,051)
Reclassification of net unrealized (gains) losses on hedging activities to interest expense	(2,662)	1,386
Income tax (expense) benefit related to hedging activities	(6,388)	10,950
Other, net of tax	—	(22)
Other comprehensive income (loss)	(61,600)	1,526

Comprehensive income (loss)	261,462	(2,894)
Comprehensive income (loss) attributable to noncontrolling interests	(13,332)	12,995
Comprehensive income (loss) attributable to Global Payments	$274,794	$(15,889)

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,167,616	$2,088,887
Accounts receivable, net	1,054,193	1,120,078
Settlement processing assets	5,617,576	4,097,417
Prepaid expenses and other current assets	830,548	767,377
Total current assets	9,669,933	8,073,759
Goodwill	26,728,023	26,743,523
Other intangible assets, net	9,797,023	10,168,046
Property and equipment, net	2,200,366	2,190,005
Deferred income taxes	80,241	111,712
Notes receivable	731,429	713,123
Other noncurrent assets	2,567,735	2,570,018
Total assets	$51,774,750	$50,570,186
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$1,095,901	$981,244
Current portion of long-term debt	1,579,357	620,585
Accounts payable and accrued liabilities	2,630,789	2,824,979
Settlement processing obligations	5,209,972	3,698,921
Total current liabilities	10,516,019	8,125,729
Long-term debt	15,565,705	15,692,297
Deferred income taxes	2,062,885	2,242,105
Other noncurrent liabilities	643,996	722,540
Total liabilities	28,788,605	26,782,671
Commitments and contingencies
Redeemable noncontrolling interests	143,069	507,965
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at March 31, 2024 and December 31, 2023; 255,130,560 issued and outstanding at March 31, 2024 and 260,382,746 issued and outstanding at December 31, 2023	—	—
Paid-in capital	18,806,396	19,800,953
Retained earnings	3,706,873	3,457,182
Accumulated other comprehensive loss	(297,438)	(258,925)
Total Global Payments shareholders’ equity	22,215,831	22,999,210
Nonredeemable noncontrolling interests	627,245	280,340
Total equity	22,843,076	23,279,550
Total liabilities, redeemable noncontrolling interests and equity	$51,774,750	$50,570,186

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income (loss)	$323,062	$(4,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	117,919	105,983
Amortization of acquired intangibles	343,217	301,267
Amortization of capitalized contract costs	32,883	29,336
Share-based compensation expense	40,117	89,566
Provision for operating losses and credit losses	19,409	29,859
Noncash lease expense	15,397	15,810
Deferred income taxes	(111,886)	(160,040)
Equity in income of equity method investments, net of tax	(16,411)	(19,238)
Facilities exit charges	—	5,164
Loss on business disposition	—	244,833
Other, net	(5,619)	10,521
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	50,934	30,767
Settlement processing assets and obligations, net	(24,689)	248,710
Prepaid expenses and other assets	(120,774)	(119,479)
Accounts payable and other liabilities	(247,242)	(209,113)
Net cash provided by operating activities	416,317	599,526
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash and restricted cash acquired	(2,557)	(4,046,785)
Capital expenditures	(145,441)	(162,195)
Other, net	—	2,187
Net cash used in investing activities	(147,998)	(4,206,793)
Cash flows from financing activities:
Net borrowings from (repayments of) settlement lines of credit	133,228	(281,411)
Net borrowings from (repayments of) commercial paper notes	(1,093,043)	1,048,620
Proceeds from long-term debt	4,609,000	4,708,140
Repayments of long-term debt	(2,628,548)	(1,555,954)
Payments of debt issuance costs	(29,391)	(11,593)
Repurchases of common stock	(800,048)	(202,785)
Proceeds from stock issued under share-based compensation plans	11,031	6,103
Common stock repurchased - share-based compensation plans	(41,140)	(28,323)
Distributions to noncontrolling interests	(4,748)	(6,218)
Contributions from noncontrolling interests	89	—
Purchase of capped calls related to issuance of convertible notes	(256,250)	—
Dividends paid	(63,616)	(65,750)
Net cash provided by (used in) financing activities	(163,436)	3,610,829
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34,035)	18,584
Increase in cash, cash equivalents and restricted cash	70,848	22,146
Cash, cash equivalents and restricted cash, beginning of the period	2,256,875	2,215,606
Cash, cash equivalents and restricted cash, end of the period	$2,327,723	$2,237,752

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2023	260,383	$19,800,953	$3,457,182	$(258,925)	$22,999,210	$280,340	$23,279,550	$507,965
Net income			313,307		313,307	7,693	321,000	2,062
Other comprehensive loss				(38,513)	(38,513)	(15,001)	(53,514)	(8,086)
Stock issued under share-based compensation plans	1,132	11,031			11,031		11,031
Common stock repurchased - share-based compensation plans	(322)	(42,663)			(42,663)		(42,663)
Share-based compensation expense		40,117			40,117		40,117
Repurchases of common stock	(6,062)	(808,365)			(808,365)		(808,365)
Distributions to noncontrolling interests					—	(4,748)	(4,748)
Contributions from noncontrolling interests					—	89	89
Reclassification of redeemable noncontrolling interest to nonredeemable noncontrolling interest					—	358,872	358,872	(358,872)
Purchase of capped calls related to issuance of convertible notes, net of taxes of $61,573		(194,677)			(194,677)		(194,677)
Cash dividends declared ($0.25 per common share)			(63,616)		(63,616)		(63,616)
Balance at March 31, 2024	255,131	$18,806,396	$3,706,873	$(297,438)	$22,215,831	$627,245	$22,843,076	$143,069

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2022	263,082	$19,978,095	$2,731,380	$(405,969)	$22,303,506	$236,704	$22,540,210	$—
Net income (loss)			(11,041)		(11,041)	6,621	(4,420)
Other comprehensive income (loss)				(4,848)	(4,848)	6,374	1,526
Stock issued under share-based compensation plans	1,014	6,103			6,103		6,103
Common stock repurchased - share-based compensation plans	(266)	(30,189)			(30,189)		(30,189)
Share-based compensation expense		89,566			89,566		89,566
Redeemable noncontrolling interests acquired in a business combination					—		—	556,070
Issuance of share-based awards in connection with a business combination		2,484			2,484		2,484
Repurchases of common stock	(2,059)	(206,553)			(206,553)		(206,553)
Distributions to noncontrolling interest					—	(6,218)	(6,218)
Cash dividends declared ($0.25 per common share)			(65,750)		(65,750)		(65,750)
Balance at March 31, 2023	261,771	$19,839,506	$2,654,589	$(410,817)	$22,083,278	$243,481	$22,326,759	$556,070
See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation - We are a leading payments technology company delivering innovative software and services to our customers globally. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world. We operate in two reportable segments: Merchant Solutions and Issuer Solutions. As described in "Note 3—Business Disposition," during the second quarter of 2023, we completed the sale of the consumer portion of our Netspend business, which comprised our former Consumer Solutions segment. Our consolidated financial statements include the results of our former Consumer Solutions segment for periods prior to disposition. See "Note 15—Segment Information" for further information. Global Payments Inc. and its consolidated subsidiaries are referred to herein collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. Investments in entities that we do not control are accounted for using the equity or cost method, based on whether or not we have the ability to exercise significant influence over operating and financial policies. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amount of assets and liabilities. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

SEC Rule Changes - On March 6, 2024, the SEC adopted final rules that require disclosure of certain climate-related information, including disclosures relating to material climate-related risks, targets or goals, risk management and governance activities and greenhouse gas emissions. In addition, the rules require disclosure of certain climate-related financial metrics in the notes to the audited financial statements. The new disclosures are required on a prospective basis and a phased-in compliance period becomes effective for us beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. However, pending the resolution of legal challenges that were subsequently filed against these rules, in April 2024, the SEC stayed the effectiveness of the rules. Therefore, the enforceability of these rules or the timing of their effectiveness is uncertain.

Recently issued accounting pronouncements not yet adopted

ASU 2023-09 - In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvement to Income Tax Disclosures," which is intended to enhance the transparency and decision usefulness of income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating how the enhanced disclosure requirements of ASU 2023-09 will affect our presentation, and we will include the incremental disclosures upon the effective date.

ASU 2023-07 - In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, inclusion of all annual disclosures in interim periods and disclosure of the title and position of the chief operating decision maker. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are evaluating how the enhanced disclosure requirements of ASU 2023-07 will affect our presentation, and we will include the incremental disclosures upon the effective date.

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

We accounted for the EVO acquisition as a business combination, which generally requires that we recognize the assets acquired and liabilities assumed at fair value as of the acquisition date. The final estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, were as follows (in thousands):

Final Amounts at March 31, 2024

Cash and cash equivalents	$324,859
Accounts receivable	51,470
Settlement processing assets	134,712
Deferred income tax assets	1,734
Property and equipment	72,100
Identifiable intangible assets	1,478,995
Other assets	148,567
Accounts payable and accrued liabilities	(289,360)
Settlement lines of credit	(7,587)
Settlement processing obligations	(163,535)
Deferred income tax liabilities	(253,221)
Other liabilities	(61,207)
Total identifiable net assets	1,437,527
Redeemable noncontrolling interests	(471,119)
Goodwill	3,303,212
Total purchase consideration	$4,269,620

During the three months ended March 31, 2024, we made measurement-period adjustments that increased the amount of goodwill by $19.9 million, primarily related to deferred income taxes as a result of finalizing the evaluation of the differences in the bases of assets and liabilities for financial reporting and tax purposes. The effects of the measurement-period adjustments on our consolidated statement of income for the three months ended March 31, 2024 were not material.

Goodwill arising from the acquisition was included in the Merchant Solutions segment and was attributable to expected growth opportunities, potential synergies from combining the acquired business into our existing businesses and an assembled workforce. We expect that approximately $1.2 billion of the goodwill from this acquisition will be deductible for income tax purposes.

The following table reflects the estimated acquisition-date fair values of the identified intangible assets of EVO and their respective weighted-average estimated amortization periods:

	Estimated Fair Value	Weighted-Average Estimated Amortization Periods
	(in thousands)	(years)
Customer-related intangible assets	$916,000	11
Contract-based intangible assets	470,000	12
Acquired technologies	86,995	7
Trademarks and trade names	6,000	2
Total estimated identifiable intangible assets	$1,478,995	11

For the three months ended March 31, 2024, and during the period from the acquisition date through March 31, 2023, the acquired operations of EVO contributed less than 10% to our consolidated revenues and operating income, respectively. The historical revenue and earnings of EVO were not material for the purpose of presenting pro forma information. In addition, transaction costs associated with this business combination were not material.

NOTE 3—BUSINESS DISPOSITION

Consumer Business - On April 26, 2023, we completed the sale of the consumer portion of our Netspend business for approximately $1 billion, subject to certain closing adjustments. The consumer business comprised our former Consumer Solutions segment prior to disposition and had been presented as held for sale with certain adjustments to report the disposal group at fair value less costs to sell in our consolidated balance sheet since June 30, 2022. In connection with the sale, we provided $675 million of seller financing as described below. We recognized charges within net loss on business disposition in our consolidated statements of income of $244.8 million during the three months ended March 31, 2023 to reduce the disposal group to estimated fair value less costs to sell. The loss during the three months ended March 31, 2023 included the effects of incremental negotiated closing adjustments, changes in the estimated fair value of the seller financing and the effects of the final tax structure of the transaction.

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

In connection with the sale of our gaming business in April 2023, we also provided seller financing consisting of an unsecured promissory note due April 1, 2030 with an aggregate principal amount of $32 million bearing interest at a fixed annual rate of 11.0%.

We recognized interest income of $21.5 million on the notes during the three months ended March 31, 2024, as a component of interest and other income in the consolidated statements of income.

As of March 31, 2024 and December 31, 2023, there was an aggregate principal amount of $771.2 million and $753.5 million, respectively, outstanding on the notes, including PIK, and the notes are presented net of the allowance for credit losses of $15.2 million within notes receivable in our consolidated balance sheet. The estimated fair value of the notes receivable was $750.4 million and $735.6 million as of March 31, 2024 and December 31, 2023, respectively. The estimated fair value of notes receivable was based on a discounted cash flow approach and is considered to be a Level 3 measurement of the valuation hierarchy.

NOTE 4—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Merchant Solutions	Issuer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,522,732	$458,605	$(6,214)	$1,975,123
Europe	251,051	133,702	—	384,753
Asia Pacific	60,311	10,428	(10,428)	60,311
	$1,834,094	$602,735	$(16,642)	$2,420,187

	Three Months Ended March 31, 2023
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,365,894	$443,345	$143,709	$(17,321)	$1,935,627
Europe	176,098	117,104	—	—	293,202
Asia Pacific	63,618	10,458	—	(10,458)	63,618
	$1,605,610	$570,907	$143,709	$(27,779)	$2,292,447

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)

Relationship-led	$903,345	$795,680
Technology-enabled	930,749	809,930
	$1,834,094	$1,605,610

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606") requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three months ended March 31, 2024 and 2023, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of March 31, 2024 and December 31, 2023 was as follows:

	Balance Sheet Location	March 31, 2024	December 31, 2023

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$362,863	$360,684
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	$206,109	$197,355

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	$210,670	$229,686
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	$55,058	$54,246

Net contract assets were not material at March 31, 2024 or December 31, 2023. Revenue recognized for the three months ended March 31, 2024 and 2023 from contract liability balances at the beginning of each period was $92.3 million and $83.7 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 31, 2024. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

2024	$832,635
2025	961,551
2026	791,597
2027	608,447
2028	333,515
2029	157,722
2030 and thereafter	333,165
Total	$4,018,632

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2024 and December 31, 2023, goodwill and other intangible assets consisted of the following:

	March 31, 2024	December 31, 2023

	(in thousands)

Goodwill	$26,728,023	$26,743,523
Other intangible assets:
Customer-related intangible assets	$10,626,438	$10,653,036
Acquired technologies	3,001,611	3,005,576
Contract-based intangible assets	2,241,063	2,254,273
Trademarks and trade names	1,074,256	1,074,631
	16,943,368	16,987,516
Less accumulated amortization:
Customer-related intangible assets	4,055,254	3,866,686
Acquired technologies	2,129,982	2,047,330
Contract-based intangible assets	342,006	309,886
Trademarks and trade names	619,103	595,568
	7,146,345	6,819,470
	$9,797,023	$10,168,046

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the three months ended March 31, 2024:

	Merchant Solutions	Issuer Solutions	Total

	(in thousands)
Balance at December 31, 2023	$17,226,828	$9,516,695	$26,743,523
Effect of foreign currency translation	(31,534)	(3,893)	(35,427)
Measurement period adjustments	19,927	—	19,927
Balance at March 31, 2024	$17,215,221	$9,512,802	$26,728,023

Accumulated impairment losses for goodwill were $357.9 million as of March 31, 2024 and December 31, 2023.

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of March 31, 2024 and December 31, 2023, long-term debt consisted of the following:

	March 31, 2024	December 31, 2023

	(in thousands)

1.500% senior notes due November 15, 2024	$499,377	$499,143
2.650% senior notes due February 15, 2025	998,535	998,172
1.200% senior notes due March 1, 2026	1,096,327	1,095,848
4.800% senior notes due April 1, 2026	772,600	775,425
2.150% senior notes due January 15, 2027	746,509	746,196
4.950% senior notes due August 15, 2027	496,689	496,444
4.450% senior notes due June 1, 2028	468,308	469,406
3.200% senior notes due August 15, 2029	1,241,534	1,241,169
5.300% senior notes due August 15, 2029	496,237	496,063
2.900% senior notes due May 15, 2030	992,830	992,537
2.900% senior notes due November 15, 2031	743,604	743,394
5.400% senior notes due August 15, 2032	743,113	742,908
4.150% senior notes due August 15, 2049	740,947	740,860
5.950% senior notes due August 15, 2052	738,676	738,576
4.875% senior notes due March 17, 2031	854,652	873,747
1.000% convertible notes due August 15, 2029	1,455,560	1,453,493
1.500% convertible notes due March 1, 2031	1,967,242	—
Revolving credit facility	1,598,000	1,570,000
Commercial paper notes	274,954	1,371,639
Finance lease liabilities	20,965	24,525
Other borrowings	198,403	243,337
Total long-term debt	17,145,062	16,312,882
Less current portion	1,579,357	620,585
Long-term debt, excluding current portion	$15,565,705	$15,692,297

The carrying amounts of our senior notes and convertible notes in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At March 31, 2024, the unamortized discount on senior notes and convertible notes was $44.2 million, and unamortized debt issuance costs on senior notes and convertible notes were $107.4 million. At December 31, 2023, the unamortized discount on senior notes and convertible notes was $46.1 million and unamortized debt issuance costs on senior notes and convertible notes were $78.4 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At March 31, 2024 and December 31, 2023, unamortized debt issuance costs on the unsecured revolving credit facility were $17.2 million and $18.5 million, respectively.

At March 31, 2024, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year Ending December 31,

2024	$565,228
2025	1,049,065
2026	1,885,419
2027	3,157,893
2028	462,962
2029	3,250,128
2030 and thereafter	6,863,884
Total	$17,234,579

Convertible Notes

1.500% convertible notes due March 1, 2031

On February 23, 2024, we issued $2.0 billion in aggregate principal amount of 1.500% convertible unsecured senior notes due March 2031 through a private placement. The net proceeds from this offering were approximately $1.97 billion reflecting debt issuance costs of $33.5 million, which were capitalized and reflected as a reduction of the related carrying amount of the convertible notes in our consolidated balance sheet. Interest on the convertible notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024, to the holders of record on the preceding February 15 and August 15, respectively.

Prior to December 1, 2030, the notes are convertible at the option of the holders only under certain conditions, including: (i) if the last reported sale price of our common stock has been at least 130% of the conversion price for at least 20 trading days within the last 30 consecutive trading days of the immediately preceding calendar quarter; (ii) for a five business day period following a ten-day consecutive trading period where the trading price of the notes is less than 98% of the product of the last reported sale price of our common stock and the conversion rate; (iii) if we call any or all of the notes for redemption; or (iv) upon the occurrence of certain corporate events. On or after December 1, 2030, the notes are convertible at the option of the holders at any time until the second scheduled trading day prior to the maturity date. The conversion rate for the notes is initially 6.371 shares of common stock per $1,000 in principal amount of the notes (which is equal to an initial conversion price of approximately $156.96 per share), subject to customary adjustments upon the occurrence of certain events. Upon conversion, the principal amount of, and interest due on, the convertible notes are required to be settled in cash and any other amounts may be settled in shares, cash or a combination of shares and cash at our election.

We may not redeem the notes prior to March 6, 2028. On or after March 6, 2028, we have the option to redeem all or any portion of the notes for cash if the last reported sale price of our common stock has been at least 130% of the conversion price for at least 20 trading days within the last 30 consecutive trading day period at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. If certain corporate events that constitute a fundamental change (as defined in the indenture governing the notes) occur, any holder of the notes may require that we repurchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture governing the notes) occur, then the conversion rate will in certain circumstances be increased. The notes include customary covenants for notes of this type, as well as customary events of default, which may result in the acceleration of the maturity of the convertible notes.

In connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes and other financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon the conversion of the notes, or offset our cash obligation if the cash settlement option is elected, for amounts in excess of the principal amount of converted notes subject to a cap. The initial cap price of the capped call transactions is $228.90 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $256.3 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated balance sheet at March 31, 2024, net of applicable income taxes.

1.000% convertible notes due August 15, 2029

We have $1.5 billion in aggregate principal amount of 1.000% convertible notes due August 2029, which were issued during 2022 in a private placement pursuant to an investment agreement with Silver Lake Partners. Interest on the convertible notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023, to the holders of record on the preceding February 1 and August 1, respectively. The convertible notes mature on August 15, 2029, subject to earlier conversion or repurchase. The notes, which are currently convertible, are presented within long-term debt in our consolidated balance sheet based on our intent and ability to refinance on a long-term basis should a conversion event occur.

Revolving Credit Facility

Our revolving credit agreement provides for an unsubordinated unsecured $5.75 billion revolving credit facility that matures in August 2027. As of March 31, 2024, there were borrowings of $1,598.0 million outstanding under the revolving credit facility with an interest rate of 6.80%, and the total available commitments under the revolving credit facility were $3.4 billion.

Commercial Paper

We have a $2.0 billion commercial paper program under which we may issue senior unsecured commercial paper notes with maturities of up to 397 days from the date of issue. Commercial paper notes are expected to be issued at a discount from par, or they may bear interest, each at commercial paper market rates dictated by market conditions at the time of their issuance. The proceeds from issuances of commercial paper notes will be used primarily for general corporate purposes but may also be used for acquisitions, to pay dividends, for debt refinancing or for other purposes.

As of March 31, 2024, we had net borrowings under our commercial paper program of $275.0 million outstanding, presented within long-term debt in our consolidated balance sheet based on our intent and ability to continually refinance on a long-term basis, with a weighted average annual interest rate of 6.01%. The commercial program is backstopped by our revolving credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. As such, we could draw on the revolving credit facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

Fair Value of Long-Term Debt

As of March 31, 2024, our senior notes had a total carrying amount of $11.6 billion and an estimated fair value of $11.0 billion. As of March 31, 2024, our 1.500% convertible notes due March 1, 2031 had a total carrying amount of $2.0 billion and an estimated fair value of $2.1 billion. The estimated fair values were based on quoted market prices in active markets and are considered to be Level 1 measurements of the valuation hierarchy.

As of March 31, 2024, our 1.000% convertible notes due August 15, 2029 had a total carrying amount of $1.5 billion and an estimated fair value of $1.7 billion. The estimated fair value of our convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the valuation hierarchy.

The fair value of other long-term debt approximated its carrying amount at March 31, 2024.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. The required leverage ratio was increased to 4.50 to 1.00 as a result of the acquisition of EVO and will gradually step-down over eight quarters to the original required ratio of 3.75 to 1.00. As of March 31, 2024, the required leverage ratio was 4.25 to 1.00, and the required interest coverage ratio was 3.00 to 1.00. We were in compliance with all applicable covenants as of March 31, 2024.

Interest Expense

Interest expense was $160.8 million and $119.0 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 7—DERIVATIVES AND HEDGING INSTRUMENTS

Net Investment Hedge

We have designated our aggregate €800 million Euro-denominated 4.875% senior notes due March 2031 as a hedge of our net investment in our Euro-denominated operations. The purpose of the net investment hedge is to reduce the volatility of our net investment in our Euro-denominated operations due to changes in foreign currency exchange rates.

Investments in foreign operations with functional currencies other than the reporting currency are subject to foreign currency risk as the assets and liabilities of these subsidiaries are translated into the reporting currency at the period-end rate of exchange with the resulting foreign currency translation adjustment presented as a component of other comprehensive income and included in accumulated comprehensive income within equity in our consolidated balance sheets. Under net investment hedge accounting, the foreign currency remeasurement gains and losses associated with our Euro-denominated senior notes are presented within the same components of other comprehensive income and accumulated comprehensive income, partially offsetting the foreign currency translation adjustment for our foreign subsidiaries.

We recognized a loss of $7.1 million and $18.2 million within foreign currency translation adjustments in other comprehensive income in our consolidated statements of comprehensive income during the three months ended March 31, 2024 and 2023, respectively.

Interest Rate Swaps

We have interest rate swap agreements with financial institutions to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. In the first quarter of 2023, we entered into new interest rate swap agreements with an aggregate notional amount of $1.5 billion to convert eligible borrowings under our revolving credit facility from a floating term Secured Overnight Financing Rate to a fixed rate. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreements as cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recognized as components of other comprehensive income. The fair values of our interest rate swaps are determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments are classified within Level 2 of the valuation hierarchy.

The table below presents information about our interest rate swaps, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at March 31, 2024	Range of Maturity Dates at March 31, 2024	March 31, 2024	December 31, 2023

				(in thousands)

Interest rate swaps (Notional of $1.5 billion at March 31, 2024)	Other noncurrent liabilities	4.26%	April 17, 2027 - August 17, 2027	$3,258	$28,187

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive income (loss)	$29,116	$(48,051)
Net unrealized gains (losses) reclassified out of other comprehensive income (loss) to interest expense	$2,662	$(1,386)

As of March 31, 2024, the amount of net unrealized gains in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $5.9 million.

NOTE 8—INCOME TAX

For the three months ended March 31, 2024, our effective income tax rate of 5.9% differed favorably from the U.S. statutory rate primarily as a result of a change in the assessment of the need for a valuation allowance related to certain foreign tax credit carryforwards, foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction.

For the three months ended March 31, 2023, we reported a tax benefit in excess of the U.S. statutory tax rate. The tax benefit included the favorable effect of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction. In addition, the tax benefit on the loss on business disposition was tax effected at the applicable tax rate, whereas the earnings other than this discrete item were tax effected at the lower estimated annual effective tax rate.

NOTE 9—REDEEMABLE NONCONTROLLING INTERESTS

The portions of equity in our consolidated subsidiaries in Greece and Chile that are not attributable, directly or indirectly, to us, are redeemable upon the occurrence of an event that is not solely within our control.

We own 51% of our subsidiary in Greece and 50.1% of our subsidiary in Chile. Under the shareholder agreements, the minority shareholders have the option to compel us to purchase their shares at a price per share based on the fair value of the shares, or under certain circumstances for our subsidiary in Greece, at a price determined by calculations stipulated in the shareholder agreement. The options have no expiration date.

Because the exercise of each of these redemption options is not solely within our control, the redeemable noncontrolling interests are presented in the mezzanine section between total liabilities and shareholders’ equity, as temporary equity, in our consolidated balance sheet as of March 31, 2024. The redeemable noncontrolling interest for each subsidiary is reflected at the higher of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of comprehensive income (loss), capital contributions and distributions or (ii) the redemption price.

The option held by the minority shareholder in Greece, which is redeemable at a price other than fair value, is considered probable of becoming redeemable on December 8, 2025. In determining the measurement method of redemption price, we have elected to accrete changes in the redemption price over the period from the date of issuance to the earliest redemption date of the instrument using the effective interest method, applied prospectively. We have also elected to recognize the entire amount of any redemption price adjustments in net income attributable to noncontrolling interests in our consolidated statements of income.

In addition, we own 66% of our subsidiary in Poland. The redemption option held by the minority shareholder in Poland expired on January 1, 2024, and the redeemable noncontrolling interest was reclassified to nonredeemable noncontrolling interest in the consolidated balance sheet as of January 1, 2024.

NOTE 10—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended March 31, 2024 and 2023, we repurchased and retired 6,061,999 and 2,058,902 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $808.4 million and $206.6 million, or $133.35 and $100.33 per share, respectively. The share repurchase activity for the three months ended March 31, 2024 included the repurchase of 1,414,759 shares using a portion of the net proceeds from our offering of 1.500% convertible unsecured senior notes due March 2031 through privately negotiated transactions with purchasers of notes in the offering, or one of their respective affiliates. The purchase price per share of the common stock repurchased in such transactions equaled the closing price of the common stock on February 20, 2024, which was $130.80 per share. As of March 31, 2024, the remaining amount available under our share repurchase program was $1,471.9 million.

On April 25, 2024, our board of directors declared a dividend of $0.25 per share payable on June 28, 2024 to common shareholders of record as of June 14, 2024.

NOTE 11—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)

Share-based compensation expense	$40,117	$89,566
Income tax benefit	$9,366	$9,417

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the three months ended March 31, 2024:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2023	2,481	$131.41
Granted	1,168	130.71
Vested	(917)	142.99
Forfeited	(49)	117.42
Unvested at March 31, 2024	2,683	$127.64

The total fair value of restricted stock and performance awards vested during the three months ended March 31, 2024 and March 31, 2023 was $131.1 million and $126.5 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $35.6 million and $75.2 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $262.6 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.2 years.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2024:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2023	921	$99.54	5.0	$32.1
Granted	154	130.09
Forfeited	(1)	76.91
Exercised	(169)	51.89
Outstanding at March 31, 2024	905	$113.67	5.7	$23.8

Options vested and exercisable at March 31, 2024	616	$111.85	4.0	$19.1

We recognized compensation expense for stock options of $2.8 million and $12.7 million during the three months ended March 31, 2024 and 2023, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 was $13.6 million. As of March 31, 2024, we had $11.2 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.3 years.

The weighted-average grant-date fair value of stock options granted, including replacement awards granted in connection with the EVO acquisition, during the three months ended March 31, 2024 and 2023 was $54.42 and $47.08, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2024	March 31, 2023

Risk-free interest rate	4.16%	3.86%
Expected volatility	45%	45%
Dividend yield	0.90%	0.81%
Expected term (years)	5	5

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

NOTE 12—EARNINGS PER SHARE

Basic earnings per share ("EPS") was computed by dividing net income (loss) attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as reported net income (loss) attributable to Global Payments for all periods presented.

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the three months ended March 31, 2024 excluded approximately 0.1 million shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. Due to a net loss for the three months ended March 31, 2023, no incremental shares were included in the computation of diluted earnings per share because the effect would be antidilutive. Approximately 1.2 million shares related to stock options and share-based awards were therefore excluded from the dilutive share base for the three months ended March 31, 2023.

The effect of the potential shares needed to settle the conversion spread on our convertible notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the three months ended March 31, 2024, the convertible notes were not included in the computation of diluted EPS as the effect would have been anti-dilutive. Further, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)

Basic weighted-average number of shares outstanding	256,926	263,115
Plus: Dilutive effect of stock options and other share-based awards	662	—
Diluted weighted-average number of shares outstanding	257,588	263,115

NOTE 13—SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. As of March 31, 2024, approximately 75% of our total balance of cash and cash equivalents was held within a small group of financial institutions, primarily large money center banks. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any losses associated with our balances in such accounts for the three months ended March 31, 2024 and 2023.

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

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

	March 31, 2024	December 31, 2023

	(in thousands)
Cash and cash equivalents	$2,167,616	$2,088,887
Restricted cash	159,414	167,190
Cash included in assets held for sale	693	798
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$2,327,723	$2,256,875

Long-lived assets

During the three months ended March 31, 2023, we entered into a new agreement to acquire software, of which $48.0 million was financed utilizing a five-year vendor financing arrangement.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three months ended March 31, 2024 and 2023:

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2023	$(215,540)	$(40,859)	$(2,526)	$(258,925)
Other comprehensive income (loss)	(58,579)	20,066	—	(38,513)
Balance at March 31, 2024	$(274,119)	$(20,793)	$(2,526)	$(297,438)

Balance at December 31, 2022	$(380,584)	$(22,420)	$(2,965)	$(405,969)
Other comprehensive income (loss)	30,889	(35,715)	—	(4,848)
Balance at March 31, 2023	$(349,695)	$(58,135)	$(2,965)	$(410,817)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $(23.1) million and $6.4 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 15—SEGMENT INFORMATION

We operate in two reportable segments: Merchant Solutions and Issuer Solutions. As described in "Note 3 - Business Disposition," during the second quarter of 2023, we completed the sale of the consumer portion of our Netspend business, which comprised our former Consumer Solutions segment. Our former Consumer Solutions segment is presented below for periods prior to disposition.

We evaluate performance and allocate resources based on the operating income of each operating segment. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and share-based compensation costs are included in Corporate. Impairment of goodwill and gains or losses on business dispositions are not included in determining segment operating income. Interest and other income, interest and other expense, income tax expense and equity in income of equity method investments are not allocated to the individual segments. We do not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2023 and our summary of significant accounting policies in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization were as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)

Revenues(1):
Merchant Solutions	$1,834,094	$1,605,610
Issuer Solutions	602,735	570,907
Consumer Solutions	—	143,709
Intersegment eliminations	(16,642)	(27,779)
Consolidated revenues	$2,420,187	$2,292,447

Operating income (loss)(1):
Merchant Solutions	$580,438	$507,210
Issuer Solutions	106,097	82,810
Consumer Solutions	—	(5,798)
Corporate	(234,283)	(282,654)
Loss on business disposition	—	(244,833)
Consolidated operating income	$452,252	$56,735

Depreciation and amortization(1):
Merchant Solutions	$292,333	$241,573
Issuer Solutions	163,974	160,853
Corporate	4,829	4,912
Consolidated depreciation and amortization	$461,136	$407,338

(1) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. See “Note 2—Acquisition” and “Note 3—Business Disposition” for further discussion.

During the three months ended March 31, 2024 and 2023, operating income included acquisition and integration expenses of $78.9 million and $101.8 million, respectively, which were primarily included within Corporate expenses.

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

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements.

Executive Overview

We are a leading payments technology company delivering innovative software and services to our customers globally. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world.

We have grown organically, as well as through acquisitions, and continue to invest in new technology solutions, infrastructure to support our growing business and the ongoing consolidation and enhancement of our operating platforms. These investments include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers, along with migration of certain underlying technology platforms to cloud environments to enhance performance, improve speed to market and drive cost efficiencies. We also continue to execute on integration and other activities, such as combining business operations, streamlining technology infrastructure, eliminating duplicative corporate and operational support structures and realizing scale efficiencies.

Highlights related to our financial condition at March 31, 2024, and results of operations for the three months then ended, include the following:

•Consolidated revenues for the three months ended March 31, 2024 increased to $2,420.2 million compared to $2,292.4 million for the prior year. The increase in consolidated revenues was primarily due to an increase in transaction volumes, including from the EVO business acquired in March 2023, partially offset by the effects on revenue of the businesses divested in April 2023.

•Merchant Solutions and Issuer Solutions segment operating income and operating margin for the three months ended March 31, 2024 increased compared to the prior year primarily due to the favorable effect of increases in revenues, since certain fixed costs do not vary with revenues, and continued expense management.

•Consolidated operating income for the three months ended March 31, 2024 included the favorable effects of the increase in revenues as compared to the prior year, lower corporate expenses and the effects of the business divestitures completed in April 2023, partially offset by an increase in amortization of acquired intangibles, primarily related to the acquisition of EVO. Consolidated operating income for the three months ended March 31, 2023 included the unfavorable effect of the loss on business disposition related to the sale of our consumer business.

•On February 23, 2024, we issued $2.0 billion in aggregate principal amount of 1.500% convertible unsecured senior notes due March 2031 through a private placement. In connection with the issuance of the notes, we entered into privately negotiated capped call transactions to hedge the potential dilutive effect upon conversion of the notes, or offset our cash obligation if the cash settlement option were to be elected, for amounts in excess of the principal amount of converted notes up to a cap price.

Risks Related to Macroeconomic Effects and Other Global Conditions

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

We have sought to reduce our interest rate risk through the issuance of fixed rate debt in place of variable rate debt, including the effect of interest rate swap hedging arrangements to convert a significant portion of the eligible variable rate borrowings under our revolving credit facility to a fixed rate. However, inflationary pressure or interest rate fluctuations could adversely affect our business and financial performance as a result of higher costs and/or lower consumer spending. In addition, continued inflation or a rise in interest rates could have an adverse effect on our future financial results and the recoverability of assets. However, as the future magnitude, duration and effects of these conditions are difficult to predict at this time, we are unable to predict the extent of the potential effect on our financial results.

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

Our financial condition and results of operations may be adversely affected by a downturn in macroeconomic conditions. When adverse macroeconomic conditions arise, we evaluate where we may be able to implement cost-saving measures, including those related to headcount and discretionary expenses.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results, see the section entitled “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent filings we make with the SEC.

Results of Operations

We operate in two reportable segments: Merchant Solutions and Issuer Solutions. As described in “Note 3 – Business Disposition” in the notes to the accompanying unaudited consolidated financial statements, during the second quarter of 2023, we completed the sale of the consumer portion of our Netspend business, which comprised our former Consumer Solutions segment. Our former Consumer Solutions segment is presented below for periods prior to disposition. For further information about our reportable segments, see “Item 1. Business—Business Segments” within our Annual Report on Form 10-K for the year ended December 31, 2023, incorporated herein by reference, and “Note 15—Segment Information” in the notes to the accompanying unaudited consolidated financial statements.

The following table sets forth key selected financial data for the three months ended March 31, 2024 and 2023, this data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the three months ended March 31, 2024 and 2023 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 — Financial Statements.

	Three Months Ended March 31, 2024	% of Revenues(1)	Three Months Ended March 31, 2023	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$1,834,094	75.8%	$1,605,610	70.0%	$228,484	14.2%
Issuer Solutions	602,735	24.9%	570,907	24.9%	31,828	5.6%
Consumer Solutions	—	—%	143,709	6.3%	(143,709)	NM
Intersegment eliminations	(16,642)	(0.7)%	(27,779)	(1.2)%	11,137	(40.1)%
Consolidated revenues	$2,420,187	100.0%	$2,292,447	100.0%	$127,740	5.6%

Consolidated operating expenses(2):
Cost of service	$922,390	38.1%	$947,753	41.3%	$(25,363)	(2.7)%
Selling, general and administrative	1,045,545	43.2%	1,043,126	45.5%	2,419	0.2%
Loss on business disposition	—	—%	244,833	10.7%	(244,833)	NM
Operating expenses	$1,967,935	81.3%	$2,235,712	97.5%	$(267,777)	(12.0)%

Operating income (loss)(2):
Merchant Solutions	$580,438	24.0%	$507,210	22.1%	$73,228	14.4%
Issuer Solutions	106,097	4.4%	82,810	3.6%	23,287	28.1%
Consumer Solutions	—	—%	(5,798)	(0.3)%	5,798	NM
Corporate	(234,283)	(9.7)%	(282,654)	(12.3)%	48,371	(17.1)%
Loss on business disposition	—	—%	(244,833)	(10.7)%	244,833	NM
Operating income	$452,252	18.7%	$56,735	2.5%	$395,517	697.1%

Operating margin(2):
Merchant Solutions	31.6%		31.6%		—%
Issuer Solutions	17.6%		14.5%		3.1%
Consumer Solutions	NM		(4.0)%		NM

NM = Not meaningful

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, consolidated operating expenses, operating income and operating margin reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. See “Note 2—Acquisition” and “Note 3—Business Disposition” for further discussion.

Operating income included acquisition and integration expenses of $78.9 million and $101.8 million for the three months ended March 31, 2024 and 2023, respectively, which were primarily included within Corporate expenses.

Revenues

Consolidated revenues for the three months ended March 31, 2024 increased by 5.6% to $2,420.2 million, compared to $2,292.4 million for the prior year. The increase in revenues was primarily due to an increase in transaction volumes, including from the EVO business acquired in March 2023, partially offset by the effects on revenue of the businesses divested in April 2023.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the three months ended March 31, 2024 increased by 14.2% to $1,834.1 million, compared to $1,605.6 million for the prior year. The increase in revenues was primarily due to an increase in transaction volumes, including from the EVO business, and growth in subscription and software revenue.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the three months ended March 31, 2024 increased by 5.6% to $602.7 million, compared to $570.9 million for the prior year. The increase in revenues was primarily due to an increase in transaction volumes.

Operating Expenses

Cost of Service. Cost of service for the three months ended March 31, 2024 was $922.4 million, compared to $947.8 million for the prior year. Cost of service as a percentage of revenues decreased to 38.1% for the three months ended March 31, 2024, compared to 41.3% for the prior year. The decrease in cost of service was primarily due to continued prudent expense management and the elimination of costs related to the businesses divested in 2023. These favorable effects were partially offset by the inclusion of costs for the EVO business, including the related amortization of acquired intangibles. Cost of service included amortization of acquired intangibles of $343.2 million and $301.3 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in cost of service as a percentage of revenues also reflects the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2024 were $1,045.5 million, compared to $1,043.1 million for the prior year. Selling, general and administrative expenses as a percentage of revenues was 43.2% for the three months ended March 31, 2024, compared to 45.5% for the prior year. Higher variable selling and other costs related to the increase in revenues and the inclusion of costs for the EVO business were offset by the elimination of costs related to the businesses divested in 2023, lower acquisition and integration expenses and a decrease in share-based compensation expense. The change in selling, general and administrative expenses as a percentage of revenues also reflects the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues.

Selling, general and administrative expenses included acquisition and integration expenses of $78.9 million and $101.4 million for the three months ended March 31, 2024 and 2023, respectively. Share-based compensation expense was $40.1 million and $89.6 million for the three months ended March 31, 2024 and 2023, respectively.

Corporate. Corporate expenses for the three months ended March 31, 2024 were $234.3 million, compared to $282.7 million for the prior year. The decrease for the three months ended March 31, 2024 was primarily due to the decrease in acquisition and integration and share-based compensation expenses as described above.

Operating Income and Operating Margin

Consolidated operating income for the three months ended March 31, 2024 was $452.3 million, compared to $56.7 million for the prior year. Operating margin for the three months ended March 31, 2024 was 18.7%, compared to 2.5% for the prior year. Consolidated operating income and operating margin for the three months ended March 31, 2024 compared to the prior year included the favorable effects of the increase in revenues, since certain fixed costs do not vary with revenues, prudent expense management and lower acquisition and integration and share-based compensation expenses as described above. These effects were partially offset by higher amortization of acquired intangibles as described above.

Consolidated operating income and operating margin for the three months ended March 31, 2023 included the effects of the $244.8 million loss on business disposition related to the sale of our consumer business.

Segment Operating Income and Operating Margin

In our Merchant Solutions segment, operating income for the three months ended March 31, 2024 increased compared to the prior year primarily due to the favorable effects of the increase in revenues, since certain fixed costs do not vary with revenues, and continued expense management. These favorable effects were partially offset by incremental expenses related to continued investment in products, innovation and our technology environments. In addition, the inclusion of the EVO business had an unfavorable effect on the Merchant Solutions operating margin for the three months ended March 31, 2024 as compared to the prior year.

In our Issuer Solutions segment, operating income and operating margin for the three months ended March 31, 2024 increased compared to the prior year primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued expense management.

Other Income/Expense, Net

Interest and other income for the three months ended March 31, 2024 increased to $35.9 million, compared to $11.2 million for the prior year, primarily due to interest income associated with the seller financing notes that were issued in connection with the sale of our consumer business in the second quarter of 2023.

Interest and other expense for the three months ended March 31, 2024 increased to $162.1 million, compared to $122.9 million for the prior year, primarily due to an increase in our average outstanding borrowings along with higher average interest rates on outstanding borrowings.

Income Tax Expense (Benefit)

For the three months ended March 31, 2024, our effective income tax rate of 5.9% included the favorable effects of a change in the assessment of the need for a valuation allowance related to certain foreign tax credit carryforwards, foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction.

For the three months ended March 31, 2023, we reported a tax benefit of 57.0%. The tax rate for the three months ended March 31, 2023 included the favorable effects of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction. In addition, during the three months ended March 31, 2023, we recognized a tax benefit on the loss on business disposition at the applicable tax rate, whereas the earnings other than this discrete item were tax effected at the lower estimated annual effective tax rate.

In December 2022, the EU Member States formally adopted the Pillar Two Directive, which generally provides for a global minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. We do not expect the Pillar Two Directive to have any significant effect on our financial statements.

Net Income (loss) Attributable to Global Payments

Net income attributable to Global Payments was $313.3 million for the three months ended March 31, 2024 compared to net loss of $11.0 million for the prior year, reflecting the changes noted above.

Diluted Earnings (Loss) per Share

Diluted earnings per share was $1.22 for the three months ended March 31, 2024 compared to diluted loss per share of $0.04 for the prior year. Diluted earnings per share for the three months ended March 31, 2024 reflects the changes in net income.

Liquidity and Capital Resources

We have numerous sources of capital, including cash on hand and cash flows generated from operations as well as various sources of financing. In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows and borrowings, including the capacity under our revolving credit facility.

Our capital allocation priorities are to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, to pay principal and interest on our outstanding debt and to repurchase shares of our common stock. Our significant contractual cash requirements also include ongoing payments for lease liabilities and contractual obligations related to service arrangements with suppliers for fixed or minimum amounts, which primarily relate to software, technology infrastructure and related services. Commitments under our borrowing arrangements are further described in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." For additional information regarding our other cash commitments and contractual obligations, see "Note 7—Leases" and “Note 19—Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while optimizing our cost of capital and financial position. To supplement cash from operating activities, we use a combination of bank financing, such as borrowings under our credit facilities, commercial paper program and senior note issuances, for general corporate purposes and to fund acquisitions. Our commercial paper program provides a cost effective means of addressing our short-term liquidity needs and is backstopped by our revolving credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. Finally, specialized lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card networks.

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

At March 31, 2024, we had cash and cash equivalents totaling $2,167.6 million. Of this amount, we considered $763.6 million to be available for general purposes, of which $63.6 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $763.6 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $159.4 million as of March 31, 2024, representing amounts deposited by customers for prepaid card transactions and funds held as a liquidity reserve. These balances are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $416.3 million and $599.5 million for the three months ended March 31, 2024 and 2023, respectively, which reflect net income adjusted for noncash items, including depreciation, amortization and the provision for credit losses, charges associated with the net loss on business disposition and facility exit charges, and changes in operating assets and liabilities. The decrease in cash flows from operating activities from the prior year was due to fluctuations in operating results and related assets and liabilities that are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations and accounts payable and other liability balances.

We used net cash in investing activities of $148.0 million and $4,206.8 million during the three months ended March 31, 2024 and 2023, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions, net of cash and restricted cash acquired, and capital expenditures. During the three months ended March 31, 2024 and 2023, we used cash of $2.6 million and $4,046.8 million, respectively, for acquisitions. We made capital expenditures of $145.4 million and $162.2 million during the three months ended March 31, 2024 and 2023, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make significant capital investments in the business, and we anticipate capital expenditures to grow at a similar rate as our revenue growth during the year ending December 31, 2024.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. We used net cash in financing activities of $163.4 million during the three months ended March 31, 2024, and financing activities provided net cash of $3,610.8 million during the three months ended March 31, 2023.

Proceeds from long-term debt were $4,609.0 million and $4,708.1 million for the three months ended March 31, 2024 and 2023, respectively. Repayments of long-term debt were $2,628.5 million and $1,556.0 million for the three months ended March 31, 2024 and 2023, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our revolving credit facility, as well as scheduled principal repayments we make on our senior notes, finance leases and other vendor financing arrangements. During the three months ended March 31, 2024 and 2023, we had net repayments of $1,093.0 million and net borrowings of $1,048.6 million, respectively, under our commercial paper program. Furthermore, in connection with the issuance of convertible notes in February 2024, we paid $256.3 million to purchase privately negotiated capped call transactions to hedge the potential dilutive effect upon conversion of the notes, or offset our cash obligation if the cash settlement option were to be elected. See section "Long-Term Debt and Lines of Credit" below for further discussion of our recent debt transactions.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the three months ended March 31, 2024 and 2023, we had net borrowings of $133.2 million and net repayments of $281.4 million, respectively, under our settlement lines of credit.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the three months ended March 31, 2024 and 2023, we used $800.0 million and $202.8 million, respectively, to repurchase shares of our common stock. The share repurchase activity for the three months ended March 31, 2024 included the repurchase of 1,414,759 shares using a portion of the net proceeds from our offering of 1.500% convertible unsecured senior notes due March 2031 through privately negotiated transactions with purchasers of notes in the offering, or one of their respective affiliates. The purchase price per share of the common stock repurchased in such transactions equaled the closing price of the common stock on February 20, 2024, which was $130.80 per share. As of March 31, 2024, the remaining amount available under our share repurchase program was $1,471.9 million.

We paid dividends to our common shareholders in the amounts of $63.6 million and $65.8 million during the three months ended March 31, 2024 and 2023, respectively. We made distributions to noncontrolling interests in the amount of $4.7 million and $6.2 million during the three months ended March 31, 2024 and 2023, respectively.

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

Convertible Notes

On February 23, 2024, we issued $2.0 billion in aggregate principal amount of 1.500% convertible unsecured senior notes due March 2031 through a private placement. The net proceeds from this offering were approximately $1.97 billion reflecting debt issuance costs of $33.5 million, which were capitalized and reflected as a reduction of the related carrying amount of the convertible notes in our consolidated balance sheet. Interest on the convertible notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024, to the holders of record on the preceding February 15 and August 15, respectively.

Prior to December 1, 2030, the notes are convertible at the option of the holders only under certain conditions, including: (i) if the last reported sale price of our common stock has been at least 130% of the conversion price for at least 20 trading days within the last 30 consecutive trading days of the immediately preceding calendar quarter; (ii) for a five business day period following a ten-day consecutive trading period where the trading price of the notes is less than 98% of the product of the last reported sale price of our common stock and the conversion rate; (iii) if we call any or all of the notes for redemption; or (iv) upon the occurrence of certain corporate events. On or after December 1, 2030, the notes are convertible at the option of the holders at any time until the second scheduled trading day prior to the maturity date. The conversion rate for the notes is initially 6.371 shares of common stock per $1,000 in principal amount of the notes (which is equal to an initial conversion price of approximately $156.96 per share), subject to customary adjustments upon the occurrence of certain events. Upon conversion, the principal amount of, and interest due on, the convertible notes are required to be settled in cash and any other amounts may be settled in shares, cash or a combination of shares and cash at our election.

We may not redeem the notes prior to March 6, 2028. On or after March 6, 2028, we have the option to redeem all or any portion of the notes for cash if the last reported sale price of our common stock has been at least 130% of the conversion price for at least 20 trading days within the last 30 consecutive trading day period at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. If certain corporate events that constitute a fundamental change (as defined in the indenture governing the notes) occur, any holder of the notes may require that we repurchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the indenture governing the notes) occur, then the conversion rate will in certain circumstances be increased. The notes include customary covenants for notes of this type, as well as customary events of default, which may result in the acceleration of the maturity of the convertible notes.

In connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes and other financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon the conversion of the notes, or offset our cash obligation if the cash settlement option is elected, for amounts in excess of the principal amount of converted notes subject to a cap. The initial cap price of the capped call transactions is $228.90 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $256.3 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated balance sheet at March 31, 2024 net of applicable income taxes.

We also have $1.5 billion in aggregate principal amount of 1.000% convertible notes due August 2029, which were issued during 2022 in a private placement pursuant to an investment agreement with Silver Lake Partners. Interest on the convertible notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023, to the holders of record on the preceding February 1 and August 1, respectively. The convertible notes mature on August 15, 2029, subject to earlier conversion or repurchase. The notes, which are currently convertible, are presented within long-term debt in our consolidated balance sheet based on our intent and ability to refinance on a long-term basis should a conversion event occur.

Revolving Credit Facility

Our revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents, provides for an unsubordinated unsecured $5.75 billion revolving credit facility that matures in August 2027.

We may issue standby letters of credit of up to $250.0 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of March 31, 2024, there were borrowings of $1,598.0 million outstanding under the revolving credit facility, and the total available commitments under the revolving credit facility were $3.4 billion.

Commercial Paper

We have a $2.0 billion commercial paper program under which we may issue senior unsecured commercial paper notes with maturities of up to 397 days from the date of issue. The program is backstopped by our revolving credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. As such, we could draw on the revolving credit facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

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

As of March 31, 2024, we had net borrowings under our commercial paper program of $275.0 million outstanding with a weighted average annual interest rate of 6.01%.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. The required leverage ratio was increased to 4.50 to 1.00 as a result of the acquisition of EVO, and will gradually step-down over eight quarters to the original required ratio of 3.75 to 1.00. As of March 31, 2024, the required leverage ratio was 4.25 to 1.00, and the required interest coverage ratio was 3.00 to 1.00. We were in compliance with all applicable covenants as of March 31, 2024.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of March 31, 2024, a total of $82.5 million of cash on deposit was used to determine the available credit.

As of March 31, 2024, we had $1,095.9 million outstanding under these lines of credit with additional capacity to fund settlement of $1,294.1 million. During the three months ended March 31, 2024, the maximum and average outstanding balances under these lines of credit were $1,197.1 million and $504.4 million, respectively. The weighted-average interest rate on these borrowings was 5.91% at March 31, 2024.

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

Forward-Looking Statements

Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; statements we make regarding guidance and projected financial results for the year 2024; the effects of general economic conditions on our business; statements about the benefits of our acquisitions or divestitures, including future financial and operating results and the completion and expected timing of our acquisitions or completion of anticipated benefits or strategic initiatives; our success and timing in developing and introducing new services and expanding our business; and other statements regarding our future financial performance and the company's plans, objectives, expectations and intentions. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, and other results of operations could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include, among others, the effects of global economic, political, market, health and social events or other conditions; foreign currency exchange, inflation and rising interest rate risks; difficulties, delays and higher than anticipated costs related to integrating the businesses of acquired companies, including with respect to implementing controls to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; the effect of a security breach or operational failure on our business; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain, develop and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness; our ability to meet environmental, social and governance targets, goals and commitments; the potential effects of climate change, including natural disasters; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards on us or our partners and customers, including privacy and cybersecurity laws and regulations; and other events beyond our control, and other factors presented in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent filings we make with the SEC, which we advise you to review.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A—RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended March 31, 2024 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share, excluding commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
January 1-31, 2024	2,736,922	$130.58	2,733,535	$—
February 1-29, 2024	3,630,207	133.05	3,328,464	—
March 1-31, 2024	17,248	130.93	—	—
Total	6,384,377	$133.29	6,061,999	$1,471.9

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended March 31, 2024, pursuant to our employee incentive plans, we withheld 322,378 shares at an average price per share of $132.34 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of March 31, 2024, the remaining amount available under our share repurchase program was $1,471.9 million. The authorization by our board of directors does not expire but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 5—OTHER INFORMATION

(c) Director and Officer Trading Plans and Arrangements

During the quarter ended March 31, 2024, none of our directors or officers notified us that they adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

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
4.1
Indenture, dated as of February 23, 2024, between Global Payments Inc. and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Global Payments Inc.’s Current Report on Form 8-K filed on February 23, 2024.

4.2	Form of Global Note representing the Notes (included in Exhibit 4.1).
4.3	Form of 4.450% Senior Note due 2028, incorporated by reference to Exhibit 4.2 to Total System Services Inc.’s Current Report on Form 8-K filed on May 11, 2018.
10.1*	Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2024).
10.2*	Form of Restricted Stock Award Certificate pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (1 year vest; calendar 2024).
10.3*	Form of Performance Unit Award Certificate pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2024).
10.4*	Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2024).
10.5	Form of Capped Call Confirmation, incorporated by reference to Exhibit 10.1 to Global Payments Inc.'s Current Report on Form 8-K filed on February 23, 2024.
10.6*+	Employment Agreement dated January 1, 2024 between Global Payments, Inc. and Shannon Johnston
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; (vi) the Notes to Unaudited Consolidated Financial Statements; and (vii) the information included in Part II, Item 5(c). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

*	Filed herewith.
†	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: May 1, 2024	/s/ Joshua J. Whipple
Joshua J. Whipple
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)