Form 10-Q
period 2024-06-30
GLOBAL PAYMENTS INC
filed 2024-08-07
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
The number of shares of the issuer’s common stock, no par value, outstanding as of August 1, 2024 was 254,436,966.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended June 30, 2024

PART I - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	June 30, 2024	June 30, 2023

Revenues	$2,568,768	$2,452,469
Operating expenses:
Cost of service	938,484	941,952
Selling, general and administrative	1,057,661	1,013,514
Gain on business dispositions	—	(105,738)
	1,996,145	1,849,728
Operating income	572,623	602,741

Interest and other income	35,306	27,944
Interest and other expense	(159,157)	(191,423)
	(123,851)	(163,479)
Income before income taxes and equity in income of equity method investments	448,772	439,262
Income tax expense	77,834	172,211
Income before equity in income of equity method investments	370,938	267,051
Equity in income of equity method investments, net of tax	18,337	17,155
Net income	389,275	284,206
Net income attributable to noncontrolling interests	(14,515)	(10,058)
Net income attributable to Global Payments	$374,760	$274,148

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.47	$1.05
Diluted earnings per share	$1.47	$1.05

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Six Months Ended
	June 30, 2024	June 30, 2023

Revenues	$4,988,955	$4,744,916
Operating expenses:
Cost of service	1,860,874	1,889,705
Selling, general and administrative	2,103,206	2,056,641
Net loss on business dispositions	—	139,095
	3,964,080	4,085,441
Operating income	1,024,875	659,475

Interest and other income	71,234	39,097
Interest and other expense	(321,304)	(314,368)
	(250,070)	(275,271)
Income before income taxes and equity in income of equity method investments	774,805	384,204
Income tax expense	97,216	140,812
Income before equity in income of equity method investments	677,589	243,392
Equity in income of equity method investments, net of tax	34,748	36,394
Net income	712,337	279,786
Net income attributable to noncontrolling interests	(24,270)	(16,679)
Net income attributable to Global Payments	$688,067	$263,107

Earnings per share attributable to Global Payments:
Basic earnings per share	$2.69	$1.00
Diluted earnings per share	$2.68	$1.00

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	June 30, 2024	June 30, 2023

Net income	$389,275	$284,206
Other comprehensive income (loss):
Foreign currency translation adjustments	(107,605)	4,596
Income tax (expense) benefit related to foreign currency translation adjustments	893	(343)
Net unrealized gains on hedging activities	8,929	40,078
Reclassification of net unrealized gains on hedging activities to interest expense	(2,619)	(901)
Income tax expense related to hedging activities	(1,532)	(9,144)
Other, net of tax	—	(22)
Other comprehensive income (loss)	(101,934)	34,264

Comprehensive income	287,341	318,470
Comprehensive income attributable to noncontrolling interests	7,430	11,906
Comprehensive income attributable to Global Payments	$279,911	$306,564

	Six Months Ended
	June 30, 2024	June 30, 2023

Net income	$712,337	$279,786
Other comprehensive income (loss):
Foreign currency translation adjustments	(191,965)	42,046
Income tax (expense) benefit related to foreign currency translation adjustments	3,587	(530)
Net unrealized gains (losses) on hedging activities	38,045	(7,973)
Reclassification of net unrealized (gains) losses on hedging activities to interest expense	(5,281)	485
Income tax (expense) benefit related to hedging activities	(7,920)	1,806
Other, net of tax	—	(44)
Other comprehensive income (loss)	(163,534)	35,790

Comprehensive income	548,803	315,576
Comprehensive income (loss) attributable to noncontrolling interests	(5,902)	24,901
Comprehensive income attributable to Global Payments	$554,705	$290,675

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,097,159	$2,088,887
Accounts receivable, net	1,134,292	1,120,078
Settlement processing assets	4,496,778	4,097,417
Prepaid expenses and other current assets	822,103	767,377
Total current assets	8,550,332	8,073,759
Goodwill	26,860,500	26,743,523
Other intangible assets, net	9,607,299	10,168,046
Property and equipment, net	2,309,347	2,190,005
Deferred income taxes	80,053	111,712
Notes receivable	741,478	713,123
Other noncurrent assets	2,603,149	2,570,018
Total assets	$50,752,158	$50,570,186
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$1,010,032	$981,244
Current portion of long-term debt	1,565,024	620,585
Accounts payable and accrued liabilities	2,680,738	2,824,979
Settlement processing obligations	4,073,557	3,698,921
Total current liabilities	9,329,351	8,125,729
Long-term debt	15,611,948	15,692,297
Deferred income taxes	2,010,628	2,242,105
Other noncurrent liabilities	639,179	722,540
Total liabilities	27,591,106	26,782,671
Commitments and contingencies
Redeemable noncontrolling interests	147,400	507,965
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at June 30, 2024 and December 31, 2023; 254,353,455 issued and outstanding at June 30, 2024 and 260,382,746 issued and outstanding at December 31, 2023	—	—
Paid-in capital	18,761,494	19,800,953
Retained earnings	4,018,207	3,457,182
Accumulated other comprehensive loss	(392,287)	(258,925)
Total Global Payments shareholders’ equity	22,387,414	22,999,210
Nonredeemable noncontrolling interests	626,238	280,340
Total equity	23,013,652	23,279,550
Total liabilities, redeemable noncontrolling interests and equity	$50,752,158	$50,570,186

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$712,337	$279,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	241,943	223,753
Amortization of acquired intangibles	689,157	645,675
Amortization of capitalized contract costs	68,019	59,065
Share-based compensation expense	83,362	136,701
Provision for operating losses and credit losses	41,026	61,313
Noncash lease expense	29,741	32,362
Deferred income taxes	(184,963)	(317,660)
Paid-in-kind interest capitalized to principal of notes receivable	(35,868)	(12,165)
Equity in income of equity method investments, net of tax	(34,748)	(36,394)
Net loss on business dispositions	—	139,095
Other, net	23,023	13,574
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(29,658)	(58,981)
Settlement processing assets and obligations, net	(57,718)	213,936
Prepaid expenses and other assets	(160,058)	(191,478)
Accounts payable and other liabilities	(232,396)	(24,099)
Net cash provided by operating activities	1,153,199	1,164,483
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash and restricted cash acquired	(372,662)	(4,101,415)
Capital expenditures	(324,657)	(331,002)
Issuance of notes receivable	—	(50,000)
Net cash from sales of businesses	—	478,695
Other, net	6	2,186
Net cash used in investing activities	(697,313)	(4,001,536)
Cash flows from financing activities:
Net borrowings from (repayments of) settlement lines of credit	55,351	(233,075)
Net borrowings from (repayments of) commercial paper notes	(936,539)	1,841,675
Proceeds from long-term debt	6,288,994	7,359,193
Repayments of long-term debt	(4,430,074)	(5,673,724)
Payments of debt issuance costs	(33,056)	(12,255)
Repurchases of common stock	(900,047)	(418,271)
Proceeds from stock issued under share-based compensation plans	25,137	19,282
Common stock repurchased - share-based compensation plans	(43,279)	(33,680)
Distributions to noncontrolling interests	(10,881)	(17,255)
Contributions from noncontrolling interests	2,116	—
Payment of deferred consideration in business combination	(6,390)	—
Purchase of capped calls related to issuance of convertible notes	(256,250)	—
Dividends paid	(127,042)	(130,635)
Net cash provided by (used in) financing activities	(371,960)	2,701,255
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(53,652)	34,543
Increase (decrease) in cash, cash equivalents and restricted cash	30,274	(101,255)
Cash, cash equivalents and restricted cash, beginning of the period	2,256,875	2,215,606
Cash, cash equivalents and restricted cash, end of the period	$2,287,149	$2,114,351

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2024	255,131	$18,806,396	$3,706,873	$(297,438)	$22,215,831	$627,245	$22,843,076	$143,069
Net income			374,760		374,760	12,743	387,503	1,772
Other comprehensive income (loss)				(94,849)	(94,849)	(7,617)	(102,466)	532
Stock issued under share-based compensation plans	145	14,106			14,106		14,106
Common stock repurchased - share-based compensation plans	(12)	(1,381)			(1,381)		(1,381)
Share-based compensation expense		43,245			43,245		43,245
Repurchases of common stock	(911)	(100,872)			(100,872)		(100,872)
Distributions to noncontrolling interests					—	(6,133)	(6,133)
Contributions from noncontrolling interests					—		—	2,027
Cash dividends declared ($0.25 per common share)			(63,426)		(63,426)		(63,426)
Balance at June 30, 2024	254,353	$18,761,494	$4,018,207	$(392,287)	$22,387,414	$626,238	$23,013,652	$147,400

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2023	261,771	$19,839,506	$2,654,589	$(410,817)	$22,083,278	$243,481	$22,326,759	$556,070
Net income (loss)			274,148		274,148	10,062	284,210	(4)
Other comprehensive income				32,416	32,416	717	33,133	1,131
Stock issued under share-based compensation plans	259	13,179			13,179		13,179
Common stock repurchased - share-based compensation plans	(62)	(6,290)			(6,290)		(6,290)
Share-based compensation expense		47,135			47,135		47,135
Repurchases of common stock	(2,006)	(207,495)			(207,495)		(207,495)
Distributions to noncontrolling interests					—	(9,766)	(9,766)	(1,271)
Redeemable noncontrolling interests measurement period adjustment					—		—	(56,447)
Cash dividends declared ($0.25 per common share)			(64,885)		(64,885)		(64,885)
Balance at June 30, 2023	259,962	$19,686,035	$2,863,852	$(378,401)	$22,171,486	$244,494	$22,415,980	$499,479

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2023	260,383	$19,800,953	$3,457,182	$(258,925)	$22,999,210	$280,340	$23,279,550	$507,965
Net income			688,067		688,067	20,436	708,503	3,834
Other comprehensive loss				(133,362)	(133,362)	(22,618)	(155,980)	(7,554)
Stock issued under share-based compensation plans	1,277	25,137			25,137		25,137
Common stock repurchased - share-based compensation plans	(334)	(44,044)			(44,044)		(44,044)
Share-based compensation expense		83,362			83,362		83,362
Repurchases of common stock	(6,973)	(909,237)			(909,237)		(909,237)
Distributions to noncontrolling interests					—	(10,881)	(10,881)
Contributions from noncontrolling interests					—	89	89	2,027
Reclassification of redeemable noncontrolling interest to nonredeemable noncontrolling interest					—	358,872	358,872	(358,872)
Purchase of capped calls related to issuance of convertible notes, net of taxes of $61,573		(194,677)			(194,677)		(194,677)
Cash dividends declared ($0.50 per common share)			(127,042)		(127,042)		(127,042)
Balance at June 30, 2024	254,353	$18,761,494	$4,018,207	$(392,287)	$22,387,414	$626,238	$23,013,652	$147,400

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2022	263,082	$19,978,095	$2,731,380	$(405,969)	$22,303,506	$236,704	$22,540,210	$—
Net income (loss)			263,107		263,107	16,683	279,790	(4)
Other comprehensive income				27,568	27,568	7,091	34,659	1,131
Stock issued under share-based compensation plans	1,273	19,282			19,282		19,282
Common stock repurchased - share-based compensation plans	(328)	(36,479)			(36,479)		(36,479)
Share-based compensation expense		136,701			136,701		136,701
Redeemable noncontrolling interests acquired in a business combination					—		—	556,070
Issuance of share-based awards in connection with a business combination		2,484			2,484		2,484
Repurchases of common stock	(4,065)	(414,048)			(414,048)		(414,048)
Distributions to noncontrolling interests					—	(15,984)	(15,984)	(1,271)
Redeemable noncontrolling interests measurement period adjustment					—		—	(56,447)
Cash dividends declared ($0.50 per common share)			(130,635)		(130,635)		(130,635)
Balance at June 30, 2023	259,962	$19,686,035	$2,863,852	$(378,401)	$22,171,486	$244,494	$22,415,980	$499,479

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

SEC Rule Changes - On March 6, 2024, the SEC adopted final rules that require disclosure of certain climate-related information, including disclosures relating to material climate-related risks, targets or goals, risk management and governance activities and greenhouse gas emissions. In addition, the rules require disclosure of certain climate-related financial metrics in the notes to the audited financial statements. The new disclosures are required on a prospective basis and provide for a phased-in compliance period. However, in April 2024, the SEC stayed the rules pending judicial review. Therefore, the timing of the effectiveness of these rules and their ultimate enforceability is uncertain.

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

During the six months ended June 30, 2024, we made measurement-period adjustments that increased the amount of goodwill by $19.9 million, primarily related to deferred income taxes as a result of finalizing the evaluation of the differences in the bases of assets and liabilities for financial reporting and tax purposes. The effects of the measurement-period adjustments on our consolidated statement of income for the six months ended June 30, 2024 were not material.

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

For the six months ended June 30, 2024, and during the period from the acquisition date through June 30, 2023, the acquired operations of EVO contributed less than 10% to our consolidated revenues and operating income. The historical revenue and earnings of EVO were not material for the purpose of presenting pro forma information. In addition, transaction costs associated with this business combination were not material.

NOTE 3—BUSINESS DISPOSITIONS

Gaming Business - On April 1, 2023, we completed the sale of our gaming business for approximately $400 million, subject to certain closing adjustments. The gaming business was included in our Merchant Solutions segment prior to disposition, and had been presented as held for sale in our consolidated balance sheet since December 31, 2022. In connection with the sale, we provided $32 million of seller financing as described below. We recognized a gain on the sale of $104.1 million during the three and six months ended June 30, 2023.

Consumer Business - On April 26, 2023, we completed the sale of the consumer portion of our Netspend business for approximately $1 billion, subject to certain closing adjustments. The consumer business comprised our former Consumer Solutions segment prior to disposition and had been presented as held for sale with certain adjustments to report the disposal group at fair value less costs to sell in our consolidated balance sheet since June 30, 2022. In connection with the sale, we provided $675 million of seller financing as described below. We recognized a gain (loss) on business dispositions in our consolidated statement of income of $1.6 million and $(243.2) million during the three and six months ended June 30, 2023, respectively. The gain (loss) during the three and six months ended June 30, 2023, respectively, included the effects of incremental negotiated closing adjustments, changes in the estimated fair value of the seller financing and the effects of the final tax structure of the transaction.

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

We recognized interest income of $22.1 million and $43.6 million on the notes during the three and six months ended June 30, 2024, respectively, and $14.9 million during the three and six months ended June 30, 2023, as a component of interest and other income in the consolidated statements of income. The issuance of the notes in connection with the sale transactions was a noncash investing activity in our consolidated statement of cash flows for the six months ended June 30, 2023.

As of June 30, 2024 and December 31, 2023, there was an aggregate principal amount of $780.6 million and $753.5 million, respectively, outstanding on the notes, including PIK, and the notes are presented net of the allowance for credit losses of $15.2 million within notes receivable in our consolidated balance sheet. Principal payments due within 12 months are included in prepaid expenses and other current assets in the consolidated balance sheets. We recognized noncash charges for the estimated future credit losses on the notes of $15.2 million for the three and six months ended June 30, 2024, and $18.2 million for the three and six months ended June 30, 2023. The estimated fair value of the notes receivable was $766.5 million and $735.6 million as of June 30, 2024 and December 31, 2023, respectively. The estimated fair value of notes receivable was based on a discounted cash flow approach and is considered to be a Level 3 measurement of the valuation hierarchy.

NOTE 4—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Merchant Solutions	Issuer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,611,276	$466,767	$(5,460)	$2,072,583
Europe	297,944	136,436	—	434,380
Asia Pacific	61,805	10,305	(10,305)	61,805
	$1,971,025	$613,508	$(15,765)	$2,568,768

	Three Months Ended June 30, 2023
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,499,130	$455,019	$39,031	$(9,155)	$1,984,025
Europe	278,925	125,281	—	—	404,206
Asia Pacific	64,238	10,141	—	(10,141)	64,238
	$1,842,293	$590,441	$39,031	$(19,296)	$2,452,469

	Six Months Ended June 30, 2024
	Merchant Solutions	Issuer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$3,134,007	$925,372	$(11,674)	$4,047,705
Europe	548,995	270,139	—	819,134
Asia Pacific	122,117	20,732	(20,733)	122,116
	$3,805,119	$1,216,243	$(32,407)	$4,988,955

	Six Months Ended June 30, 2023
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$2,865,024	$898,364	$182,740	$(26,477)	$3,919,651
Europe	455,023	242,386	—	—	697,409
Asia Pacific	127,856	20,599	—	(20,599)	127,856
	$3,447,903	$1,161,349	$182,740	$(47,076)	$4,744,916

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in thousands)

Relationship-led	$1,016,590	$979,574	$1,919,935	$1,760,446
Technology-enabled	954,435	862,719	1,885,184	1,687,457
	$1,971,025	$1,842,293	$3,805,119	$3,447,903

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606") requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and six months ended June 30, 2024 and 2023, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of June 30, 2024 and December 31, 2023 was as follows:

	Balance Sheet Location	June 30, 2024	December 31, 2023

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$368,391	$360,684
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	$211,489	$197,355

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	$229,025	$229,686
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	$57,347	$54,246

Net contract assets were not material at June 30, 2024 or December 31, 2023. Revenue recognized for the three months ended June 30, 2024 and 2023 from contract liability balances at the beginning of each period was $84.2 million and $85.2 million, respectively. Revenue recognized for the six months ended June 30, 2024 and 2023 from contract liability balances at the beginning of each period was $150.6 million and $142.9 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at June 30, 2024. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

2024	$556,284
2025	1,050,696
2026	841,191
2027	639,533
2028	361,574
2029	159,201
2030 and thereafter	322,933
Total	$3,931,412

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2024 and December 31, 2023, goodwill and other intangible assets consisted of the following:

	June 30, 2024	December 31, 2023

	(in thousands)

Goodwill	$26,860,500	$26,743,523
Other intangible assets:
Customer-related intangible assets	$10,752,904	$10,653,036
Acquired technologies	3,032,235	3,005,576
Contract-based intangible assets	2,232,057	2,254,273
Trademarks and trade names	1,074,309	1,074,631
	17,091,505	16,987,516
Less accumulated amortization:
Customer-related intangible assets	4,252,242	3,866,686
Acquired technologies	2,215,774	2,047,330
Contract-based intangible assets	373,325	309,886
Trademarks and trade names	642,865	595,568
	7,484,206	6,819,470
	$9,607,299	$10,168,046

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the six months ended June 30, 2024:

	Merchant Solutions	Issuer Solutions	Total

	(in thousands)
Balance at December 31, 2023	$17,226,828	$9,516,695	$26,743,523
Goodwill acquired	190,362	—	190,362
Effect of foreign currency translation	(89,720)	(3,592)	(93,312)
Measurement period adjustments	19,927	—	19,927
Balance at June 30, 2024	$17,347,397	$9,513,103	$26,860,500

Accumulated impairment losses for goodwill were $357.9 million as of June 30, 2024 and December 31, 2023.

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of June 30, 2024 and December 31, 2023, long-term debt consisted of the following:

	June 30, 2024	December 31, 2023

	(in thousands)

1.500% senior notes due November 15, 2024	$499,611	$499,143
2.650% senior notes due February 15, 2025	998,953	998,172
1.200% senior notes due March 1, 2026	1,096,806	1,095,848
4.800% senior notes due April 1, 2026	769,775	775,425
2.150% senior notes due January 15, 2027	746,821	746,196
4.950% senior notes due August 15, 2027	496,934	496,444
4.450% senior notes due June 1, 2028	467,209	469,406
3.200% senior notes due August 15, 2029	1,241,928	1,241,169
5.300% senior notes due August 15, 2029	496,412	496,063
2.900% senior notes due May 15, 2030	993,123	992,537
2.900% senior notes due November 15, 2031	743,813	743,394
5.400% senior notes due August 15, 2032	743,319	742,908
4.150% senior notes due August 15, 2049	741,036	740,860
5.950% senior notes due August 15, 2052	738,775	738,576
4.875% senior notes due March 17, 2031	848,872	873,747
1.000% convertible notes due August 15, 2029	1,457,627	1,453,493
1.500% convertible notes due March 1, 2031	1,968,161	—
Revolving credit facility	1,500,000	1,570,000
Commercial paper notes	431,605	1,371,639
Finance lease liabilities	17,374	24,525
Other borrowings	178,818	243,337
Total long-term debt	17,176,972	16,312,882
Less current portion	1,565,024	620,585
Long-term debt, excluding current portion	$15,611,948	$15,692,297

The carrying amounts of our senior notes and convertible notes in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At June 30, 2024, the unamortized discount on senior notes and convertible notes was $42.3 million, and unamortized debt issuance costs on senior notes and convertible notes were $102.6 million. At December 31, 2023, the unamortized discount on senior notes and convertible notes was $46.1 million and unamortized debt issuance costs on senior notes and convertible notes were $78.4 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At June 30, 2024 and December 31, 2023, unamortized debt issuance costs on the unsecured revolving credit facility were $16.0 million and $18.5 million, respectively.

At June 30, 2024, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year Ending December 31,

2024	$545,633
2025	1,049,075
2026	1,885,419
2027	3,216,545
2028	462,962
2029	3,250,128
2030 and thereafter	6,857,729
Total	$17,267,491

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

In connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes and other financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon the conversion of the notes, or offset our cash obligation if the cash settlement option is elected, for amounts in excess of the principal amount of converted notes subject to a cap. The initial cap price of the capped call transactions is $228.90 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $256.3 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated balance sheet as of June 30, 2024, net of applicable income taxes.

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

Revolving Credit Facility

Our revolving credit agreement provides for an unsubordinated unsecured $5.75 billion revolving credit facility that matures in August 2027. As of June 30, 2024, there were borrowings of $1.5 billion outstanding under the revolving credit facility with an interest rate of 6.80%, and the total available commitments under the revolving credit facility were $3.6 billion.

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

As of June 30, 2024, we had net borrowings under our commercial paper program of $431.6 million outstanding, presented within long-term debt in our consolidated balance sheet based on our intent and ability to continually refinance on a long-term basis, with a weighted average annual interest rate of 6.03%. The commercial program is backstopped by our revolving credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. As such, we could draw on the revolving credit facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

Fair Value of Long-Term Debt

As of June 30, 2024, our senior notes had a total carrying amount of $11.6 billion and an estimated fair value of $10.9 billion. As of June 30, 2024, our 1.500% convertible notes due March 1, 2031 had a total carrying amount of $2.0 billion and an estimated fair value of $1.8 billion. The estimated fair values were based on quoted market prices in active markets and are considered to be Level 1 measurements of the valuation hierarchy.

As of June 30, 2024, our 1.000% convertible notes due August 15, 2029 had a total carrying amount of $1.5 billion and an estimated fair value of $1.4 billion. The estimated fair value of our convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the valuation hierarchy.

The fair value of other long-term debt approximated its carrying amount at June 30, 2024.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. The required leverage ratio was increased as a result of the acquisition of EVO and will gradually step-down over eight quarters to the original required ratio of 3.75 to 1.00. As of June 30, 2024, the required leverage ratio was 4.25 to 1.00, and the required interest coverage ratio was 3.00 to 1.00. We were in compliance with all applicable covenants as of June 30, 2024.

Interest Expense

Interest expense was $154.4 million and $172.3 million for the three months ended June 30, 2024 and 2023, respectively, and $315.2 million and $291.3 million for the six months ended June 30, 2024 and 2023, respectively.

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

We recognized a gain (loss) of $6.1 million and $1.8 million within foreign currency translation adjustments in other comprehensive income in our consolidated statements of comprehensive income during the three months ended June 30, 2024 and 2023, respectively, and $(0.9) million and $(16.5) million during the six months ended June 30, 2024 and 2023, respectively.

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

The table below presents information about our interest rate swaps, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at June 30, 2024	Range of Maturity Dates at June 30, 2024	June 30, 2024	December 31, 2023

				(in thousands)

Interest rate swaps (Notional of $1.5 billion at June 30, 2024 and December 31, 2023)	Other noncurrent assets	4.26%	April 17, 2027 - August 17, 2027	$1,631	$—
Interest rate swaps (Notional of $1.5 billion at June 30, 2024 and December 31, 2023)	Other noncurrent liabilities	4.26%	April 17, 2027 - August 17, 2027	$—	$28,187

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive income (loss)	$8,929	$40,078	$38,045	$(7,973)
Net unrealized gains (losses) reclassified out of other comprehensive income (loss) to interest expense	$2,619	$901	$5,281	$(485)

As of June 30, 2024, the amount of net unrealized gains in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $6.4 million.

NOTE 8—INCOME TAX

Our effective income tax rates for the three and six months ended June 30, 2024 were 17.3% and 12.5%, respectively. Our effective income tax rates for the three and six months ended June 30, 2024 differed favorably from the U.S. statutory rate primarily as a result of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction. Our effective income tax rate for the six months ended June 30, 2024 also included the favorable effect of a change in the assessment of the need for a valuation allowance related to certain foreign tax credit carryforwards.

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

NOTE 9—REDEEMABLE NONCONTROLLING INTERESTS

The portions of equity in certain of our consolidated subsidiaries that are not attributable, directly or indirectly, to us, are redeemable upon the occurrence of an event that is not solely within our control.

During the second quarter of 2024, we formed a new joint venture in Germany, of which we hold a 51% controlling interest. Under the shareholder agreement, the minority shareholder has the option to compel us to purchase their shares at fair market value upon the occurrence of a specific change in control event. As of June 30, 2024, the option is not considered probable of becoming redeemable. We also own 51% of our subsidiary in Greece and 50.1% of our subsidiary in Chile. Under the respective shareholder agreements, the minority shareholders have the option to compel us to purchase their shares at a price per share based on the fair value of the shares, or under certain circumstances for our subsidiary in Greece, at a price determined by calculations stipulated in the shareholder agreement. The options have no expiration date.

Because the exercise of each of these redemption options is not solely within our control, the redeemable noncontrolling interests are presented in the mezzanine section between total liabilities and shareholders’ equity, as temporary equity, in our consolidated balance sheets. The redeemable noncontrolling interest for each subsidiary is reflected at the higher of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of comprehensive income (loss), capital contributions and distributions or (ii) the redemption price.

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

NOTE 10—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the three months ended June 30, 2024 and 2023, we repurchased and retired 910,980 and 2,006,016 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $100.9 million and $207.5 million, or $110.73 and $103.44 per share, respectively. During the six months ended June 30, 2024 and 2023, we repurchased and retired 6,972,979 and 4,064,918 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $909.2 million and $414.0 million, or $130.39 and $101.86 per share, respectively. The share repurchase activity for the six months ended June 30, 2024 included the repurchase of 1,414,759 shares using a portion of the net proceeds from our offering of 1.500% convertible unsecured senior notes due March 2031 through privately negotiated transactions with purchasers of notes in the offering, or one of their respective affiliates. The purchase price per share of the common stock repurchased in such transactions equaled the closing price of the common stock on February 20, 2024, which was $130.80 per share. As of June 30, 2024, the remaining amount available under our share repurchase program was $1,371.9 million.

On July 31, 2024, our board of directors declared a dividend of $0.25 per share payable on September 27, 2024 to common shareholders of record as of September 13, 2024.

NOTE 11—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in thousands)

Share-based compensation expense	$43,245	$47,135	$83,362	$136,701
Income tax benefit	$6,968	$22,474	$16,334	$31,890

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the six months ended June 30, 2024:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2023	2,481	$131.41
Granted	1,195	130.60
Vested	(971)	141.65
Forfeited	(88)	119.03
Unvested at June 30, 2024	2,617	$127.90

The total fair value of restricted stock and performance awards vested during the six months ended June 30, 2024 and 2023 was $137.5 million and $151.1 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $40.6 million and $44.7 million during the three months ended June 30, 2024 and 2023, respectively, and $76.2 million and $119.9 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $220.9 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.0 years.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2024:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2023	921	$99.54	5.0	$32.1
Granted	154	130.09
Forfeited	(53)	162.29
Exercised	(201)	57.95
Outstanding at June 30, 2024	821	$111.50	5.9	$6.1

Options vested and exercisable at June 30, 2024	549	$107.76	4.4	$5.6

We recognized compensation expense for stock options of $1.3 million and $1.1 million during the three months ended June 30, 2024 and 2023, respectively, and $4.2 million and $13.9 million during the six months ended June 30, 2024 and 2023, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was $14.6 million and $0.9 million, respectively. As of June 30, 2024, we had $9.8 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.1 years.

The weighted-average grant-date fair value of stock options granted, including replacement awards granted in connection with the EVO acquisition, during the six months ended June 30, 2024 and 2023 was $54.42 and $46.17, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2024	June 30, 2023

Risk-free interest rate	4.16%	3.84%
Expected volatility	45%	45%
Dividend yield	0.90%	0.81%
Expected term (years)	5	5

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

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the three and six months ended June 30, 2024 excluded approximately 0.7 million shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. The dilutive share base for the three and six months ended June 30, 2023 excluded approximately 0.9 million shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share.

The effect of the potential shares needed to settle the conversion spread on our convertible notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the three and six months ended June 30, 2024, the convertible notes were not included in the computation of diluted EPS as the effect would have been anti-dilutive. Further, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in thousands)

Basic weighted-average number of shares outstanding	254,748	260,827	255,837	261,965
Plus: Dilutive effect of stock options and other share-based awards	418	501	540	429
Diluted weighted-average number of shares outstanding	255,166	261,328	256,377	262,394

NOTE 13—SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. As of June 30, 2024, approximately 75% of our total balance of cash and cash equivalents was held within a small group of financial institutions, primarily large money center banks. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any losses associated with our balances in such accounts for the three and six months ended June 30, 2024 and 2023.

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

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

	June 30, 2024	December 31, 2023

	(in thousands)
Cash and cash equivalents	$2,097,159	$2,088,887
Restricted cash	189,990	167,190
Cash included in assets held for sale	—	798
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$2,287,149	$2,256,875

Long-lived assets

During the six months ended June 30, 2023, we entered into a new agreement to acquire software, of which $48.0 million was financed utilizing a five-year vendor financing arrangement.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three and six months ended June 30, 2024 and 2023:

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at March 31, 2024	$(274,119)	$(20,793)	$(2,526)	$(297,438)
Other comprehensive income (loss)	(99,627)	4,778	—	(94,849)
Balance at June 30, 2024	$(373,746)	$(16,015)	$(2,526)	$(392,287)

Balance at March 31, 2023	$(349,695)	$(58,135)	$(2,987)	$(410,817)
Other comprehensive income (loss)	2,405	30,033	(22)	32,416
Balance at June 30, 2023	$(347,290)	$(28,102)	$(3,009)	$(378,401)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $(7.1) million and $1.8 million for the three months ended June 30, 2024 and 2023, respectively.

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2023	$(215,540)	$(40,859)	$(2,526)	$(258,925)
Other comprehensive income (loss)	(158,206)	24,844	—	(133,362)
Balance at June 30, 2024	$(373,746)	$(16,015)	$(2,526)	$(392,287)

Balance at December 31, 2022	$(380,584)	$(22,420)	$(2,965)	$(405,969)
Other comprehensive income (loss)	33,294	(5,682)	(44)	27,568
Balance at June 30, 2023	$(347,290)	$(28,102)	$(3,009)	$(378,401)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $(30.2) million and $8.2 million for the six months ended June 30, 2024 and 2023, respectively.

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

Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization were as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in thousands)

Revenues(1):
Merchant Solutions	$1,971,025	$1,842,293	$3,805,119	$3,447,903
Issuer Solutions	613,508	590,441	1,216,243	1,161,349
Consumer Solutions	—	39,031	—	182,740
Intersegment eliminations	(15,765)	(19,296)	(32,407)	(47,076)
Consolidated revenues	$2,568,768	$2,452,469	$4,988,955	$4,744,916

Operating income (loss)(1):
Merchant Solutions	$672,525	$603,548	$1,252,962	$1,110,757
Issuer Solutions	110,375	95,701	216,472	178,511
Consumer Solutions	—	1,890	—	(3,908)
Corporate	(210,277)	(204,136)	(444,559)	(486,790)
Net gain (loss) on business dispositions	—	105,738	—	(139,095)
Consolidated operating income	$572,623	$602,741	$1,024,875	$659,475

Depreciation and amortization(1):
Merchant Solutions	$299,218	$295,058	$591,551	$536,631
Issuer Solutions	164,765	161,922	328,739	322,775
Corporate	5,981	5,110	10,810	10,022
Consolidated depreciation and amortization	$469,964	$462,090	$931,100	$869,428

(1) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. See “Note 2—Acquisition” and “Note 3—Business Dispositions” for further discussion.

During the three months ended June 30, 2024 and 2023, operating income included acquisition and integration expenses of $55.7 million and $67.5 million, respectively, which were primarily included within Corporate expenses. During the six months ended June 30, 2024 and 2023, operating income included acquisition and integration expenses of $134.6 million and $169.3 million, respectively, which were primarily included within Corporate expenses.

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

We have grown organically, as well as through acquisitions, and continue to invest in new technology solutions, infrastructure to support our growing business and the ongoing consolidation and enhancement of our operating platforms. These investments include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers, along with migration of certain underlying technology platforms to cloud environments to enhance performance, improve speed to market and drive cost efficiencies. We also continue to execute on integration and other business transformation activities, such as combining business operations, streamlining technology infrastructure, eliminating duplicative corporate and operational support structures and realizing scale efficiencies.

Highlights related to our financial condition at June 30, 2024, and results of operations for the three and six months then ended, include the following:

•Consolidated revenues for the three and six months ended June 30, 2024 increased to $2,568.8 million and $4,989.0 million, respectively, compared to $2,452.5 million and $4,744.9 million, respectively, for the prior year. The increase in consolidated revenues was primarily due to an increase in transaction volumes. The change for the three months ended June 30, 2024 included the unfavorable effect on revenues of the consumer business divested in April 2023. For the six months ended June 30, 2024, the effect on revenues from the EVO business acquired in March 2023 was offset by the effect on revenue of the businesses divested in April 2023.

•Merchant Solutions and Issuer Solutions segment operating income and operating margin for the three and six months ended June 30, 2024 increased compared to the prior year primarily due to the favorable effect of increases in revenues, since certain fixed costs do not vary with revenues, and continued expense management.

•Consolidated operating income for the three and six months ended June 30, 2024 included the favorable effects of the increase in revenues as compared to the prior year and lower share-based compensation and acquisition and integration expenses, partially offset by an increase in amortization of acquired intangibles, primarily related to the acquisition of EVO. Consolidated operating income for the three and six months ended June 30, 2023 included the effects of the gain on the sale of our gaming business and the loss on the sale of our consumer business.

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

The following table sets forth key selected financial data for the three months ended June 30, 2024 and 2023, this data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the three months ended June 30, 2024 and 2023 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 — Financial Statements.

	Three Months Ended June 30, 2024	% of Revenues(1)	Three Months Ended June 30, 2023	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$1,971,025	76.7%	$1,842,293	75.1%	$128,732	7.0%
Issuer Solutions	613,508	23.9%	590,441	24.1%	23,067	3.9%
Consumer Solutions	—	—%	39,031	1.6%	(39,031)	NM
Intersegment eliminations	(15,765)	(0.6)%	(19,296)	(0.8)%	3,531	(18.3)%
Consolidated revenues	$2,568,768	100.0%	$2,452,469	100.0%	$116,299	4.7%

Consolidated operating expenses(2):
Cost of service	$938,484	36.5%	$941,952	38.4%	$(3,468)	(0.4)%
Selling, general and administrative	1,057,661	41.2%	1,013,514	41.3%	44,147	4.4%
Gain on business dispositions	—	—%	(105,738)	(4.3)%	105,738	NM
Operating expenses	$1,996,145	77.7%	$1,849,728	75.4%	$146,417	7.9%

Operating income (loss)(2):
Merchant Solutions	$672,525	26.2%	$603,548	24.6%	$68,977	11.4%
Issuer Solutions	110,375	4.3%	95,701	3.9%	14,674	15.3%
Consumer Solutions	—	—%	1,890	0.1%	(1,890)	NM
Corporate	(210,277)	(8.2)%	(204,136)	(8.3)%	(6,141)	3.0%
Gain on business dispositions	—	—%	105,738	4.3%	(105,738)	NM
Operating income	$572,623	22.3%	$602,741	24.6%	$(30,118)	(5.0)%

Operating margin(2):
Merchant Solutions	34.1%		32.8%		1.3%
Issuer Solutions	18.0%		16.2%		1.8%
Consumer Solutions	—%		4.8%		NM

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

Operating income included acquisition and integration expenses of $55.7 million and $67.5 million for the three months ended June 30, 2024 and 2023, respectively, which were primarily included within Corporate expenses.

The following table sets forth key selected financial data for the six months ended June 30, 2024 and 2023, this data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the six months ended June 30, 2024 and 2023 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 — Financial Statements.

	Six Months Ended June 30, 2024	% of Revenues(1)	Six Months Ended June 30, 2023	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$3,805,119	76.3%	$3,447,903	72.7%	$357,216	10.4%
Issuer Solutions	1,216,243	24.4%	1,161,349	24.5%	54,894	4.7%
Consumer Solutions	—	—%	182,740	3.9%	(182,740)	NM
Intersegment eliminations	(32,407)	(0.6)%	(47,076)	(1.0)%	14,669	(31.2)%
Consolidated revenues	$4,988,955	100.0%	$4,744,916	100.0%	$244,039	5.1%

Consolidated operating expenses(2):
Cost of service	$1,860,874	37.3%	$1,889,705	39.8%	$(28,831)	(1.5)%
Selling, general and administrative	2,103,206	42.2%	2,056,641	43.3%	46,565	2.3%
Net loss on business dispositions	—	—%	139,095	2.9%	(139,095)	NM
Operating expenses	$3,964,080	79.5%	$4,085,441	86.1%	$(121,361)	(3.0)%

Operating income (loss)(2):
Merchant Solutions	$1,252,962	25.1%	$1,110,757	23.4%	$142,205	12.8%
Issuer Solutions	216,472	4.3%	178,511	3.8%	37,961	21.3%
Consumer Solutions	—	—%	(3,908)	(0.1)%	3,908	NM
Corporate(3)	(444,559)	(8.9)%	(486,790)	(10.3)%	42,231	(8.7)%
Net loss on business dispositions	—	—%	(139,095)	(2.9)%	139,095	NM
Operating income	$1,024,875	20.5%	$659,475	13.9%	$365,400	55.4%

Operating margin(2):
Merchant Solutions	32.9%		32.2%		0.7%
Issuer Solutions	17.8%		15.4%		2.4%
Consumer Solutions	—%		(2.1)%		NM

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

Operating income included acquisition and integration expenses of $134.6 million and $169.3 million for the six months ended June 30, 2024 and 2023, respectively, which were primarily included within Corporate expenses.

Revenues

Consolidated revenues for the three and six months ended June 30, 2024 increased by 4.7% and 5.1%, respectively, to $2,568.8 million and $4,989.0 million, respectively, compared to $2,452.5 million and $4,744.9 million, respectively, for the prior year. The increase in revenues was primarily due to an increase in transaction volumes. The change for the three months ended June 30, 2024 included the unfavorable effect on revenues of the consumer business divested in April 2023. For the six months ended June 30, 2024, the effect on revenues from the EVO business acquired in March 2023 was offset by the effect on revenue of the businesses divested in April 2023.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the three and six months ended June 30, 2024 increased by 7.0% and 10.4%, respectively, to $1,971.0 million and $3,805.1 million, respectively, compared to $1,842.3 million and $3,447.9 million, respectively, for the prior year. The increase in revenues was primarily due to an increase in transaction volumes and growth in subscription and software revenue. The increase in transaction volumes for the six months ended June 30, 2024 also included the effect of the EVO business acquired in March 2023.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the three and six months ended June 30, 2024 increased by 3.9% and 4.7%, respectively, to $613.5 million and $1,216.2 million, respectively, compared to $590.4 million and $1,161.3 million, respectively, for the prior year. The increase in revenues was primarily due to an increase in transaction volumes.

Operating Expenses

Cost of Service. Cost of service for the three and six months ended June 30, 2024 was $938.5 million and $1,860.9 million, respectively, compared to $942.0 million and $1,889.7 million, respectively, for the prior year. Cost of service as a percentage of revenues decreased to 36.5% and 37.3%, respectively, for the three and six months ended June 30, 2024, compared to 38.4% and 39.8%, respectively, for the prior year. The decrease in cost of service was primarily due to the elimination of costs related to the businesses divested in 2023. These favorable effects were partially offset by the inclusion of costs for the EVO business, including the related amortization of acquired intangibles. Cost of service included amortization of acquired intangibles of $345.9 million and $344.4 million for the three months ended June 30, 2024 and 2023, respectively. Cost of service included amortization of acquired intangibles of $689.2 million and $645.7 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in cost of service as a percentage of revenues also reflects the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2024 were $1,057.7 million and $2,103.2 million, respectively, compared to $1,013.5 million and $2,056.6 million, respectively, for the prior year. Selling, general and administrative expenses as a percentage of revenues was 41.2% and 42.2%, respectively, for the three and six months ended June 30, 2024, compared to 41.3% and 43.3%, respectively, for the prior year. Higher variable selling and other costs related to the increase in revenues and the inclusion of costs for the EVO business were partially offset by the elimination of costs related to the businesses divested in 2023 and lower share-based compensation and acquisition and integration expenses in the current year. The decrease in selling, general and administrative expenses as a percentage of revenues also reflects the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues.

Selling, general and administrative expenses included acquisition and integration expenses of $55.7 million and $67.5 million for the three months ended June 30, 2024 and 2023, respectively, and $134.6 million and $169.3 million for the six months ended June 30, 2024 and 2023, respectively. Share-based compensation expense was $43.2 million and $47.1 million for the three months ended June 30, 2024 and 2023, respectively, and $83.4 million and $136.7 million for the six months ended June 30, 2024 and 2023, respectively.

Corporate. Corporate expenses for the three and six months ended June 30, 2024 were $210.3 million and $444.6 million, respectively, compared to $204.1 million and $486.8 million, respectively, for the prior year. For the three and six months ended June 30, 2024, corporate expenses were favorably affected by the decrease in acquisition and integration and share-based compensation expenses as described above. Corporate expenses for the three months ended June 30, 2024 also included higher professional services costs as compared to the prior year.

Operating Income and Operating Margin

Consolidated operating income for the three and six months ended June 30, 2024 was $572.6 million and $1,024.9 million, respectively, compared to $602.7 million and $659.5 million, respectively, for the prior year. Operating margin for the three and six months ended June 30, 2024 was 22.3% and 20.5%, respectively, compared to 24.6% and 13.9%, respectively, for the prior year. Consolidated operating income and operating margin for the three and six months ended June 30, 2024 compared to the prior year included the favorable effects of the increase in revenues, since certain fixed costs do not vary with revenues, prudent expense management and lower acquisition and integration and share-based compensation expenses as described above. These effects were partially offset by higher amortization of acquired intangibles as described above.

Consolidated operating income and operating margin for the three months ended June 30, 2023 included the effects of the $104.1 million gain on the sale of our gaming business. Consolidated operating income for the six months ended June 30, 2023 also included the effects of the $243.2 million net loss on the sale of our consumer business.

Segment Operating Income and Operating Margin

In our Merchant Solutions segment, operating income and operating margin for the three and six months ended June 30, 2024 increased compared to the prior year primarily due to the favorable effects of the increase in revenues, since certain fixed costs do not vary with revenues, and continued expense management. These favorable effects were partially offset by incremental expenses related to continued investment in products, innovation and our technology environments.

In our Issuer Solutions segment, operating income and operating margin for the three and six months ended June 30, 2024 increased compared to the prior year primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues, and continued expense management.

Other Income/Expense, Net

Interest and other income for the three and six months ended June 30, 2024 increased to $35.3 million and $71.2 million, respectively, compared to $27.9 million and $39.1 million, respectively, for the prior year, primarily due to interest income associated with the seller financing notes that were issued in connection with the sale of our consumer and gaming businesses in the second quarter of 2023.

Interest and other expense for the three and six months ended June 30, 2024 was $159.2 million and $321.3 million, respectively, compared to $191.4 million and $314.4 million, respectively, for the prior year. For the three months ended June 30, 2024, the decrease in interest and other expense was primarily due to lower average interest rates on outstanding borrowings. For the six months ended June 30, 2024, the increase in interest and other expense was primarily due to an increase in our average outstanding borrowings. In addition, interest and other expense for the three and six months ended June 30, 2023 included a noncash charge of $18.2 million for the estimated future credit losses on the new seller financing notes receivable.

Income Tax Expense

For the three and six months ended June 30, 2024, our effective income tax rates of 17.3% and 12.5%, respectively, included the favorable effects of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction. In addition, for the six months ended June 30, 2024, our effective income tax rate included the favorable effect of a change in the assessment of the need for a valuation allowance related to certain foreign tax credit carryforwards.

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

Net Income Attributable to Global Payments

Net income attributable to Global Payments was $374.8 million and $688.1 million, respectively, for the three and six months ended June 30, 2024 compared to $274.1 million and $263.1 million, respectively, for the prior year, reflecting the changes noted above.

Diluted Earnings per Share

Diluted earnings per share was $1.47 and $2.68, respectively, for the three and six months ended June 30, 2024 compared to $1.05 and $1.00, respectively, for the prior year. Diluted earnings per share for the three and six months ended June 30, 2024 reflects the changes in net income.

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

At June 30, 2024, we had cash and cash equivalents totaling $2,097.2 million. Of this amount, we considered $751.8 million to be available for general purposes, of which $62.9 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $751.8 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) certain funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant

Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $190.0 million as of June 30, 2024, representing amounts deposited by customers for prepaid card transactions and funds held as a liquidity reserve. These balances are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $1,153.2 million and $1,164.5 million for the six months ended June 30, 2024 and 2023, respectively, which reflect net income adjusted for noncash items, including depreciation, amortization, the provision for credit losses and charges associated with the net loss on business dispositions, and changes in operating assets and liabilities. The decrease in cash flows from operating activities from the prior year was due to assets and liabilities that are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations and accounts payable and other liability balances.

We used net cash in investing activities of $697.3 million and $4,001.5 million during the six months ended June 30, 2024 and 2023, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions, net of cash and restricted cash acquired, and capital expenditures. During the six months ended June 30, 2024 and 2023, we used cash of $372.7 million and $4,101.4 million, respectively, for acquisitions. We made capital expenditures of $324.7 million and $331.0 million during the six months ended June 30, 2024 and 2023, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make significant capital investments in the business, and we anticipate capital expenditures to grow at a similar rate as our revenue growth during the year ending December 31, 2024. Additionally, investing cash flows for the six months ended June 30, 2023 includes the net effect on cash from the sale of our consumer and gaming businesses and the issuance of a $50 million secured revolving credit facility available from the date of the sale to the purchasers of the consumer business, which was subsequently repaid in the third quarter of 2023.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. We used net cash in financing activities of $372.0 million during the six months ended June 30, 2024, and financing activities provided net cash of $2,701.3 million during the six months ended June 30, 2024.

Proceeds from long-term debt were $6,289.0 million and $7,359.2 million for the six months ended June 30, 2024 and 2023, respectively. Repayments of long-term debt were $4,430.1 million and $5,673.7 million for the six months ended June 30, 2024 and 2023, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our revolving credit facility, as well as scheduled principal repayments we make on our senior notes, finance leases and other vendor financing arrangements. During the six months ended June 30, 2024 and 2023, we had net repayments of $936.5 million and net borrowings of $1,841.7 million, respectively, under our commercial paper program. Furthermore, in connection with the issuance of convertible notes in February 2024, we paid $256.3 million to purchase privately negotiated capped call transactions to hedge the potential dilutive effect upon conversion of the notes, or offset our cash obligation if the cash settlement option were to be elected. See section "Long-Term Debt and Lines of Credit" below for further discussion of our recent debt transactions.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the six months ended June 30, 2024 and 2023, we had net borrowings of $55.4 million and net repayments of $233.1 million, respectively, under our settlement lines of credit.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the six months ended June 30, 2024 and 2023, we used $900.0 million and $418.3 million, respectively, to repurchase shares of our common stock. The share repurchase activity for the six months ended June 30, 2024 included the repurchase of 1,414,759 shares using a portion of the net proceeds from our offering of 1.500% convertible unsecured senior notes due March 2031 through privately negotiated transactions with purchasers of notes in the offering, or one of their respective affiliates. The purchase price per share of the common stock repurchased in such transactions equaled the closing price of the common stock on February 20, 2024, which was $130.80 per share. As of June 30, 2024, the remaining amount available under our share repurchase program was $1,371.9 million.

We paid dividends to our common shareholders in the amounts of $127.0 million and $130.6 million during the six months ended June 30, 2024 and 2023, respectively. We made distributions to noncontrolling interests in the amount of $10.9 million and $17.3 million during the six months ended June 30, 2024 and 2023, respectively.

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

In connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes and other financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon the conversion of the notes, or offset our cash obligation if the cash settlement option is elected, for amounts in excess of the principal amount of converted notes subject to a cap. The initial cap price of the capped call transactions is $228.90 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $256.3 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated balance sheet as of June 30, 2024, net of applicable income taxes.

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

We may issue standby letters of credit of up to $250.0 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of June 30, 2024, there were borrowings of $1.5 billion outstanding under the revolving credit facility with an interest rate of 6.80%, and the total available commitments under the revolving credit facility were $3.6 billion.

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

As of June 30, 2024, we had net borrowings under our commercial paper program of $431.6 million outstanding with a weighted average annual interest rate of 6.03%.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. The required leverage ratio was increased as a result of the acquisition of EVO, and will gradually step-down over eight quarters to the original required ratio of 3.75 to 1.00. As of June 30, 2024, the required leverage ratio was 4.25 to 1.00, and the required interest coverage ratio was 3.00 to 1.00. We were in compliance with all applicable covenants as of June 30, 2024.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of June 30, 2024, a total of $79.9 million of cash on deposit was used to determine the available credit.

As of June 30, 2024, we had $1,010.0 million outstanding under these lines of credit with additional capacity to fund settlement of $2,245.0 million. During the three months ended June 30, 2024, the maximum and average outstanding balances under these lines of credit were $1,283.4 million and $506.9 million, respectively. The weighted-average interest rate on these borrowings was 5.82% at June 30, 2024.

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

Forward-Looking Statements

Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; statements we make regarding guidance and projected financial results for the year 2024; the effects of general economic conditions on our business; statements about the benefits of our acquisitions or divestitures, including future financial and operating results and the completion and expected timing of our acquisitions or completion of anticipated benefits or strategic or operational initiatives; our success and timing in developing and introducing new services and expanding our business; and other statements regarding our future financial performance and the company's plans, objectives, expectations and intentions. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended June 30, 2024 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share, excluding commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
April 1-30, 2024	6,136	$129.30	—	$—
May 1-31, 2024	915,645	109.73	910,980	—
June 1-30, 2024	1,090	95.66	—	—
Total	922,871	$110.79	910,980	$1,371.9

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended June 30, 2024, pursuant to our employee incentive plans, we withheld 11,891 shares at an average price per share of $116.40 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of June 30, 2024, the remaining amount available under our share repurchase program was $1,371.9 million. The authorization by our board of directors does not expire but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 5—OTHER INFORMATION

(c) Director and Officer Trading Plans and Arrangements

During the quarter ended June 30, 2024, none of our directors or officers notified us that they adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

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

3.3	Twelfth Amended and Restated Bylaws of Global Payments Inc., incorporated by reference to Exhibit 3.1 to Global Payment Inc.’s Current Report on Form 8-K filed on February 21, 2023.
10.1*+	Eighth Amended and Restated Non-Employee Director Compensation Plan dated April 25, 2024.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; (vi) the Notes to Unaudited Consolidated Financial Statements; and (vii) the information included in Part II, Item 5(c). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

Global Payments Inc.
(Registrant)

Date: August 7, 2024	/s/ Joshua J. Whipple
Joshua J. Whipple
Chief Financial Officer
(Principal Financial Officer)