Form 10-Q
period 2024-09-30
GLOBAL PAYMENTS INC
filed 2024-10-31
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
The number of shares of the issuer’s common stock, no par value, outstanding as of October 25, 2024 was 254,494,835.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended September 30, 2024

PART I - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	September 30, 2024	September 30, 2023

Revenues	$2,601,552	$2,475,691
Operating expenses:
Cost of service	946,945	915,531
Selling, general and administrative	1,179,026	1,001,964
	2,125,971	1,917,495
Operating income	475,581	558,196

Interest and other income	55,338	35,732
Interest and other expense	(155,905)	(176,094)
	(100,567)	(140,362)
Income before income taxes and equity in income of equity method investments	375,014	417,834
Income tax expense	57,378	58,936
Income before equity in income of equity method investments	317,636	358,898
Equity in income of equity method investments, net of tax	15,897	17,707
Net income	333,533	376,605
Net income attributable to noncontrolling interests	(18,408)	(14,775)
Net income attributable to Global Payments	$315,125	$361,830

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.24	$1.39
Diluted earnings per share	$1.24	$1.39

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Nine Months Ended
	September 30, 2024	September 30, 2023

Revenues	$7,590,508	$7,220,607
Operating expenses:
Cost of service	2,807,819	2,805,237
Selling, general and administrative	3,282,232	3,058,605
Net loss on business dispositions	—	139,095
	6,090,051	6,002,937
Operating income	1,500,457	1,217,670

Interest and other income	126,572	74,830
Interest and other expense	(477,210)	(490,463)
	(350,638)	(415,633)
Income before income taxes and equity in income of equity method investments	1,149,819	802,037
Income tax expense	154,593	199,748
Income before equity in income of equity method investments	995,226	602,289
Equity in income of equity method investments, net of tax	50,644	54,101
Net income	1,045,870	656,390
Net income attributable to noncontrolling interests	(42,678)	(31,454)
Net income attributable to Global Payments	$1,003,192	$624,936

Earnings per share attributable to Global Payments:
Basic earnings per share	$3.93	$2.40
Diluted earnings per share	$3.92	$2.39

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	September 30, 2024	September 30, 2023

Net income	$333,533	$376,605
Other comprehensive income (loss):
Foreign currency translation adjustments	188,375	(125,254)
Income tax (expense) benefit related to foreign currency translation adjustments	(4,572)	890
Net unrealized (losses) gains on hedging activities	(31,811)	22,993
Reclassification of net unrealized gains on hedging activities to interest expense	(2,786)	(2,375)
Income tax (expense) benefit related to hedging activities	8,388	(4,954)
Other, net of tax	—	(22)
Other comprehensive income (loss)	157,594	(108,722)

Comprehensive income	491,127	267,883
Comprehensive income (loss) attributable to noncontrolling interests	53,053	(1,410)
Comprehensive income attributable to Global Payments	$438,074	$269,293

	Nine Months Ended
	September 30, 2024	September 30, 2023

Net income	$1,045,870	$656,390
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,590)	(83,208)
Income tax (expense) benefit related to foreign currency translation adjustments	(985)	360
Net unrealized gains on hedging activities	6,234	15,020
Reclassification of net unrealized gains on hedging activities to interest expense	(8,067)	(1,890)
Income tax (expense) benefit related to hedging activities	468	(3,148)
Other, net of tax	—	(66)
Other comprehensive loss	(5,940)	(72,932)

Comprehensive income	1,039,930	583,458
Comprehensive income attributable to noncontrolling interests	47,151	23,491
Comprehensive income attributable to Global Payments	$992,779	$559,967

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,941,940	$2,088,887
Accounts receivable, net	1,150,840	1,120,078
Settlement processing assets	3,020,936	4,097,417
Prepaid expenses and other current assets	787,366	767,377
Total current assets	7,901,082	8,073,759
Goodwill	26,959,567	26,743,523
Other intangible assets, net	9,318,535	10,168,046
Property and equipment, net	2,334,574	2,190,005
Deferred income taxes	80,714	111,712
Notes receivable	756,620	713,123
Other noncurrent assets	2,634,753	2,570,018
Total assets	$49,985,845	$50,570,186
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$788,052	$981,244
Current portion of long-term debt	1,552,863	620,585
Accounts payable and accrued liabilities	2,730,189	2,824,979
Settlement processing obligations	3,457,773	3,698,921
Total current liabilities	8,528,877	8,125,729
Long-term debt	15,215,847	15,692,297
Deferred income taxes	1,948,610	2,242,105
Other noncurrent liabilities	672,902	722,540
Total liabilities	26,366,236	26,782,671
Commitments and contingencies
Redeemable noncontrolling interests	156,630	507,965
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at September 30, 2024 and December 31, 2023; 254,401,583 issued and outstanding at September 30, 2024 and 260,382,746 issued and outstanding at December 31, 2023	—	—
Paid-in capital	18,810,835	19,800,953
Retained earnings	4,269,896	3,457,182
Accumulated other comprehensive loss	(269,338)	(258,925)
Total Global Payments shareholders’ equity	22,811,393	22,999,210
Nonredeemable noncontrolling interests	651,586	280,340
Total equity	23,462,979	23,279,550
Total liabilities, redeemable noncontrolling interests and equity	$49,985,845	$50,570,186

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$1,045,870	$656,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	368,905	342,025
Amortization of acquired intangibles	1,036,768	986,026
Amortization of capitalized contract costs	102,926	90,463
Share-based compensation expense	134,361	173,325
Provision for operating losses and credit losses	60,677	84,154
Noncash lease expense	44,205	49,805
Deferred income taxes	(251,652)	(407,767)
Paid-in-kind interest capitalized to principal of notes receivable	(54,743)	(29,113)
Equity in income of equity method investments, net of tax	(50,644)	(54,101)
Technology asset charge	55,808	—
Net loss on business dispositions	—	139,095
Other, net	22,869	36,715
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(39,204)	(51,490)
Settlement processing assets and obligations, net	789,702	(29,857)
Prepaid expenses and other assets	(167,511)	(266,923)
Accounts payable and other liabilities	(219,081)	(127,456)
Net cash provided by operating activities	2,879,256	1,591,291
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash and restricted cash acquired	(373,790)	(4,099,766)
Capital expenditures	(490,913)	(500,795)
Issuance of notes receivable	—	(50,000)
Repayment of notes receivable	—	50,000
Net cash from sales of businesses	—	478,695
Proceeds from sale of investments	18,076	—
Other, net	6	2,187
Net cash used in investing activities	(846,621)	(4,119,679)
Cash flows from financing activities:
Net repayments of settlement lines of credit	(184,454)	(33,328)
Net borrowings from (repayments of) commercial paper notes	(1,367,859)	1,896,513
Proceeds from long-term debt	7,637,904	8,861,129
Repayments of long-term debt	(5,802,954)	(7,628,854)
Payments of debt issuance costs	(33,056)	(12,735)
Repurchases of common stock	(900,047)	(418,271)
Proceeds from stock issued under share-based compensation plans	33,531	51,085
Common stock repurchased - share-based compensation plans	(53,780)	(37,236)
Distributions to noncontrolling interests	(29,356)	(24,315)
Contributions from noncontrolling interests	2,116	—
Payment of deferred consideration in business combination	(6,390)	—
Purchase of capped calls related to issuance of convertible notes	(256,250)	—
Dividends paid	(190,478)	(195,611)
Net cash provided by (used in) financing activities	(1,151,073)	2,458,377
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,078	(35,730)
Increase (decrease) in cash, cash equivalents and restricted cash	882,640	(105,741)
Cash, cash equivalents and restricted cash, beginning of the period	2,256,875	2,215,606
Cash, cash equivalents and restricted cash, end of the period	$3,139,515	$2,109,865

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2024	254,353	$18,761,494	$4,018,207	$(392,287)	$22,387,414	$626,238	$23,013,652	$147,400
Net income			315,125		315,125	14,753	329,878	3,655
Other comprehensive income				122,949	122,949	29,070	152,019	5,575
Stock issued under share-based compensation plans	141	8,394			8,394		8,394
Common stock repurchased - share-based compensation plans	(92)	(10,036)			(10,036)		(10,036)
Share-based compensation expense		50,999			50,999		50,999
Excise tax on net share repurchases		(16)			(16)		(16)
Distributions to noncontrolling interests					—	(18,475)	(18,475)
Cash dividends declared ($0.25 per common share)			(63,436)		(63,436)		(63,436)
Balance at September 30, 2024	254,402	$18,810,835	$4,269,896	$(269,338)	$22,811,393	$651,586	$23,462,979	$156,630

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2023	259,962	$19,686,035	$2,863,852	$(378,401)	$22,171,486	$244,494	$22,415,980	$499,479
Net income			361,830		361,830	13,015	374,845	1,760
Other comprehensive loss				(92,537)	(92,537)	(8,767)	(101,304)	(7,418)
Stock issued under share-based compensation plans	424	31,803			31,803		31,803
Common stock repurchased - share-based compensation plans	(26)	(3,031)			(3,031)		(3,031)
Share-based compensation expense		36,624			36,624		36,624
Excise tax on net share repurchases		303			303		303
Distributions to noncontrolling interests					—	(5,422)	(5,422)	(1,638)
Redeemable noncontrolling interests measurement period adjustment					—			(19,051)
Cash dividends declared ($0.25 per common share)			(64,977)		(64,977)		(64,977)
Balance at September 30, 2023	260,360	$19,751,734	$3,160,705	$(470,938)	$22,441,501	$243,320	$22,684,821	$473,132

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2023	260,383	$19,800,953	$3,457,182	$(258,925)	$22,999,210	$280,340	$23,279,550	$507,965
Net income			1,003,192		1,003,192	35,189	1,038,381	7,489
Other comprehensive income (loss)				(10,413)	(10,413)	6,452	(3,961)	(1,979)
Stock issued under share-based compensation plans	1,418	33,531			33,531		33,531
Common stock repurchased - share-based compensation plans	(426)	(54,080)			(54,080)		(54,080)
Share-based compensation expense		134,361			134,361		134,361
Repurchases of common stock	(6,973)	(909,253)			(909,253)		(909,253)
Distributions to noncontrolling interests					—	(29,356)	(29,356)
Contributions from noncontrolling interests					—	89	89	2,027
Reclassification of redeemable noncontrolling interest to nonredeemable noncontrolling interest					—	358,872	358,872	(358,872)
Purchase of capped calls related to issuance of convertible notes, net of taxes of $61,573		(194,677)			(194,677)		(194,677)
Cash dividends declared ($0.75 per common share)			(190,478)		(190,478)		(190,478)
Balance at September 30, 2024	254,402	$18,810,835	$4,269,896	$(269,338)	$22,811,393	$651,586	$23,462,979	$156,630

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2022	263,082	$19,978,095	$2,731,380	$(405,969)	$22,303,506	$236,704	$22,540,210	$—
Net income			624,936		624,936	29,698	654,634	1,756
Other comprehensive loss				(64,969)	(64,969)	(1,676)	(66,645)	(6,287)
Stock issued under share-based compensation plans	1,697	51,085			51,085		51,085
Common stock repurchased - share-based compensation plans	(354)	(39,510)			(39,510)		(39,510)
Share-based compensation expense		173,325			173,325		173,325
Redeemable noncontrolling interests acquired in a business combination					—		—	556,070
Issuance of share-based awards in connection with a business combination		2,484			2,484		2,484
Repurchases of common stock	(4,065)	(413,745)			(413,745)		(413,745)
Distributions to noncontrolling interests					—	(21,406)	(21,406)	(2,909)
Redeemable noncontrolling interests measurement period adjustment					—		—	(75,498)
Cash dividends declared ($0.75 per common share)			(195,611)		(195,611)		(195,611)
Balance at September 30, 2023	260,360	$19,751,734	$3,160,705	$(470,938)	$22,441,501	$243,320	$22,684,821	$473,132

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

During the nine months ended September 30, 2024, we made measurement-period adjustments that increased the amount of goodwill by $19.9 million, primarily related to deferred income taxes as a result of finalizing the evaluation of the differences in the bases of assets and liabilities for financial reporting and tax purposes. The effects of the measurement-period adjustments on our consolidated statement of income for the nine months ended September 30, 2024 were not material.

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

For the nine months ended September 30, 2024, and during the period from the acquisition date through September 30, 2023, the acquired operations of EVO contributed less than 10% to our consolidated revenues and operating income. The historical revenue and earnings of EVO were not material for the purpose of presenting pro forma information. In addition, transaction costs associated with this business combination were not material.

NOTE 3—BUSINESS DISPOSITIONS

Gaming Business - On April 1, 2023, we completed the sale of our gaming business for approximately $400 million, subject to certain closing adjustments. The gaming business was included in our Merchant Solutions segment prior to disposition, and had been presented as held for sale in our consolidated balance sheet since December 31, 2022. We recognized a gain on the sale of $104.1 million during the nine months ended September 30, 2023.

Consumer Business - On April 26, 2023, we completed the sale of the consumer portion of our Netspend business for approximately $1 billion, subject to certain closing adjustments. The consumer business comprised our former Consumer Solutions segment prior to disposition and had been presented as held for sale with certain adjustments to report the disposal group at fair value less costs to sell in our consolidated balance sheet since June 30, 2022. We recognized a loss on this business disposition in our consolidated statement of income of $243.2 million during the nine months ended September 30, 2023. The loss during the nine months ended September 30, 2023 included the effects of incremental negotiated closing adjustments, changes in the estimated fair value of the seller financing and the effects of the final tax structure of the transaction.

Notes Receivable and Allowance for Credit Losses

In connection with the sale of our consumer business, we provided seller financing consisting of the following: (1) a first lien seven-year secured term loan facility with an aggregate principal amount of $350 million bearing interest at a fixed annual rate of 9.0%, including 3.5% payable quarterly in cash and 5.5% settled quarterly via the issuance of additional paid-in-kind ("PIK") notes with the same terms as the original notes until December 2024, after which interest will be payable quarterly in cash along with quarterly principal payments of $4.375 million with the remaining balance due at maturity; and (2) a second lien twenty-five year secured term loan facility with an aggregate principal amount of $325 million bearing interest at a fixed annual rate of 13.0% PIK due at maturity. In addition, during the second quarter of 2023, we provided the purchasers a five-year $50 million secured revolving facility, bearing interest at a fixed annual rate of 9.0% payable quarterly in cash, initial drawings on which were subsequently repaid during the third quarter of 2023.

In connection with the sale of our gaming business in April 2023, we provided seller financing consisting of an unsecured promissory note due April 1, 2030 with an aggregate principal amount of $32 million bearing interest at a fixed annual rate of 11.0%.

We recognized interest income of $22.8 million and $66.4 million on the notes during the three and nine months ended September 30, 2024, respectively, and $21.4 million and $37.1 million during the three and nine months ended September 30, 2023, respectively, as a component of interest and other income in the consolidated statements of income. The issuance of the notes in connection with the sale transactions was a noncash investing activity in our consolidated statement of cash flows for the nine months ended September 30, 2023.

As of September 30, 2024 and December 31, 2023, there was an aggregate principal amount of $795.1 million and $753.5 million, respectively, outstanding on the notes, including PIK interest, and the notes are presented net of the allowance for credit losses of $15.2 million within notes receivable in our consolidated balance sheet. Principal payments due within 12 months are included in prepaid expenses and other current assets in the consolidated balance sheets. We recognized an initial noncash charge as an allowance for estimated future credit losses on the notes of $18.2 million during the nine months ended September 30, 2023, which is included as a component of interest and other expense in our consolidated statements of income. The allowance for estimated future credit losses was subsequently reduced to $15.2 million in the fourth quarter of 2023. The estimated fair value of the notes receivable was $802.5 million and $735.6 million as of September 30, 2024 and December 31, 2023, respectively. The estimated fair value of notes receivable was based on a discounted cash flow approach and is considered to be a Level 3 measurement of the valuation hierarchy.

NOTE 4—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Merchant Solutions	Issuer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,610,070	$467,699	$(5,849)	$2,071,920
Europe	320,911	142,042	—	462,953
Asia Pacific	66,679	11,389	(11,389)	66,679
	$1,997,660	$621,130	$(17,238)	$2,601,552

	Three Months Ended September 30, 2023
	Merchant Solutions	Issuer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,524,575	$465,263	$(5,237)	$1,984,601
Europe	295,787	131,659	—	427,446
Asia Pacific	63,644	10,926	(10,926)	63,644
	$1,884,006	$607,848	$(16,163)	$2,475,691

	Nine Months Ended September 30, 2024
	Merchant Solutions	Issuer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$4,744,077	$1,393,071	$(17,524)	$6,119,624
Europe	869,908	412,181	—	1,282,089
Asia Pacific	188,795	32,121	(32,121)	188,795
	$5,802,780	$1,837,373	$(49,645)	$7,590,508

	Nine Months Ended September 30, 2023
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$4,389,598	$1,363,627	$182,740	$(31,713)	$5,904,252
Europe	750,810	374,044	—	—	1,124,854
Asia Pacific	191,501	31,525	—	(31,525)	191,501
	$5,331,909	$1,769,196	$182,740	$(63,238)	$7,220,607

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(in thousands)

Relationship-led	$1,030,798	$1,003,647	$2,950,733	$2,775,372
Technology-enabled	966,862	880,359	2,852,047	2,556,537
	$1,997,660	$1,884,006	$5,802,780	$5,331,909

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606") requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and nine months ended September 30, 2024 and 2023, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of September 30, 2024 and December 31, 2023 was as follows:

	Balance Sheet Location	September 30, 2024	December 31, 2023

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$376,271	$360,684
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	$220,185	$197,355

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	$240,911	$229,686
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	$62,241	$54,246

Net contract assets were not material at September 30, 2024 or December 31, 2023. Revenue recognized for the three months ended September 30, 2024 and 2023 from contract liability balances at the beginning of each period was $84.9 million and $85.2 million, respectively. Revenue recognized for the nine months ended September 30, 2024 and 2023 from contract liability balances at the beginning of each period was $188.2 million and $181.3 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at September 30, 2024. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

2024	$318,789
2025	1,093,200
2026	864,518
2027	657,806
2028	375,721
2029	167,104
2030 and thereafter	335,248
Total	$3,812,386

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2024 and December 31, 2023, goodwill and other intangible assets consisted of the following:

	September 30, 2024	December 31, 2023

	(in thousands)

Goodwill	$26,959,567	$26,743,523
Other intangible assets:
Customer-related intangible assets	$10,801,626	$10,653,036
Acquired technologies	3,042,297	3,005,576
Contract-based intangible assets	2,260,229	2,254,273
Trademarks and trade names	1,075,529	1,074,631
	17,179,681	16,987,516
Less accumulated amortization:
Customer-related intangible assets	4,476,970	3,866,686
Acquired technologies	2,307,509	2,047,330
Contract-based intangible assets	410,920	309,886
Trademarks and trade names	665,747	595,568
	7,861,146	6,819,470
	$9,318,535	$10,168,046

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the nine months ended September 30, 2024:

	Merchant Solutions	Issuer Solutions	Total

	(in thousands)
Balance at December 31, 2023	$17,226,828	$9,516,695	$26,743,523
Goodwill acquired	191,507	—	191,507
Effect of foreign currency translation	(7,043)	11,653	4,610
Measurement period adjustments	19,927	—	19,927
Balance at September 30, 2024	$17,431,219	$9,528,348	$26,959,567

Accumulated impairment losses for goodwill were $357.9 million as of September 30, 2024 and December 31, 2023.

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of September 30, 2024 and December 31, 2023, long-term debt consisted of the following:

	September 30, 2024	December 31, 2023

	(in thousands)

1.500% senior notes due November 15, 2024	$499,844	$499,143
2.650% senior notes due February 15, 2025	999,372	998,172
1.200% senior notes due March 1, 2026	1,097,285	1,095,848
4.800% senior notes due April 1, 2026	766,950	775,425
2.150% senior notes due January 15, 2027	747,134	746,196
4.950% senior notes due August 15, 2027	497,180	496,444
4.450% senior notes due June 1, 2028	466,111	469,406
3.200% senior notes due August 15, 2029	1,242,322	1,241,169
5.300% senior notes due August 15, 2029	496,587	496,063
2.900% senior notes due May 15, 2030	993,415	992,537
2.900% senior notes due November 15, 2031	744,023	743,394
5.400% senior notes due August 15, 2032	743,524	742,908
4.150% senior notes due August 15, 2049	741,126	740,860
5.950% senior notes due August 15, 2052	738,875	738,576
4.875% senior notes due March 17, 2031	882,592	873,747
1.000% convertible notes due August 15, 2029	1,459,694	1,453,493
1.500% convertible notes due March 1, 2031	1,969,369	—
Revolving credit facility	1,500,000	1,570,000
Commercial paper notes	—	1,371,639
Finance lease liabilities	14,362	24,525
Other borrowings	168,945	243,337
Total long-term debt	16,768,710	16,312,882
Less current portion	1,552,863	620,585
Long-term debt, excluding current portion	$15,215,847	$15,692,297

The carrying amounts of our senior notes and convertible notes in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At September 30, 2024, the unamortized discount on senior notes and convertible notes was $40.5 million, and unamortized debt issuance costs on senior notes and convertible notes were $98.0 million. At December 31, 2023, the unamortized discount on senior notes and convertible notes was $46.1 million and unamortized debt issuance costs on senior notes and convertible notes were $78.4 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At September 30, 2024 and December 31, 2023, unamortized debt issuance costs on the unsecured revolving credit facility were $14.7 million and $18.5 million, respectively.

At September 30, 2024, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year Ending December 31,

2024	$526,461
2025	1,051,733
2026	1,887,927
2027	2,787,642
2028	464,391
2029	3,250,128
2030 and thereafter	6,891,461
Total	$16,859,743

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

In connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes and other financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon the conversion of the notes, or offset our cash obligation if the cash settlement option is elected, for amounts in excess of the principal amount of converted notes subject to a cap. The initial cap price of the capped call transactions is $228.90 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $256.3 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated balance sheet as of September 30, 2024, net of applicable income taxes.

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

Revolving Credit Facility

Our revolving credit agreement provides for an unsubordinated unsecured $5.75 billion revolving credit facility that matures in August 2027. As of September 30, 2024, there were borrowings of $1.5 billion outstanding under the revolving credit facility with an interest rate of 6.56%, and the total available commitments under the revolving credit facility were $4.2 billion.

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

As of September 30, 2024, we had no borrowings outstanding under our commercial paper program. The commercial program is backstopped by our revolving credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. As such, we could draw on the revolving credit facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

Fair Value of Long-Term Debt

As of September 30, 2024, our senior notes had a total carrying amount of $11.7 billion and an estimated fair value of $11.3 billion. As of September 30, 2024, our 1.500% convertible notes due March 1, 2031 had a total carrying amount of $2.0 billion and an estimated fair value of $1.9 billion. The estimated fair values were based on quoted market prices in active markets and are considered to be Level 1 measurements of the valuation hierarchy.

As of September 30, 2024, our 1.000% convertible notes due August 15, 2029 had a total carrying amount of $1.5 billion and an estimated fair value of $1.5 billion. The estimated fair value of our convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the valuation hierarchy.

The fair value of other long-term debt approximated its carrying amount at September 30, 2024.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. The required leverage ratio was increased as a result of the acquisition of EVO and will gradually step-down over eight quarters to the original required ratio of 3.75 to 1.00. As of September 30, 2024, the required leverage ratio was 4.25 to 1.00, and the required interest coverage ratio was 3.00 to 1.00. We were in compliance with all applicable covenants as of September 30, 2024.

Interest Expense

Interest expense was $150.0 million and $173.3 million for the three months ended September 30, 2024 and 2023, respectively, and $465.2 million and $464.6 million for the nine months ended September 30, 2024 and 2023, respectively.

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

We recognized a (loss) gain of $(34.0) million and $26.8 million within foreign currency translation adjustments in other comprehensive income in our consolidated statements of comprehensive income during the three months ended September 30, 2024 and 2023, respectively, and $(34.9) million and $10.3 million during the nine months ended September 30, 2024 and 2023, respectively.

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

The table below presents information about our interest rate swaps, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at September 30, 2024	Range of Maturity Dates at September 30, 2024	September 30, 2024	December 31, 2023

				(in thousands)

Interest rate swaps (Notional of $1.5 billion at September 30, 2024 and December 31, 2023)	Other noncurrent liabilities	4.26%	April 17, 2027 - August 17, 2027	$34,172	$28,187

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive income (loss)	$(31,811)	$22,993	$6,234	$15,020
Net unrealized gains reclassified out of other comprehensive income (loss) to interest expense	$2,786	$2,375	$8,067	$1,890

As of September 30, 2024, the amount of net unrealized loss in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $10.1 million.

NOTE 8—INCOME TAX

Our effective income tax rates for the three and nine months ended September 30, 2024 were 15.3% and 13.4%, respectively. Our effective income tax rates for the three and nine months ended September 30, 2024 differed favorably from the U.S. statutory rate primarily as a result of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction. Our effective income tax rate for the nine months ended September 30, 2024 also included the favorable effect of a change in the assessment of the need for a valuation allowance related to certain foreign tax credit carryforwards.

For the three months ended September 30, 2023, our effective income tax rate of 14.1% was lower than the U.S. statutory rate primarily due to the favorable effects of foreign-derived intangible income deductions, tax credits and foreign interest income not subject to tax. For the nine months ended September 30, 2023, our effective income tax rate of 24.9% was higher than the U.S. statutory rate as a result of a gain on the dispositions of our consumer and gaming businesses for income tax reporting purposes, while a net loss on the dispositions was recognized for financial reporting purposes, which was partially offset by the favorable effect on the rate of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction.

NOTE 9—REDEEMABLE NONCONTROLLING INTERESTS

The portions of equity in certain of our consolidated subsidiaries that are not attributable, directly or indirectly, to us, are redeemable upon the occurrence of an event that is not solely within our control.

During the second quarter of 2024, we formed a new joint venture in Germany, of which we hold a 51% controlling interest. Under the shareholder agreement, the minority shareholder has the option to compel us to purchase their shares at fair market value upon the occurrence of a specific change in control event. As of September 30, 2024, the option is not considered probable of becoming redeemable. We also own 51% of our subsidiary in Greece and 50.1% of our subsidiary in Chile. Under the respective shareholder agreements, the minority shareholders have the option to compel us to purchase their shares at a price per share based on the fair value of the shares, or under certain circumstances for our subsidiary in Greece, at a price determined by calculations stipulated in the shareholder agreement. The options have no expiration date.

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

NOTE 10—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the nine months ended September 30, 2024 and 2023, we repurchased and retired 6,972,979 and 4,064,918 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $909.3 million and $413.7 million, or $130.40 and $101.79 per share, respectively. The share repurchase activity for the nine months ended September 30, 2024 included the repurchase of 1,414,759 shares using a portion of the net proceeds from our offering of 1.500% convertible unsecured senior notes due March 2031 through privately negotiated transactions with purchasers of notes in the offering, or one of their respective affiliates. The purchase price per share of the common stock repurchased in such transactions equaled the closing price of the common stock on February 20, 2024, which was $130.80 per share.

As of September 30, 2024, the remaining amount available under our share repurchase program was $1,371.9 million. On October 24, 2024, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $2.5 billion. On October 30, 2024, we entered into an accelerated share repurchase agreement to repurchase an aggregate $600 million shares of common stock during the program purchase period, which will end prior to December 31, 2024. The total number of shares to be repurchased under the program will generally be based on the average of the daily volume-weighted average prices of our common stock during the repurchase period less a discount and subject to adjustments pursuant to the terms of the program.

On October 24, 2024, our board of directors declared a dividend of $0.25 per share payable on December 27, 2024 to common shareholders of record as of December 13, 2024.

NOTE 11—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(in thousands)

Share-based compensation expense	$50,999	$36,624	$134,361	$173,325
Income tax benefit	$12,105	$7,488	$28,439	$39,378

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the nine months ended September 30, 2024:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2023	2,481	$131.41
Granted	1,214	129.14
Vested	(1,142)	142.65
Forfeited	(153)	121.64
Unvested at September 30, 2024	2,400	$125.54

The total fair value of restricted stock and performance awards vested during the nine months ended September 30, 2024 and 2023 was $162.8 million and $159.9 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $47.7 million and $33.7 million during the three months ended September 30, 2024 and 2023, respectively, and $123.9 million and $153.6 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $163.8 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 1.9 years.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2024:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2023	921	$99.54	5.0	$32.1
Granted	168	127.99
Forfeited	(70)	153.24
Exercised	(207)	58.55
Outstanding at September 30, 2024	812	$111.34	5.6	$7.3

Options vested and exercisable at September 30, 2024	551	$108.22	4.1	$6.7

We recognized compensation expense for stock options of $2.0 million and $1.7 million during the three months ended September 30, 2024 and 2023, respectively, and $6.2 million and $15.5 million during the nine months ended September 30, 2024 and 2023, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was $14.7 million and $8.7 million, respectively. As of September 30, 2024, we had $8.8 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.1 years.

The weighted-average grant-date fair value of stock options granted, including replacement awards granted in connection with the EVO acquisition, during the nine months ended September 30, 2024 and 2023 was $53.28 and $46.17, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2024	September 30, 2023

Risk-free interest rate	4.13%	3.84%
Expected volatility	45%	45%
Dividend yield	0.90%	0.81%
Expected term (years)	5	5

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

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the three and nine months ended September 30, 2024 excluded approximately 0.5 million shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. The dilutive share base for the three and nine months ended September 30, 2023 excluded approximately 0.2 million shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share.

The effect of the potential shares needed to settle the conversion spread on our convertible notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the three and nine months ended September 30, 2024, the convertible notes were not included in the computation of diluted EPS as the effect would have been anti-dilutive. Further, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(in thousands)

Basic weighted-average number of shares outstanding	254,402	260,232	255,355	260,890
Plus: Dilutive effect of stock options and other share-based awards	495	703	525	520
Diluted weighted-average number of shares outstanding	254,897	260,935	255,880	261,410

NOTE 13—SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. As of September 30, 2024, approximately 75% of our total balance of cash and cash equivalents was held within a small group of financial institutions, primarily large money center banks. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any losses associated with our balances in such accounts for the three and nine months ended September 30, 2024 and 2023.

Restricted cash includes amounts that cannot be withdrawn or used for general operating activities under legal or regulatory restrictions. Restricted cash consists of amounts under legal restriction, amounts deposited by customers for prepaid card transactions and funds held as a liquidity reserve that are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use. Restricted cash is included in prepaid expenses and other current assets in the consolidated balance sheets with a corresponding liability in accounts payable and accrued liabilities.

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

	September 30, 2024	December 31, 2023

	(in thousands)
Cash and cash equivalents	$2,941,940	$2,088,887
Restricted cash	197,575	167,190
Cash included in assets held for sale	—	798
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$3,139,515	$2,256,875

Long-lived assets

As a result of decisions made in the third quarter of 2024 regarding the future state of our technology architecture model, we wrote off capitalized software assets of $27.3 million and capitalized cloud implementation cost assets of $28.5 million that will no longer be utilized under a revised development strategy. These charges for the three and nine months ended September 30, 2024 are presented within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes.

During the three and nine months ended September 30, 2024, we entered into agreements to acquire hardware, of which $10.1 million was financed under a four-year vendor financing arrangement.

During the three and nine months ended September 30, 2023, we entered into agreements to acquire hardware, software and related services, of which $19.6 million and $67.6 million, respectively, was financed under four to five-year vendor financing arrangements. Certain of the agreements included the purchase of assets previously leased.

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

The Series B and C convertible preferred shares become convertible in stages based on developments in the litigation and become fully convertible no later than 2028 (subject to a holdback to cover any then pending claims). In July 2024, in connection with the third mandatory release assessment, a portion of the Series B and C convertible preferred shares was converted by Visa. We recognized a gain of $18.8 million reported in interest and other income in our consolidated statement of income for the three and nine months ended September 30, 2024 based on the fair value of the shares received. The converted shares were subsequently sold in September and October 2024. The remaining Series B and C convertible preferred shares continue to be carried at an assigned value of zero based on the aforementioned factors.

Accounts payable and accrued liabilities

In 2024, certain actions were taken to align our workforce to our new operating model. During the three months ended September 30, 2024, we recognized charges for employee termination benefits of $56.4 million, which included $15.5 million of share-based compensation expense. During the nine months ended September 30, 2024, we recognized charges for employee termination benefits of $94.1 million, which included $18.2 million of share-based compensation expense. These charges are presented within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes. At September 30, 2024, accounts payable and accrued liabilities in the consolidated balance sheet included obligations totaling $34.1 million for employee termination benefits, which are expected to be paid within the next 12 months.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three and nine months ended September 30, 2024 and 2023:

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at June 30, 2024	$(373,746)	$(16,015)	$(2,526)	$(392,287)
Other comprehensive income (loss)	149,158	(26,209)	—	122,949
Balance at September 30, 2024	$(224,588)	$(42,224)	$(2,526)	$(269,338)

Balance at June 30, 2023	$(347,290)	$(28,102)	$(3,009)	$(378,401)
Other comprehensive income (loss)	(108,179)	15,664	(22)	(92,537)
Balance at September 30, 2023	$(455,469)	$(12,438)	$(3,031)	$(470,938)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $34.6 million and $(16.2) million for the three months ended September 30, 2024 and 2023, respectively.

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2023	$(215,540)	$(40,859)	$(2,526)	$(258,925)
Other comprehensive income (loss)	(9,048)	(1,365)	—	(10,413)
Balance at September 30, 2024	$(224,588)	$(42,224)	$(2,526)	$(269,338)

Balance at December 31, 2022	$(380,584)	$(22,420)	$(2,965)	$(405,969)
Other comprehensive income (loss)	(74,885)	9,982	(66)	(64,969)
Balance at September 30, 2023	$(455,469)	$(12,438)	$(3,031)	$(470,938)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $4.5 million and $(8.0) million for the nine months ended September 30, 2024 and 2023, respectively.

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

Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization were as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(in thousands)

Revenues(1):
Merchant Solutions	$1,997,660	$1,884,006	$5,802,780	$5,331,909
Issuer Solutions	621,130	607,848	1,837,373	1,769,196
Consumer Solutions	—	—	—	182,740
Intersegment eliminations	(17,238)	(16,163)	(49,645)	(63,238)
Consolidated revenues	$2,601,552	$2,475,691	$7,590,508	$7,220,607

Operating income (loss)(1):
Merchant Solutions	$707,546	$637,864	$1,960,509	$1,748,622
Issuer Solutions	106,045	113,877	322,517	292,388
Consumer Solutions	—	—	—	(3,908)
Corporate	(338,010)	(193,545)	(782,569)	(680,337)
Net loss on business dispositions	—	—	—	(139,095)
Consolidated operating income	$475,581	$558,196	$1,500,457	$1,217,670

Depreciation and amortization(1):
Merchant Solutions	$302,699	$291,260	$894,250	$827,891
Issuer Solutions	165,076	161,786	493,815	484,560
Corporate	6,799	5,578	17,608	15,600
Consolidated depreciation and amortization	$474,574	$458,624	$1,405,673	$1,328,051

(1) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates and the effects of divested businesses through the respective disposal dates. See “Note 2—Acquisition” and “Note 3—Business Dispositions” for further discussion.

During the three months ended September 30, 2024 and 2023, operating income included acquisition and integration expenses of $45.8 million and $75.1 million, respectively, which were primarily included within Corporate expenses. During the nine months ended September 30, 2024 and 2023, operating income included acquisition and integration expenses of $180.4 million and $244.4 million, respectively, which were primarily included within Corporate expenses.

During the three and nine months ended September 30, 2024, Corporate expenses also included employee termination benefits of $56.4 million and $94.1 million, respectively, as well as costs of $59.2 million associated with our business transformation initiative and charges of $55.8 million for technology assets that will no longer be utilized under a revised technology architecture development strategy.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Legal Matters

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

NOTE 17—SUBSEQUENT EVENT

On October 27, 2024, we entered into a definitive agreement to sell our AdvancedMD business for consideration of $1.125 billion consisting of (i) $1 billion payable at closing and subject to certain closing adjustments, and (ii) up to $125 million contingent upon the purchaser achieving certain specified returns. The transaction is expected to close in the fourth quarter of 2024, subject to the receipt of required regulatory clearance and other customary closing conditions.

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

We have grown organically, as well as through acquisitions, and continue to invest in new technology solutions, infrastructure to support our growing business and the ongoing consolidation and enhancement of our operating platforms. These investments include new product development and innovation to further enhance and differentiate our suite of technology and solutions available to customers, along with migration of certain underlying technology platforms to cloud environments to enhance performance, improve speed to market and drive cost efficiencies. We also continue to execute on integration and other business transformation activities, such as combining business operations, streamlining technology infrastructure, eliminating duplicative corporate and operational support structures and realizing scale efficiencies.

Highlights related to our financial condition at September 30, 2024, and results of operations for the three and nine months then ended, include the following:

•Consolidated revenues for the three and nine months ended September 30, 2024 increased to $2,601.6 million and $7,590.5 million, respectively, compared to $2,475.7 million and $7,220.6 million, respectively, for the prior year. The increase in consolidated revenues was primarily due to growth in transaction volumes. For the nine months ended September 30, 2024, the effect on revenues from the EVO business acquired in March 2023 was offset by the effect on revenues from the divestitures of our gaming and consumer businesses in April 2023.

•Merchant Solutions segment operating income for the three and nine months ended September 30, 2024 and Issuer Solutions segment operating income for the nine months ended September 30, 2024 increased compared to the prior year primarily due to the favorable effect of increases in revenues, as certain fixed costs do not vary with revenues. Merchant Solutions operating income for the nine months ended September 30, 2024 also reflected an increase related to the acquired EVO business, as the same period in 2023 only reflected the acquisition for a portion of the period. Issuer Solutions segment operating income for the three months ended September 30, 2024 decreased compared to the prior year due to slightly higher costs.

•Consolidated operating income for the three and nine months ended September 30, 2024 included the favorable effects of the increase in revenues as compared to the prior year and lower acquisition and integration expenses. These favorable effects were offset by expenses related to business transformation activities, a technology asset charge and an increase in amortization of acquired intangibles, primarily related to the acquisition of EVO. Consolidated operating income for the nine months ended September 30, 2023 included the effects of the gain on the sale of our gaming business and the loss on the sale of our consumer business.

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

Strategy and Business Transformation

Early this year, we launched a holistic review of our business to examine our strategy, operational fitness and ability to deliver sustainable performance. We refreshed our strategy to ensure we are focusing our resources, efforts and investments on the areas of the business that will drive the best opportunities for growth. We then evaluated our organizational structure and operating model and capacity to execute against this strategy. This gave rise to a broad operational transformation agenda to ensure we are poised for success.

We are streamlining and simplifying our strategy, organization and operating environment through our transformation program to deliver a global, unified operating company. We are aligning the Global Payments brand identity across our assets and solidifying go-to-market activities under a common umbrella. In our Merchant Solutions segment, we are harmonizing products and capabilities and prioritizing small and medium-sized businesses to deliver our full suite of differentiated software and commerce enablement solutions. In our Issuer Solutions segment, we are capitalizing on growth opportunities through our cloud modernization and cross-selling initiatives, while also leveraging the strategic value of this business to extend our capabilities across the payments value chain.

We have consolidated our technology organizations and teams under common leadership to enhance speed and quality of product development with a customer-centric, product-led mindset. We have also centralized our operations functions to enhance our servicing model and focus on improving the customer journey, leveraging best-in-class technology and providing differentiated service experiences for our clients.

These strategic, organizational and operational transformation activities have just begun and are expected to continue over the next few years. As we focus on executing and delivering transformation initiatives, we anticipate incremental expenses related to the transformation and potential asset impairment charges through early 2027. We are also undertaking a strategic review of our business portfolio to evaluate potential assets for divestiture to further streamline our business and create value for shareholders.

We expect our transformation initiatives to generate more than $500 million of annual run-rate operating income benefit by the first half of 2027.

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

We have sought to reduce our interest rate risk through the issuance of fixed rate debt in place of variable rate debt and through interest rate swap hedging arrangements that convert a significant portion of the eligible variable rate borrowings under our revolving credit facility to a fixed rate. However, inflationary pressure or interest rate fluctuations could adversely affect our business and financial performance as a result of higher costs and/or lower consumer spending. In addition, continued inflation or a rise in interest rates could have an adverse effect on our future financial results and the recoverability of assets. However, as the future magnitude, duration and effects of these conditions are difficult to predict at this time, we are unable to predict the extent of the potential effect on our financial results.

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

For a further discussion of trends, uncertainties and other factors that could affect our future operating results, see the section entitled “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent filings we make with the SEC, including this Form 10-Q.

Results of Operations

We operate in two reportable segments: Merchant Solutions and Issuer Solutions. As described in “Note 3 – Business Dispositions” in the notes to the accompanying unaudited consolidated financial statements, during the second quarter of 2023, we completed the sale of the consumer portion of our Netspend business, which comprised our former Consumer Solutions segment. Our former Consumer Solutions segment is presented below for periods prior to disposition. For further information about our reportable segments, see “Item 1. Business—Business Segments” within our Annual Report on Form 10-K for the year ended December 31, 2023, incorporated herein by reference, and “Note 15—Segment Information” in the notes to the accompanying unaudited consolidated financial statements included in Part I, Item 1 — Financial Statements.

Key Drivers of our Results of Operations

Our revenues for both of our segments are dependent upon the volume of payment transactions we process, cardholder accounts on file and other factors (transaction volume). As the majority of our services are priced as a percentage of transaction value or specified fee per unit or transaction, many under multi-year customer arrangements, our revenues generally grow period-over-period in line with the rate of increase in transaction volume.

Our operating expenses consist primarily of the cost of the technology to provide services to our customers and our people costs to support the operations. Many of those costs do not vary directly with the level of payment transactions we process for our customers, generating operating leverage. As revenues increase, operating income and operating margin (operating income as a percentage of revenues) generally increase.

We also grow our business through strategic acquisitions of similar businesses. Our revenues increase from the transaction volume from the customers of the acquired businesses. As we integrate the businesses, we also are able to improve operating income and operating margin by generating synergies to lower the cost base of those businesses.

The following table sets forth key selected financial data for the three months ended September 30, 2024 and 2023, this data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the three months ended September 30, 2024 and 2023 is derived from the accompanying unaudited consolidated financial statements.

	Three Months Ended September 30, 2024	% of Revenues(1)	Three Months Ended September 30, 2023	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$1,997,660	76.8%	$1,884,006	76.1%	$113,654	6.0%
Issuer Solutions	621,130	23.9%	607,848	24.6%	13,282	2.2%
Intersegment eliminations	(17,238)	(0.7)%	(16,163)	(0.7)%	(1,075)	6.7%
Consolidated revenues	$2,601,552	100.0%	$2,475,691	100.0%	$125,861	5.1%

Consolidated operating expenses(2):
Cost of service	$946,945	36.4%	$915,531	37.0%	$31,414	3.4%
Selling, general and administrative	1,179,026	45.3%	1,001,964	40.5%	177,062	17.7%
Operating expenses	$2,125,971	81.7%	$1,917,495	77.5%	$208,476	10.9%

Operating income (loss)(2):
Merchant Solutions	$707,546	27.2%	$637,864	25.8%	$69,682	10.9%
Issuer Solutions	106,045	4.1%	113,877	4.6%	(7,832)	(6.9)%
Corporate	(338,010)	(13.0)%	(193,545)	(7.8)%	(144,465)	74.6%
Operating income	$475,581	18.3%	$558,196	22.5%	$(82,615)	(14.8)%

Operating margin(2):
Merchant Solutions	35.4%		33.9%		1.5%
Issuer Solutions	17.1%		18.7%		(1.6)%

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

Operating income included acquisition and integration expenses of $45.8 million and $75.1 million for the three months ended September 30, 2024 and 2023, respectively, which were primarily included within Corporate selling, general and administrative expenses.

During the three months ended September 30, 2024, Corporate expenses also reflected employee termination benefits of $56.4 million, costs of $59.2 million associated with our business transformation initiative and charges of $55.8 million for technology assets that will no longer be utilized under a revised technology architecture development strategy.

The following table sets forth key selected financial data for the nine months ended September 30, 2024 and 2023, this data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the nine months ended September 30, 2024 and 2023 is derived from the accompanying unaudited consolidated financial statements.

	Nine Months Ended September 30, 2024	% of Revenues(1)	Nine Months Ended September 30, 2023	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$5,802,780	76.4%	$5,331,909	73.8%	$470,871	8.8%
Issuer Solutions	1,837,373	24.2%	1,769,196	24.5%	68,177	3.9%
Consumer Solutions	—	—%	182,740	2.5%	(182,740)	NM
Intersegment eliminations	(49,645)	(0.7)%	(63,238)	(0.9)%	13,593	(21.5)%
Consolidated revenues	$7,590,508	99.9%	$7,220,607	100.0%	$369,901	5.1%

Consolidated operating expenses(2):
Cost of service	$2,807,819	37.0%	$2,805,237	38.9%	$2,582	0.1%
Selling, general and administrative	3,282,232	43.2%	3,058,605	42.4%	223,627	7.3%
Net loss on business dispositions	—	—%	139,095	1.9%	(139,095)	NM
Operating expenses	$6,090,051	80.2%	$6,002,937	83.1%	$87,114	1.5%

Operating income (loss)(2):
Merchant Solutions	$1,960,509	25.8%	$1,748,622	24.2%	$211,887	12.1%
Issuer Solutions	322,517	4.2%	292,388	4.0%	30,129	10.3%
Consumer Solutions	—	—%	(3,908)	(0.1)%	3,908	NM
Corporate	(782,569)	(10.3)%	(680,337)	(9.4)%	(102,232)	15.0%
Net loss on business dispositions	—	—%	(139,095)	(1.9)%	139,095	NM
Operating income	$1,500,457	19.8%	$1,217,670	16.9%	$282,787	23.2%

Operating margin(2):
Merchant Solutions	33.8%		32.8%		1.0%
Issuer Solutions	17.6%		16.5%		1.1%
Consumer Solutions	—%		(2.1)%		NM

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

Operating income included acquisition and integration expenses of $180.4 million and $244.4 million for the nine months ended September 30, 2024 and 2023, respectively, which were primarily included within Corporate selling, general and administrative expenses.

During the nine months ended September 30, 2024, Corporate expenses also reflected employee termination benefits of $94.1 million, costs of $59.2 million associated with our the business transformation initiative and charges of $55.8 million for technology assets that will no longer be utilized under a revised technology architecture development strategy.

Revenues

Consolidated revenues for each of the three and nine months ended September 30, 2024 increased by 5.1% to $2,601.6 million and $7,590.5 million, respectively, compared to $2,475.7 million and $7,220.6 million, respectively, for the prior year.

The nine months ended September 30, 2023 included revenues of $182.7 million related to the consumer business divested in April 2023.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the three months ended September 30, 2024 increased by $113.7 million, or 6.0%, to $1,997.7 million, compared to $1,884.0 million for the prior year. Revenues from our Merchant Solutions segment for the nine months ended September 30, 2024 increased by $470.9 million, or 8.8%, to $5,802.8 million, compared to $5,331.9 million for the prior year.

For the three months ended September 30, 2024, our technology-enabled distribution channel contributed $86.5 million to segment revenue growth. For the nine months ended September 30, 2024, our technology-enabled distribution channel contributed $295.5 million to segment revenue growth. The increase in revenues in our technology-enabled distribution channel was primarily driven by growth in transaction volume within integrated and embedded payments from new customers and incremental cross-selling of services.

For the three months ended September 30, 2024, our relationship-led distribution channel contributed $27.2 million to segment revenue growth. For the nine months ended September 30, 2024, our relationship-led channel contributed $175.4 million to segment revenue growth. The increase in revenues in our relationship-led distribution channel was primarily driven by an increase in transaction volume, including from recently acquired businesses.

For the nine months ended September 30, 2024, the net impact of our acquisition and divestiture activities contributed approximately 3.1% growth to Merchant Solutions, with the EVO business acquired in March 2023 contributing approximately 3.6% growth.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the three and nine months ended September 30, 2024 increased by 2.2% and 3.9%, respectively, to $621.1 million and $1,837.4 million, respectively, compared to $607.8 million and $1,769.2 million, respectively, for the prior year. For the three and nine months ended September 30, 2024, the increase in revenues was primarily due to an increase in transaction volume.

Operating Expenses

Cost of Service. Cost of service for the three and nine months ended September 30, 2024 was $946.9 million and $2,807.8 million, respectively, compared to $915.5 million and $2,805.2 million, respectively, for the prior year. Cost of service as a percentage of revenues decreased to 36.4% and 37.0%, respectively, for the three and nine months ended September 30, 2024, compared to 37.0% and 38.9%, respectively, for the prior year.

For the three and nine months ended September 30, 2024, cost of service as a percentage of revenues decreased primarily due to improved operating leverage in the business, partially offset by increases of $10.0 million and $43.7 million, respectively, in amortization and depreciation expenses, primarily related to amortization of acquired intangibles for recent acquisitions. For the nine months ended September 30, 2024, cost of service as a percentage of revenues also decreased as a result of the divestiture of our consumer business, which had a higher cost of service as a percentage of revenues relative to our Merchant Solutions and Issuer Solutions segments. The effect on cost of service as a percentage of revenues of the acquired EVO business was insignificant.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2024 were $1,179.0 million and $3,282.2 million, respectively, compared to $1,002.0 million and $3,058.6 million, respectively, for the prior year. Selling, general and administrative expenses as a percentage of revenues was 45.3% and 43.2%, respectively, for the three and nine months ended September 30, 2024, compared to 40.5% and 42.4%, respectively, for the prior year.

For the three and nine months ended September 30, 2024, selling, general and administrative expenses as a percentage of revenues increased primarily due to higher corporate expenses. Corporate expenses for the three and nine months ended September 30, 2024 include employee termination benefits of $56.4 million and $94.1 million, respectively, including $15.5 million and $18.2 million, respectively, of share-based compensation expense. Corporate expenses for the three and nine months ended September 30, 2024 also include costs of $59.2 million associated with our business transformation initiatives, primarily for resources to support the initiative, and charges of $55.8 million for technology assets that will no longer be utilized under a revised cloud development strategy. This increase in selling, general and administrative expenses as a percentage of revenues was partially offset by a reduction in acquisition and integration expenses of $29.3 million and $64.0 million for the three and nine months ended September 30, 2024, respectively. For the nine months ended September 30, 2024, our acquisition and divestiture activities had less than 1% effect on selling, general and administrative expenses as a percentage of revenues, both individually and in aggregate.

Operating Income and Operating Margin

Consolidated operating income for the three and nine months ended September 30, 2024 was $475.6 million and $1,500.5 million, respectively, compared to $558.2 million and $1,217.7 million, respectively, for the prior year. Operating margin for the three and nine months ended September 30, 2024 were 18.3% and 19.8%, respectively, compared to 22.5% and 16.9%, respectively, for the prior year.

For the three months ended September 30, 2024:

•Consolidated operating income decreased $82.6 million and operating margin decreased 4.2% primarily due to the higher costs incurred in connection with business transformation activities and the technology asset charge as described above;

•Merchant Solutions segment operating income increased $69.7 million due to higher revenues, and operating margin increased 1.5% due to improved operating leverage in the business; and

•Issuer Solutions segment operating income decreased $7.8 million and operating margin decreased 1.6% due to higher costs, including systems costs to support development activities and compensation costs.

For the nine months ended September 30, 2024:

•Consolidated operating income and operating margin reflected the higher costs incurred in connection with business transformation activities and the technology asset charge as described above;

•Consolidated operating income and operating margin for the nine months ended September 30, 2023 included the effects of the $104.1 million gain on the sale of our gaming business and the $243.2 million net loss on the sale of our consumer business;

•Merchant Solutions segment operating income increased $211.9 million due to higher revenues, and operating margin increased 1.0% due to an improved operating leverage in the business; and

•Issuer Solutions segment operating income increased $30.1 million due to higher revenues and operating margin increased 1.1% due to improved operating leverage.

Other Income/Expense, Net

Interest and other income for the three and nine months ended September 30, 2024 increased to $55.3 million and $126.6 million, respectively, compared to $35.7 million and $74.8 million, respectively, for the prior year. The three and nine months ended September 30, 2024 included a gain of $18.8 million recognized in connection with the release and conversion of a portion of our Visa convertible preferred shares. See "Note 13—Supplemental Balance Sheet Information" in the notes to the accompanying consolidated financial statements for further discussion of this transaction. In addition, the nine months ended September 30, 2024 included an increase of $29.3 million in interest income on the seller financing notes that were issued in connection with the sale of our consumer and gaming businesses in the second quarter of 2023.

Interest and other expense for the three and nine months ended September 30, 2024 was $155.9 million and $477.2 million, respectively, compared to $176.1 million and $490.5 million, respectively, for the prior year. For the three months ended September 30, 2024, the decrease in interest and other expense was primarily due to lower average interest rates on outstanding borrowings. Interest and other expense decreased for the nine month period, as the prior year period ended September 30, 2023 included a noncash charge of $18.2 million for the estimated future credit losses on the seller financing notes receivable.

Income Tax Expense

For the three and nine months ended September 30, 2024, our effective income tax rates of 15.3% and 13.4%, respectively, included the favorable effects of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction. In addition, for the nine months ended September 30, 2024, our effective income tax rate included the favorable effect of a change in the assessment of the need for a valuation allowance related to certain foreign tax credit carryforwards.

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

Net Income Attributable to Global Payments

Net income attributable to Global Payments was $315.1 million and $1,003.2 million, respectively, for the three and nine months ended September 30, 2024 compared to $361.8 million and $624.9 million, respectively, for the prior year, reflecting the changes noted above.

Diluted Earnings per Share

Diluted earnings per share was $1.24 and $3.92, respectively, for the three and nine months ended September 30, 2024 compared to $1.39 and $2.39, respectively, for the prior year. Diluted earnings per share for the three and nine months ended September 30, 2024 reflects the changes in net income.

Liquidity and Capital Resources

We have numerous sources of capital, including cash on hand and cash flows generated from operations as well as various sources of financing. In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows and borrowings, including the capacity under our revolving credit facility.

Our capital allocation priorities are to pay dividends, to repurchase shares of our common stock, to pursue acquisitions that meet our corporate objectives, to make planned capital investments in our business and to pay principal and interest on our outstanding debt. Our significant contractual cash requirements also include ongoing payments for lease liabilities and contractual obligations related to service arrangements with suppliers for fixed or minimum amounts, which primarily relate to software, technology infrastructure and related services. Commitments under our borrowing arrangements are further described in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." For additional information regarding our other cash commitments and contractual obligations, see "Note 7—Leases" and “Note 19—Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

At September 30, 2024, we had cash and cash equivalents totaling $2,941.9 million. Of this amount, we considered $888.4 million to be available for general purposes, of which $64.7 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $888.4 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) certain funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $197.6 million as of September 30, 2024, representing amounts under legal restriction, amounts deposited by customers for prepaid card transactions and funds held as a liquidity reserve. These balances are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $2,879.3 million and $1,591.3 million for the nine months ended September 30, 2024 and 2023, respectively, which reflect net income adjusted for noncash items, including depreciation, amortization, the provision for credit losses and charges associated with the net loss on business dispositions, and changes in operating assets and liabilities. The increase in cash flows from operating activities from the prior year was due to assets and liabilities that are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations and accounts payable and other liability balances.

We used net cash in investing activities of $846.6 million and $4,119.7 million during the nine months ended September 30, 2024 and 2023, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions and capital expenditures. During the nine months ended September 30, 2024 and 2023, we used cash of $373.8 million and $4,099.8 million, respectively, for acquisitions. We made capital expenditures of $490.9 million and $500.8 million during the nine months ended September 30, 2024 and 2023, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make significant capital investments in the business, and we anticipate capital expenditures to approximate $670.0 million during the year ending December 31, 2024. Investing cash flows for the nine months ended September 30, 2024 includes cash received from the sale of our investments in Visa common shares of $18.1 million. Additionally, investing cash flows for the nine months ended September 30, 2023 includes the net effect on cash from the sale of our consumer and gaming businesses and the initial issuance and subsequent repayment of a $50 million secured revolving credit facility available from the date of the sale to the purchasers of the consumer business.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. We used net cash in financing activities of $1,151.1 million during the nine months ended September 30, 2024, and financing activities provided net cash of $2,458.4 million during the nine months ended September 30, 2023.

Proceeds from long-term debt were $7,637.9 million and $8,861.1 million for the nine months ended September 30, 2024 and 2023, respectively. Repayments of long-term debt were $5,803.0 million and $7,628.9 million for the nine months ended September 30, 2024 and 2023, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our revolving credit facility, as well as scheduled principal repayments we make on our senior notes, finance leases and other vendor financing arrangements. During the nine months ended September 30, 2024 and 2023, we had net repayments of $1,367.9 million and net borrowings of $1,900.0 million, respectively, under our commercial paper program. Furthermore, in connection with the issuance of convertible notes in February 2024, we paid $256.3 million to purchase privately negotiated capped call transactions to hedge the potential dilutive effect upon conversion of the notes, or offset our cash obligation if the cash settlement option were to be elected. See section "Long-Term Debt and Lines of Credit" below for further discussion of our recent debt transactions.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the nine months ended September 30, 2024 and 2023, we had net repayments of $184.5 million and $33.3 million, respectively, under our settlement lines of credit.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the nine months ended September 30, 2024 and 2023, we used $900.0 million and $418.3 million, respectively, to repurchase shares of our common stock. The share repurchase activity for the nine months ended September 30, 2024 included the repurchase of 1,414,759 shares using a portion of the net proceeds from our offering of 1.500% convertible unsecured senior notes due March 2031 through privately negotiated transactions with purchasers of notes in the offering, or one of their respective affiliates. The purchase price per share of the common stock repurchased in such transactions equaled the closing price of the common stock on February 20, 2024, which was $130.80 per share.

As of September 30, 2024, the remaining amount available under our share repurchase program was $1,371.9 million. On October 24, 2024, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $2.5 billion.

We paid dividends to our common shareholders in the amounts of $190.5 million and $195.6 million during the nine months ended September 30, 2024 and 2023, respectively. We made distributions to noncontrolling interests in the amount of $29.4 million and $24.3 million during the nine months ended September 30, 2024 and 2023, respectively.

Long-Term Debt and Lines of Credit

Senior Notes

We have $11.7 billion in aggregate principal amount of senior unsecured notes, which mature at various dates ranging from November 2024 to August 2052. Interest on the senior notes is payable annually or semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture.

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

In connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes and other financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon the conversion of the notes, or offset our cash obligation if the cash settlement option is elected, for amounts in excess of the principal amount of converted notes subject to a cap. The initial cap price of the capped call transactions is $228.90 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’

equity and not accounted for as derivatives. The cost of $256.3 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated balance sheet as of September 30, 2024, net of applicable income taxes.

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

We may issue standby letters of credit of up to $250.0 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of September 30, 2024, there were borrowings of $1.5 billion outstanding under the revolving credit facility with an interest rate of 6.56%, and the total available commitments under the revolving credit facility were $4.2 billion.

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

As of September 30, 2024, we had no borrowings outstanding under our commercial paper program.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. The required leverage ratio was increased as a result of the acquisition of EVO, and will gradually step-down over eight quarters to the original required ratio of 3.75 to 1.00. As of September 30, 2024, the required leverage ratio was 4.25 to 1.00, and the required interest coverage ratio was 3.00 to 1.00. We were in compliance with all applicable covenants as of September 30, 2024.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of September 30, 2024, a total of $75.9 million of cash on deposit was used to determine the available credit.

As of September 30, 2024, we had $788.1 million outstanding under these lines of credit with additional capacity to fund settlement of $2,203.7 million. During the three months ended September 30, 2024, the maximum and average outstanding balances under these lines of credit were $996.4 million and $534.8 million, respectively. The weighted-average interest rate on these borrowings was 5.63% at September 30, 2024.

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

Forward-Looking Statements

Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including, but not limited to, statements we make regarding our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures, liquidity, deleveraging plans and capital available for allocation; statements we make regarding guidance and projected financial results for the year 2024; the effects of general economic conditions on our business; statements about the benefits of our acquisitions or divestitures, such as the proposed sale of AdvancedMD, Inc., including future financial and operating results and the successful integration of acquisitions, statements about the completion of anticipated benefits or strategic or operational initiatives; statements regarding our success and timing in developing and introducing new services and expanding our business; and other statements regarding our future financial performance and the company's plans, objectives, expectations and intentions. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, and other results of operations could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include, among others, the effects of global economic, political, market, health and social events or other conditions; foreign currency exchange, inflation and rising interest rate risks; difficulties, delays and higher than anticipated costs related to integrating the businesses of acquired companies, including with respect to implementing controls to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; our ability to complete the proposed sale of AdvancedMD, Inc. on the proposed terms or on the anticipated timeline, or at all; the effect of a security breach or operational failure on our business; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain, develop and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness; our ability to meet environmental, social and governance targets, goals and commitments; the potential effects of climate change, including natural disasters; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards on us or our partners and customers, including privacy and cybersecurity laws and regulations; and other events beyond our control, and other factors presented in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent filings we make with the SEC, including this Form 10-Q, which we advise you to review.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A—RISK FACTORS

The following risk factors are an update to our previously disclosed risk factors and should be considered in conjunction with the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2023 and any subsequent filings we make with the SEC.

We may not realize the anticipated growth benefits and cost savings from, or our business may be disrupted by, our business transformation and reorganization activities. Any of the foregoing could adversely affect our business, financial condition or results of operation.

We are streamlining and simplifying our strategy, organization and operating environment through a transformation program that will deliver a global unified operating company. These transformation activities began in the third quarter of 2024, and are expected to continue over the next few years. Our strategic initiatives may not deliver the expected benefits within the anticipated timeframes. In addition, these efforts may disrupt our business activities, which could adversely affect our financial condition or results of operation.

Our ability to achieve the anticipated benefits from these actions within the expected timeframe is subject to many estimates and assumptions, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition and results of operation could be adversely affected.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended September 30, 2024 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share, excluding commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
July 1-31, 2024	52,660	$116.78	—	$—
August 1-31, 2024	32,522	95.71	—	—
September 1-30, 2024	6,407	110.44	—	—
Total	91,589	$109.03	—	$1,371.9

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended September 30, 2024, pursuant to our employee incentive plans, we withheld 91,589 shares at an average price per share of $108.85 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of September 30, 2024, the remaining amount available under our share repurchase program was $1,371.9 million. On October 24, 2024, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $2.5 billion. The authorization by our board of directors does not expire but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 5—OTHER INFORMATION

(c) Director and Officer Trading Plans and Arrangements

During the quarter ended September 30, 2024, none of our directors or officers notified us that they adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

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
10.1+
Employment Agreement, dated as of August 1, 2024, by and between Global Payments Inc. and Robert Cortopassi, incorporated by reference to Exhibit 10.1 to Global Payments Inc.’s Current Report on Form 8-K filed on August 6, 2024.

10.2*
CORRA Transition Amendment, dated July 3, 2024, to Credit Agreement, dated as of August 19, 2022, among Global Payments Inc., the other borrowers party thereto and Bank of America, N.A., as administrative agent and an L/C Issuer and the other lenders and L/C Issuers party thereto, which is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22,2022.

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
101*
The following information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; (vi) the Notes to Unaudited Consolidated Financial Statements; and (vii) the information included in Part II, Item 5(c). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: October 31, 2024	/s/ Joshua J. Whipple
Joshua J. Whipple
Chief Financial Officer
(Principal Financial Officer)