Form 10-K
period 2024-12-31
GLOBAL PAYMENTS INC
filed 2025-02-14
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $24,442,073,119. The number of shares of the registrant's common stock outstanding at February 6, 2025 was 247,616,186 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's proxy statement for the 2025 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.
2024 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including, but not limited to, statements we make regarding our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates and earnings per share; other operating metrics such as shares outstanding and capital expenditures, liquidity, deleveraging plans and capital available for allocation; statements we make regarding guidance and projected financial results for the year 2025; the effects of general economic conditions on our business; statements about the benefits of our acquisitions or dispositions, including future financial and operating results and the successful integration of acquisitions, statements about the completion of anticipated benefits or strategic or operational initiatives; statements regarding our success and timing in developing and introducing new services and expanding our business; and other statements regarding our future financial performance and our plans, objectives, expectations and intentions. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, and other results of operations could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include, among others, those discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, as well as in the other information appearing in this report and other filings we make with the United States Securities and Exchange Commissions ("SEC"), which we advise you to review.

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

ITEM 1 - BUSINESS

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

Business Segments

We operate in two reportable segments: Merchant Solutions and Issuer Solutions. During the second quarter of 2023, we completed the sale of the consumer portion of our Netspend business, which comprised our former Consumer Solutions segment. See "Note 18—Segment Information" in the notes to the accompanying consolidated financial statements for additional information about our segments, including revenues, operating expenses, operating income and depreciation and amortization by segment, as well as financial information about geographic areas in which we operate.

Business Transformation

Early in 2024, we launched a holistic review of our business to examine our strategy, operations and ability to deliver sustainable performance. We have refreshed our strategy and are focusing our resources, efforts and investments on the areas of the business that will drive the best opportunities for growth.

We are in the process of streamlining and simplifying our organization and operating environments through our transformation program to deliver a global, unified operating company. We are aligning the Global Payments brand identity across our assets and solidifying go-to-market activities under a common platform. In our Merchant Solutions segment, we are harmonizing capabilities and prioritizing small-and-medium sized businesses to deliver our full suite of differentiated software and commerce enablement solutions. In our Issuer Solutions segment, we are capitalizing on growth opportunities through our cloud modernization and cross-selling initiatives, while also leveraging the strategic value of this business to extend our capabilities across the payments value chain.

We have consolidated our technology organizations and teams under common leadership to enhance speed and quality of product development with a customer-centric, solutions-led mindset. We have also centralized our operations functions to enhance our servicing model and focus on improving the customer journey, leveraging best-in-class technology and providing differentiated service experiences for our clients.

These strategic, organizational and operational transformation activities are expected to be largely completed by the first half of 2027. We are also undertaking a strategic review of our business portfolio to evaluate potential assets for disposition to further streamline our business and create value for shareholders.

Recent Business Acquisitions and Dispositions

Acquisition of EVO Payments, Inc.

In March 2023, we completed the acquisition of EVO Payments, Inc. (“EVO”) for approximately $4 billion. EVO is a payment technology and services provider, offering payment solutions to merchants ranging from small and middle market enterprises to multinational companies and organizations across the Americas and Europe. The acquisition expands our geographic presence in attractive markets and augments our business-to-business ("B2B") software and payment solutions business and is included in our Merchant Solutions segment.

Disposition of AdvancedMD, Inc.

In December 2024, we completed the sale of AdvancedMD, Inc. ("AdvancedMD") for approximately $1 billion, subject to certain closing adjustments, and up to $125 million contingent upon the purchaser achieving certain specified returns. Prior to disposition, AdvancedMD provided software-as-a-service solutions to small-to-medium sized ambulatory physician practices in the United States and was included in our Merchant Solutions segment.

Disposition of Consumer Business

In April 2023, we completed the sale of the consumer portion of our Netspend business for approximately $1 billion. Prior to disposition, the consumer business comprised our former Consumer Solutions segment and provided general purpose reloadable ("GPR") prepaid debit and payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses in the United States.

Disposition of Gaming Business

In April 2023, we completed the sale of our gaming business for approximately $400 million. Prior to disposition, the gaming business offered a comprehensive suite of solutions, including credit and debit card cash advance, cashless advance, iGaming solutions, traditional and digital check processing and other services specific to the gaming market in North America and was included in our Merchant Solutions segment.

See "Note 2—Acquisitions" and “Note 3—Business Dispositions” in the notes to the accompanying consolidated financial statements for further discussion of these and other recent transactions.

Merchant Solutions Segment

Through our Merchant Solutions segment, we provide payments technology and software solutions globally to primarily small- and-medium sized businesses and select mid-market and enterprise customers. Our payment technology solutions are similar around the world in that we enable our customers to accept card, check and digital-based payments. Our comprehensive offerings include, but are not limited to, authorization, settlement and funding services, customer support, chargeback resolution, reconciliation and dispute management services, terminal rental, sales and deployment, payment security services, consolidated billing and reporting.

In addition, we offer a wide array of business management software solutions that streamline business operations to customers in numerous vertical markets. We also provide a variety of commerce enablement solutions and services, including specialty point-of-sale ("POS") software, data analytics and customer engagement, human capital management and payroll, accounts receivable automation, inventory management and reporting that assist our customers with driving demand and operating their businesses more efficiently.

Our value proposition is to provide distinctive high-quality, responsive and secure services to all of our customers. We go to market in Merchant Solutions globally across three lines of business, including Point-of-Sale and Software Solutions, Integrated and Embedded Solutions and Core Payments Solutions. This allows us to fully leverage our capabilities across vertical markets and geographies. We focus on providing differentiated customer service from the sales process, to onboarding, to ongoing support across our business. The majority of our revenue is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on the payment type or the market. We also earn software subscription and licensing fees, as well as other fees for specific value-added services, which may be unrelated to the number or value of transactions.

Distribution Channels

In the Merchant Solutions segment, we actively market and provide our payment services, enterprise software solutions and other value-added services directly to our customers and through a variety of partner distribution channels across three business pillars: Point-of-Sale and Software Solutions, Integrated and Embedded Solutions and Core Payments Solutions. We have a wide array of distribution channels led by one of the premiere direct sales teams in the industry. Additionally, we go to market through our broad-based financial institution partnerships, joint ventures and wholesale and indirect relationships.

Many of our payment solutions are technology-enabled in that they incorporate or are incorporated into innovative, technology-driven solutions, including software solutions, designed to enable merchants to better manage their businesses. Our technology-enabled solutions represent a substantial component of our revenues.

Point-of-Sale and Software Solutions. Our Point-of-Sale and Software Solutions business provide advanced payments technology that is integrated into point-of-sale systems and business management software solutions that we own. We have capabilities in cloud-based point-of-sale for restaurant and retail and leading software in other verticals including education (serving colleges, universities, and kindergarten through 12th grade level institutions), real estate (primarily property management), and communities (serving event organizers largely in the health and fitness market). Our Point-of-Sale and Software Solutions business offers a range of features which are being combined under our Global Payments brand identity across all of our assets. This includes unifying our POS businesses under a common brand, Genius, and leveraging our vast distribution channels to extend it globally. We expect to complete the rollout of our Genius POS solutions by the end of 2025.

Integrated and Embedded Solutions. Our Integrated and Embedded Solutions business provides advanced payments technology that is embedded into business management software solutions owned by our technology partners who operate in numerous vertical markets and countries. Further, we also integrate our capabilities with shopping carts, ordering platforms, marketplaces and other digitally-oriented businesses through the same embedded payment stack we leverage with more traditional, vertically-specific independent software vendors. We deliver these capabilities in physical and digital environments seamlessly.

Core Payments Solutions. We offer our core payments solutions through our direct sales forces worldwide, as well as referral partnerships. We offer our payments technology services, software and other commerce enablement solutions directly to customers across numerous verticals in the markets we serve. Although our primary focus is on building durable, direct relationships with merchants, we also provide our services to merchants referred by independent sales organizations ("ISOs") and financial institutions.

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

We process funds settlement under two models: a sponsorship model and a direct membership model. Under the sponsorship model, member clearing financial institutions ("Members") sponsor us and require our adherence to the standards of the networks. In these markets, we have sponsorship or depository and clearing agreements with financial institution sponsors. These agreements allow us to route transactions under the Members' control and identification numbers to clear card transactions through Mastercard and Visa. In this model, the standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds and instead, require that these funds be in the possession of the Member until the merchant has been funded.

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

How a Card Transaction Works

A typical payment transaction begins when a cardholder presents a card for payment to a merchant, at which time card and transaction information, such as the card identification number, transaction date and transaction amount, is captured and transmitted to our network. The information is captured by a POS terminal card reader or mobile device card reader, which may be sold or leased to the merchant and serviced by us, through a POS device or ecommerce portal by one of a number of services that we offer directly, or through a value-added reseller.

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

As an illustration, shown below in the sponsorship model, on a $100.00 card transaction the card issuer may fund the Member, our sponsor, (indirectly through the card network) $98.50 after retaining $1.50 referred to as an interchange fee. The card issuer would seek reimbursement of $100.00 from the cardholder in the cardholder's monthly credit card statement. The Member would, in turn, pay the merchant $100.00. The net settlement after this transaction would require us to advance the $1.50 interchange fee to the Member. After the end of the month, we would bill the merchant a percentage, also known as the merchant discount, of the transaction amount to cover the full amount of the interchange fee and our fee from the transaction. Assuming the merchant discount in the above example is 2%, we bill the merchant $2.00 after the end of the month for the transaction, reimburse ourselves for $1.50 in interchange fees that we have previously funded to the Member and retain $0.50 as our fee for the transaction. Under some arrangements, we remit the net amount of $98.00 to the merchant, rather than funding the full $100.00 and subsequently billing the merchant at the end of the month.

Discount rates vary based on negotiations with merchants and the economic characteristics of transactions and take many forms, such as interchange plus our fee or a bundled rate that includes all fees. Interchange rates also vary based on the economic characteristics of individual transactions. Accordingly, our fee per transaction varies across our merchant base and is subject to change based on changes in discount rates and interchange rates. Our revenues on a transaction generally reflects the merchant discount less interchange fees and payment network fees. Our profit is revenues less operating expenses, including systems costs to process the transaction and commissions paid to our sales force or external partner. Payment network fees are charged by the card brands, in part, based on the value of transactions processed through their networks.

How A Payment Transaction Works

globalpayments
Acquirer
Authorization and Transaction Data
Authorization and Transaction Data
Card Issuer
Card Network
$98.50
Funding Instructions
$1.50
Transaction Data
$2.00
Monthly Statement
$98.50
$100.00
Bill
$100.00
Member Settlement Bank
Merchant
Goods and Services
Present Card
Card Holder

Issuer Solutions Segment

Our Issuer Solutions segment is a leading provider of comprehensive commerce solutions supporting the payment ecosystem for issuers. Our offerings include core processing, enterprise tokenization, cardholder payments, authorizations, card production, document production and archival, contact center services, managed services, fraud strategy, implementation services, consulting solutions and professional services. We also provide specialized solutions such as virtual cards, accounts payable and expense management, commercial processing and real-time alerts.

With the majority of revenues generated from software solutions, our operations serve diverse customer segments, including global, regional, community banks, credit unions, retailers, financial technology companies and neobanks. Our go-to-market approach leverages direct engagement and partnerships with aggregators to deliver innovative service offerings across core processing, commerce enablement, managed services and professional services. Our strategic focus on fraud detection, rewards management and commerce enablement positions us to expand opportunities across these key client segments and drive continued growth.

We are undertaking a comprehensive modernization of our Issuer Solutions segment, encompassing both technology and operations. These efforts enable us to deploy our cloud-native products and services across diverse market segments, use cases and geographic regions with increased agility and speed to market, all within a secure and compliant framework. The modernization of our core processing platform allows us to deliver enhanced, unified capabilities, greater operational efficiencies and innovative features for our clients, while also offering our full suite of capabilities in a modular format or as a comprehensive, integrated solution. We have completed the development of our client-facing applications in the cloud and remain on track for commercial launches throughout 2025.

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

Industry Overview

The payments technology industry provides financial institutions, businesses and consumers with payment processing services, merchant acceptance solutions and related information and other value-added services. The industry continues to grow as a result of wider merchant acceptance and increased use of credit and debit cards, advances in payment solutions and processing technology and migration to ecommerce, omnichannel and contactless payment solutions. The proliferation of credit and debit cards, as well as other digital payment solutions, has made the acceptance of digital payments a necessity for many businesses, regardless of size, in order to remain competitive. Certain macroeconomic drivers have further accelerated the use of digital payments, the need for development of technologies and digital-based solutions and the expansion of ecommerce, omnichannel and contactless payment solutions. The increased use of cards and the availability of more sophisticated technology services to all market segments have resulted in an increasingly competitive and specialized industry.

Strategy

We seek to become the worldwide partner of choice for commerce solutions by providing our clients with a broad suite of world-class, differentiated products and services that make everyday commerce better. We are also committed to excellence in execution, and delivering flawlessly at scale globally.

We benefit from the adoption of, and transition to, card and digital-based payments and are focused on expanding our share in our existing markets through software and service innovation leveraging our industry-leading direct and partner distribution channels, as well as through targeted bolt-on acquisitions to improve our offerings and scale. We also seek to enter and expand in markets through acquisitions, alliances and joint ventures around the world where we are best positioned for differentiation and scale.

Consistent with this focus, we are pursuing the following strategic priorities:

•Enhancing our capabilities in cloud-based POS and software with a focus on key vertical markets including restaurant, retail, education, real estate and communities;

•Further investing in our leadership position in integrated payments and embedded solutions where we offer tailored operating models and commercial structures for partners and customers;

•Leveraging our core payments channels globally to build on our broad capabilities, providing further growth opportunities;

•Provide financial institutions, retailers and financial technology companies with leading end-to-end issuer processing services to launch, manage and deliver card programs for consumers, small and medium sized businesses and larger enterprises;

•Deliver commerce enablement solutions globally to expand our leading position as a client-centric, product-led company; and

•Enable frictionless, best-in-class customer experiences, creating longer-term relationships.

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

•Disciplined Acquisition Approach - Our proven track record for selectively and successfully sourcing and closing acquisitions and joint ventures and integrating acquired businesses in existing and new markets positions us well for future growth and as an attractive partner for potential acquisition targets.

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

Our Merchant Solutions segment competes with financial institutions, merchant acquirers and other financial technology companies who provide businesses with merchant acquiring and related services. In the United States, we compete with a large number of providers, including but not limited to Fiserv, Inc. ("Fiserv"), Worldpay, LLC ("Worldpay"), Chase Paymentech Solutions, LLC, Elavon, Inc., a subsidiary of U.S. Bancorp, Bank of America Merchant Services, Wells Fargo Merchant Services, Toast, Inc., Stripe, Inc. ("Stripe"), Shopify Inc. and Block Inc. ("Block"). While these are our primary competitors in the merchant acquiring space, our vertically focused businesses in the United States compete with numerous other providers in their respective verticals.

Internationally, financial institutions remain the primary providers of payment technology services to merchants, although the outsourcing of these services to third-party service providers is becoming more prevalent. We compete outside the U.S. with financial institutions in the markets in which we operate, as well as both large providers (such as Worldpay, Worldline and Nexi) and new entrants (such as Adyen, Block and Stripe). We have seen competition internationally increase and expect that trend to continue as new companies enter our markets and existing competitors expand or consolidate their product lines and services.

Our Issuer Solutions segment encounters competition from other third-party payment card processors, the card brands, core banking platform providers, independent software vendors, B2B providers, and various other firms that deliver services to payment card issuers in the markets we serve, as well as financial institutions who provide such services in-house. Our competitors in this segment include, but are not limited to, Fiserv, FIS, Marqeta, Nexi, Worldline, i2c, Bill.com, AvidExchange, Billtrust, Adyen, Stripe and Zeta. We expect the number of competitors in this segment to continue to expand.

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

For a further discussion of our approach to cybersecurity, see "Item 1C - Cybersecurity" of this Annual Report on Form 10-K.

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

Human Capital Management

Our overall workforce strategies are developed and managed by our Chief Human Resources Officer, who reports to our CEO. More broadly, the board of directors and the Compensation Committee provide oversight on certain culture and human management topics, and succession plans for critical talent. We regularly engage with our team members through a variety of forums, including periodic surveys, to help us understand their perspectives related to workplace culture, engagement, talent management and well-being and to inform our human capital strategies and initiatives. The results of these interactions are also leveraged to further develop our talent management initiatives. Moreover, the board of directors also reviews critical feedback and receives updates on management’s plans in response thereto.

Team Member Population

We currently do business around the world, with approximately 27,000 team members living and working in 37 countries. As of December 31, 2024, approximately 56% of our workforce resided in the Americas, 21% in Europe and 23% in Asia Pacific. Many of our team members are highly skilled in technical areas specific to payment technology and software solutions.

Talent Management and Retention

We place an emphasis on attracting and retaining highly skilled team members and having a workforce that is connected to the communities in which we work and live around the world. To that end, we have implemented programs and initiatives focused on enriching new hire experiences, developing team members through extensive training and professional development opportunities, including mentorship and leadership programs, promoting team members’ wellness and safety, and providing flexible work arrangements. Furthermore, we offer comprehensive and competitive pay and benefits packages, including paid parental leave, team member assistance, savings and retirement programs and equity-based awards that vest over a period of time to support retention of key contributors. We also strive to celebrate and recognize the efforts of our team members through a combination of programs, including team appreciation activities and awards programs to honor top performers and notable contributors.

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

People, Access and Belonging

We are committed to addressing the ever-changing needs of our team members and finding new ways to continuously enhance our culture. Our human capital strategy is centered around a focus on People, Access and Belonging ("PAB"), which reflects our holistic approach to fostering an inclusive and empowering workplace across our global organization.

These pillars guide our policies, practices and initiatives as we continue shaping a workplace culture that prioritizes engagement, equity and collaboration, empowering individuals across our global footprint. Our Compensation Committee assists the board of directors in overseeing the Company’s initiatives embodied in the PAB strategy.

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

Government Regulation

Various aspects of our business are subject to regulation and supervision under federal, state and local laws in the United States and foreign laws, regulations and rules. Many of these regulations and laws are evolving and their applicability and scope, as interpreted by courts and regulators, remain uncertain. These regulations and laws involve a variety of matters, including privacy and information security, data and personal information processing, money-transmission and payment instruments, consumer protection, anti-money laundering and anti-corruption, tax, environmental sustainability (including climate change) and human rights. In addition, we are subject to rules promulgated by the various payment networks, including Nacha, American Express, Discover, Interac, Mastercard and Visa.

Set forth below is a brief summary of some of the significant laws and regulations that apply to us. These descriptions are not exhaustive, and these laws, regulations and rules frequently change and are increasing in number. We are currently in compliance in all material respects with applicable existing legal and regulatory requirements and do not expect that maintaining compliance with these regulations will have a material effect on our capital expenditures, earnings or competitive and financial positions. For additional information about government regulation and laws applicable to our business and the potential risks associated with future changes in laws or regulations, see "Item 1A - Risk Factors" of this Annual Report on Form 10-K.

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

The rules also contain prohibitions on network exclusivity and merchant routing restrictions that require a card issuer to enable at least two unaffiliated networks on each debit card, prohibit card networks from entering into exclusivity arrangements and restrict the ability of issuers or networks to mandate transaction routing requirements. The prohibition on network exclusivity has not significantly affected the Company's ability to pass on network fees and other costs to our customers, nor do we expect it to in the future.

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

The CFPB has significant authority to regulate consumer financial products or services in the U.S., including consumer payments, and similar products or services. The FTC, state attorneys general and similar regulatory agencies in other jurisdictions may have broad consumer protection mandates that could result in the promulgation and interpretation of rules and regulations that may affect our business.

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

Certain of our subsidiaries hold payment institution ("PI") licenses. These subsidiaries are subject to regulation and oversight in the jurisdictions in which they operate. We hold PI licenses in Poland, Greece, Germany, Spain, Malta and the Czech Republic, as well as similar licenses in the United Kingdom. As a PI, each subsidiary is subject to regulation and oversight in the applicable jurisdiction, which includes, among other obligations, a requirement to maintain specific regulatory capital and adhere to certain rules regarding the conduct and operation of its business, including the revised Payment Services Directive and the requirements under the Digital Operational Resilience Act ("DORA") and reporting obligations in respect of the Central Electronic System of Payment Information. DORA came into effect in January 2025 and introduces a broad set of requirements applicable to financial institutions, including our European PIs, concerning the security of network and information systems supporting their business processes, in particular in relation to the management of information communication and technology ("ICT") risks. There will also be regulatory supervision of ICT service providers designated as “critical” by the European Supervisory Authorities, which may affect our Issuer Solutions segment; however, the decision relating to such designation has not yet been issued.

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

Compliance with the data protection regulations applicable to us or our customers requires increasing resources devoted to monitoring changes and developing solutions for our affected businesses. Maintaining compliance over time could require substantive technology infrastructure and process changes across many of the Company’s businesses. Noncompliance with the EU General Data Protection Regulation (“GDPR”), the Gramm-Leach-Bliley Act ("GLBA"), the California Privacy Rights Act and other state privacy laws or similar regulations could lead to substantial regulatory fines and penalties, or in some cases, damages resulting from private causes of action. Evolving data localization requirements or preferences may affect how we provide services to customers in regions like the EU and Asia-Pacific. Additionally, evolving sector-specific regulations that affect the payments industry may introduce overlap or conflict with data privacy regulations, and these conflicts in regulatory requirements may affect our operations.

We also rely upon third parties (such as suppliers and other partners) to facilitate or enable our business activities, and we require that they are similarly in compliance with applicable regulations.

New regulations (including the EU Artificial Intelligence Regulation, new state laws in the United States or a possible federal privacy law) and new interpretations of existing regulations, such as the Federal Trade Commission ("FTC") Act, GLBA, and the GDPR, could create new privacy rights for individuals and new obligations for companies handling personal information. These regulations could limit our ability to use and share personal or other data and increase costs related to compliance. In addition, emerging technologies including innovations in machine learning and artificial intelligence ("AI") are expected to continue to drive regulation targeted to the specific risks anticipated from these technologies.

As our portfolio of services evolves, we may offer more services outside of our traditional business-to-business interaction context. As we interact directly with consumers, in conjunction with our customers and partners or directly on our own behalf, our compliance obligations under privacy regulations may expand.

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

We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 and other laws that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. The FCPA has a broad reach and requires maintenance of appropriate records and adequate internal controls to prevent and detect possible FCPA violations.

State Wage Payment Laws and Regulations

The use of payroll card programs in the United States as a means for an employer to remit wages or other compensation to its employees or independent contractors is governed by state labor laws related to wage payments, which laws are subject to change. The paycard portion of our business includes payroll cards and convenience checks and is designed to allow employers to comply with applicable state wage and hour laws. Most states permit the use of payroll cards as a method of paying wages to employees, either through statutory provisions allowing such use or, in the absence of specific statutory guidance, the adoption by state labor departments of formal or informal policies allowing for their use. Nearly every state allowing payroll cards places certain requirements and/or restrictions on their use as a wage payment method, the most common of which involve obtaining the prior written consent of the employee or independent contractors, limitations on fees and disclosure requirements.

Recently, some states have begun to regulate earned wage access solutions, including, for example by enacting new laws requiring licensure of earned wage access providers and/or requiring fee restrictions on the solutions, or by including earned wage access services in existing lending laws, which could also result in licensure requirements and/or fee limitations. Also, states potentially could regulate these services under existing wage and hour laws related to the assignment of wages. We may be subject to additional requirements and limitations under federal or state lending laws as a result of new interpretations, formal guidance or additional regulations relating to earned wage access solutions.

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

Debt Collection and Credit Reporting Laws

Portions of our business may be subject to the Fair Debt Collection Practices Act ("FDCPA"), the Fair Credit Reporting Act ("FCRA") and similar state laws. The FDCPA is designed to eliminate abusive, deceptive and unfair debt collection practices and may require licensing at the state level. The FCRA regulates the use and reporting of consumer credit information and also imposes disclosure requirements on entities that take adverse action based on information obtained from credit reporting agencies.

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

Sustainability

Certain governments around the world are adopting laws and regulations pertaining to sustainability performance, transparency and reporting. Regulators in Europe and the U.S. have also focused efforts on increased disclosure related to climate change and mitigation efforts. The EU recently adopted the European Sustainability Reporting Standards and the Corporate Sustainability Reporting Directive that impose disclosure of the risks and opportunities arising from social and environmental issues and on the effect of companies’ activities on people and the environment. In March 2024, the SEC adopted final rules that require disclosure of certain climate-related information; however, in April 2024, the SEC stayed the rules pending judicial review. In October 2023, California enacted three climate-related disclosure bills. International sustainability disclosure standards have also been produced (and further standards will be produced) under the auspices of the International Sustainability Standards Board, which some countries (such as the United Kingdom) have indicated they may incorporate into sustainability disclosure standards required of certain companies.

We continue to monitor these legislative and regulatory developments and are working continually to ensure that our sustainability agenda is integrated into our overall business strategy. As part of our annual sustainability reporting, we provide additional information about our approach to sustainability matters in our Global Responsibility Report (not incorporated herein), which is available in the investor relations section of our website at www.globalpayments.com.

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the SEC. You may read and print materials that we have filed with the SEC from its website at www.sec.gov. In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to them can be viewed and printed, free of charge, from the investor relations section of our website at www.globalpayments.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Certain materials relating to our corporate governance, including our codes of ethics applicable to our directors, senior financial officers and other employees, also are available in the investor relations section of our website. Copies of our filings, specified exhibits and corporate governance materials are available, free of charge, by writing us using the address on the cover of this Annual Report on Form 10-K. You may also telephone our investor relations office directly at (770) 829-8478. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the following risks and other information contained in this Annual Report on Form 10-K and other SEC filings before you decide to buy or sell our common stock. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations. If any of the events or conditions contemplated by the following discussion of risks should occur, our business, financial condition, liquidity, results of operations and cash flows could suffer significantly.

Risks Factors Summary

The following is a summary of the principal risks that could materially and adversely affect our business, financial condition, liquidity, results of operations and cash flows.

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

•Software and hardware defects, failures, undetected errors and development delays could affect our ability to deliver our services, damage customer relations, expose us to liability and have an adverse effect on our business, financial condition and results of operations.

•We depend on relationships with third parties. Our systems or our third-party providers' systems may fail, or we may be unable to renew or renegotiate agreements with key suppliers, which could interrupt our service, cause us to lose business, increase our costs and expose us to liability.

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

•Our revenues from the provision of services to merchants that accept Visa and Mastercard are dependent upon our continued Visa and Mastercard registrations, financial institution sponsorship and, in some cases, continued membership in certain card networks.

•We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business, financial condition and results of operations may be adversely affected.

•Increased merchant, referral partner, ISO or payment facilitator attrition could cause our financial results to decline.

•Our future growth depends in part on the continued expansion within markets in which we already operate, the emergence of and our entry into new markets and the continued availability of alliance relationships and strategic acquisition and joint venture opportunities.

•There may be a decline in the use of cards and other digital payments as a payment mechanism for consumers or other adverse developments with respect to the card industry in general.

•Consolidation among financial institutions or among retail customers, including the merger of our customers with entities that are not our customers or the sale of portfolios by our customers to entities that are not our customers, could materially affect our business, financial condition, results of operations and cash flows.

•If we do not renew or renegotiate our agreements on favorable terms with our customers within the Issuer Solutions segment, our business will suffer. The timing of the conversions or deconversions of card portfolios could also affect the amount and timing of our revenues and expenses.

•We incur chargeback losses when our merchants refuse or cannot reimburse us for chargebacks resolved in favor of their customers. Any increase in chargebacks not paid by our merchants could adversely affect our business, financial condition, results of operations and cash flows.

•Fraud by merchants or others and losses from overdrawn cardholder accounts could have an adverse effect on our business, financial condition, results of operations and cash flows.

•Increases in card network fees may result in the loss of customers and/or a reduction in our earnings.

•The integration and conversion of our acquired operations or other future acquisitions, if any, could result in increased operating costs if the anticipated synergies from the combination are not achieved, a loss of strategic opportunities if management is distracted by the integration process and a loss of customers if our service levels drop during or following the integration process.

•Our inability to complete certain dispositions or the effects of disposing a business could have a material adverse effect on our business, financial condition and results of operations.

•We may not realize the anticipated growth benefits and cost savings from, or our business may be disrupted by, our business transformation and reorganization activities. Any of the foregoing could adversely affect our business, financial condition and results of operation.

•Our business may be affected by current and future laws and regulations governing the development, use and deployment of AI technologies, as well as potentially related private litigation.

Legal, Regulatory Compliance and Tax Risks

•Our business is subject to government regulation and oversight. Any new implementation of or changes made to laws, regulations or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development and compliance efforts or have an unfavorable effect on our ability to continue to offer certain services, which could adversely affect our business, financial condition, results of operations and cash flows.

•New or revised tax regulations, unfavorable resolution of tax contingencies or changes to enacted tax rates could adversely affect our tax expense.

•Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

Financial Risks

•We are subject to risks associated with changes in interest rates or currency exchange rates and may not effectively hedge against these risks, which could adversely affect our business, financial condition, results of operations and cash flows.

•A downgrade in the ratings of our debt could restrict our ability to access the debt capital markets and increase our interest costs.

•Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") could have a material adverse effect on our business.

Intellectual Property Risks

•We may not be able to successfully manage our intellectual property and may be subject to infringement claims.

Risks Related to Our Capital Structure

•Our substantial indebtedness could adversely affect us and limit our business flexibility.

•We may not be able to raise additional funds to finance our future capital needs.

•Our balance sheet includes significant amounts of goodwill and other intangible assets. The impairment of a portion of these assets could adversely affect our business, financial condition and results of operations.

•We may not be able to, or we may decide not to, pay dividends or repurchase shares at a level anticipated by our shareholders, which could reduce shareholder returns.

Risks Related to General Economic Conditions

•We are subject to economic and geopolitical risk, health and social events or conditions, the business cycles and credit risk of our customers and the overall level of consumer, business and government spending, which could adversely affect our business, financial condition, results of operations and cash flows.

•Investor and other stakeholder scrutiny related to our sustainability practices, and our disclosed performance and aspirations for these practices, may increase costs and expose us to numerous risks.

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

In order to provide our services, we process and store sensitive business and personal information, which may include credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses and other types of sensitive personal or business information. Some of this information is also processed and stored by financial institutions, merchants and other entities, as well as third-party service providers to whom we outsource certain functions, and other agents, such as independent consultants and auditors, which we refer to collectively as our associated third parties. We may have responsibility to the card networks, financial institutions, regulators, and in some instances, our merchants, ISOs and/or individuals, for our failure or the failure of our associated third parties (as applicable) to protect this information.

We are a regular target of malicious third-party attempts to identify and exploit system vulnerabilities, and/or penetrate or bypass our security measures, in order to gain unauthorized access to our networks and systems or those of our associated third parties. Such attempts at unauthorized access can lead, and occasionally have led, to the compromise of sensitive, business, personal or confidential information. To mitigate these risks, we follow a defense-in-depth model for cybersecurity, meaning we proactively seek to employ multiple methods at different layers to defend our systems against intrusion and attack and to protect the data we possess. We have adopted policies and procedures, including an incident response plan and oversight of cybersecurity risks by both the board of directors and management oversight of cybersecurity risks, that we believe are designed to facilitate the identification, assessment and management of those risks, including any risks that have the potential to be material. Our information security program includes technical, physical and administrative controls that are designed to maintain the confidentiality, integrity and availability of our information and technical assets. However, we cannot provide any assurance that these cybersecurity risk management processes and controls will be fully complied with or effective, and we cannot be certain that these measures or others will always be successful or will always be sufficient to counter, or to rapidly detect, contain and remediate all current and emerging technology threats.

More particularly, our computer systems and/or our associated third parties’ computer systems have been, and we expect will continue to be, targeted for penetration on a regular basis, and our data protection measures may not prevent, and occasionally have not prevented, unauthorized access. The techniques used to obtain unauthorized access, disable or degrade services or sabotage systems change frequently. These techniques are often difficult to detect and they continually evolve and may become more sophisticated. Threats to our systems and our associated third parties’ systems (such as the use of AI by threat actors in furtherance of cyberattacks) can derive from human error or malicious actions by employees or third parties, including state-sponsored organizations with significant financial and technological resources. In addition, we have experienced and may continue to experience system disruptions or delays caused by computer viruses and other malware or vulnerabilities that could infect our systems or those of our associated third parties. Denial of service, ransomware or other methods of attacks could be launched against us for a variety of purposes, including to interfere with our services or to create a diversion for other malicious activities. Our defensive measures may not prevent downtime, unauthorized access or misuse of sensitive data. We have experienced all of the incident types described in this paragraph in the past, and we cannot guarantee that we will be able to detect and prevent all such incidents in the future. While we maintain first- and third-party insurance policies that may provide coverage for certain aspects of cybersecurity risks, such insurance coverage may be insufficient to cover all losses resulting from an incident.

Companies we acquire may also require implementation of additional cyber defense controls or processes to align with our information security program and, as a result, there may be a period of heightened risk between the acquisition date and the completion of such implementation. Furthermore, certain of our third-party relationships are subject to our vendor management program and are governed by written contracts that contain requirements relating to information security. We believe we have designed our risk identification, assessment and management processes and procedures to account for cybersecurity risks associated with our use of third-party service providers. However, we do not control the actions of our associated third parties, and any disruptions in their services caused by cyberattacks and/or security breaches could adversely affect our ability to service our customers or otherwise conduct our business.

In addition, we impose contractual requirements on our counterparties, including vendors and other third parties, to comply with applicable privacy and security laws related to the use and security of sensitive or personal information. We cannot provide assurances that these contractual requirements will be followed or will be adequate to prevent the misuse of this data. We have occasionally received notifications from third parties informing us that our data stored on their systems has been accessed without authorization. Any future misuse or compromise of personal information stored on those systems, or any other failure by a vendor, partner or other third party to abide by our contractual requirements, could expose us to regulatory fines, third-party liability, protracted and costly litigation and, with respect to misuse of the personal information of our customers, lost revenue and reputational harm.

Any type of security breach, cyberattack, unintentional or intentional disclosure of sensitive business and personal information or misuse of data described above or otherwise, whether experienced by us or an associated third party, could harm our reputation; deter existing and prospective customers from using our services or from making digital payments generally; increase our operating expenses in order to contain and remediate the incident; expose us to unanticipated or uninsured liability; disrupt our operations (including potential service interruptions); distract our management; increase our risk of litigation or regulatory scrutiny; result in the imposition of penalties and fines under state, federal and foreign laws or by the card networks; and adversely affect our continued card network registration or membership and financial institution sponsorship. Removal from the networks' lists of Payment Card Industry Data Security Standard ("PCI DSS") compliant service providers could mean that existing customers, sales partners or other third parties could cease using or referring others to our services. Also, prospective merchant customers, financial institutions, sales partners or other third parties could choose to terminate negotiations with us, or delay or choose not to consider us for their processing needs.

In addition, as a global company, we are increasingly subject to complex and varied cybersecurity incident reporting requirements across numerous jurisdictions. With the often short timeframes required for cyber incident reporting, there is a risk that the Company or its associated third parties will fail to meet the reporting deadlines for any given incident. Regardless of where an incident occurs, it may take considerable time for us to investigate and evaluate the full impact of a cybersecurity incident, particularly in the case of a sophisticated attack. These factors may inhibit our ability to provide prompt, full and reliable information about the cybersecurity incident to our customers, partners and regulators, as well as to the public. If we are unable to comply with reporting requirements, we could be subject to monetary damages, civil and criminal penalties, litigation, investigations and proceedings and damage to our reputation.

Any of the foregoing could adversely affect our business, financial condition and results of operation.

Software and hardware defects, failures, undetected errors and development delays could affect our ability to deliver our services, damage customer relations, expose us to liability and have an adverse effect on our business, financial condition and results of operations.

Our core services are based on software and computing systems that may encounter development delays, and the underlying software may contain undetected errors, viruses, defects or vulnerabilities. The hardware infrastructure on which our systems run may have a faulty component or fail. Defects in our software services, underlying hardware or errors or delays in our processing of digital transactions could result in additional development costs, diversion of technical and other resources from our other development efforts and could result in loss of credibility with current or potential customers, harm to our reputation and exposure to liability claims.

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

We depend on relationships with third parties. Our systems or our third-party providers' systems may fail, or we may be unable to renew or renegotiate agreements with key suppliers, which could interrupt our service, cause us to lose business, increase our costs and expose us to liability.

We depend on the efficient and uninterrupted operation of our computer systems, software, data centers and telecommunications networks, as well as the systems and services of third parties. Not only could we suffer damage to our reputation in the event of a system outage or data loss, but we could also be liable to third parties. Many of our contractual agreements with financial institutions and certain other customers require the payment of penalties if we do not meet certain operating standards. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire; climate-related events, including extreme weather events; natural disasters; pandemics; power loss; telecommunications failure; terrorist acts; war; unauthorized entry; malicious attacks; human error; hardware failure; and computer viruses or other defects. We have been and continue to be exposed to defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures, or other difficulties (including those related to system relocation), which could result in loss of revenues, loss of customers, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, litigation expenses, fines and other sanctions imposed by card networks or regulators and/or diversion of technical and other resources. There is also a risk that third-party suppliers of hardware and infrastructure required to support our employee productivity or our suppliers could be affected by supply chain disruptions, such as manufacturing and shipping delays. An extended supply chain disruption could also affect the delivery of our services. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, if we are unable to renew or renegotiate our agreements with key suppliers on favorable terms to us or at all, or find alternative third-party providers, our services may be affected.

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The payments technology industry is highly competitive and highly innovative, and some of our competitors have greater financial and operational resources than we do, which may give them an advantage with respect to the pricing of services offered to customers and the ability to develop new and disruptive technologies.

We operate in the payments technology industry, which is highly competitive and highly innovative. In this industry, our primary competitors include other independent payment processors, credit card processing firms, third-party card processing software institutions, as well as financial institutions, ISOs, payment facilitators and, potentially, card networks. Some of our current and potential competitors may be larger than we are and have greater financial and operational resources or brand recognition than we have. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a direct member for participation in the card networks, as we do in certain jurisdictions, and may be able to settle transactions more quickly for merchants than we can. These financial institutions may also provide payment processing services to merchants at lower margins or at a loss in order to generate banking fees from such merchants. It is also possible that larger financial institutions, including some who are customers of ours, could decide to perform in-house some or all of the services that we currently provide or could provide. These attributes may provide them with a competitive advantage in the market.

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

The payments technology industry in which we compete is characterized by rapid technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of projects, including the development of new platforms, products, mobile payment applications, ecommerce services and other new offerings emerging in the payments technology industry. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems, which could in turn lead to impairment of long-lived assets associated with projects. In the payments technology industry, these risks are even more acute. Any delay in the delivery of new services or the failure to differentiate our services could render our services less desirable to customers, or possibly even obsolete. Furthermore, as the market for alternative payment processing services evolves, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new services targeted at this market, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, certain of the services we deliver to the payments technology industry are designed to process very complex transactions and deliver reports and other information on those transactions, all at very high volumes and processing speeds. Any failure to deliver effective, accurate, compliant and secure services or any performance issue that arises with a new service could result in significant processing or reporting errors or other losses. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. If development efforts are required or if promised new services are not delivered timely to our customers or do not perform as anticipated, we could incur higher costs, a loss of revenues and lower earnings and cash flows.

Our revenues from the provision of services to merchants that accept Visa and Mastercard are dependent upon our continued Visa and Mastercard registrations, financial institution sponsorship and, in some cases, continued membership in certain card networks.

In order to provide our Visa and Mastercard transaction processing services, we must be either a direct member or registered as a merchant processor or service provider of Visa and Mastercard, respectively. Registration as a merchant processor or service provider is dependent upon our being sponsored by members of each organization in certain jurisdictions. If a sponsor financial institution in any of the markets in which we currently, or in the future may, operate should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to attain direct membership with the card networks, either of which could prove to be difficult and expensive. Relatedly, transitioning to a new sponsor financial institution requires technical development work, which takes time and investments. If we were unable to find a replacement financial institution to provide sponsorship or transition to a new sponsor financial institution in a timely manner or attain direct membership, we may no longer be able to provide processing services to affected and potential customers in that market, which could adversely affect our business, financial condition, results of operations and cash flows. Furthermore, some agreements with our financial institution sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our sponsors' discretionary actions under these agreements could have a material adverse effect on our business, financial condition and results of operations. In connection with direct membership, the rules and regulations of various card associations and card networks prescribe certain capital requirements. Any increase in the capital level required would limit our use of capital for other purposes.

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

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business, financial condition and results of operations may be adversely affected.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If such financial institutions should stop providing clearing services, we would have to find other financial institutions to provide those services. If we were unable to find a replacement financial institution we may no longer be able to provide processing services to certain customers, which could adversely affect our business, financial condition, results of operations and cash flows.

Increased merchant, referral partner, ISO or payment facilitator attrition could cause our financial results to decline.

We experience attrition in merchant credit and debit card processing volume resulting from several factors, including merchant closures, loss of merchant accounts to our competitors, unsuccessful contract renewal negotiations and account closures that we initiate for various reasons, such as heightened credit risks or contract breaches by merchants. Our referral partners are a significant source of new business. If a referral partner switches to another transaction processor, terminates our services, internalizes payment processing functions that we perform, merges with or is acquired by one of our competitors or shuts down or becomes insolvent, we may no longer receive new merchant referrals from such referral partner, and we risk losing existing merchants that were originally enrolled by the referral partner. We cannot predict the level of attrition in the future, and it could increase. Higher than expected attrition could negatively affect our results, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our future growth depends in part on the continued expansion within markets in which we already operate, the emergence of and our entry into new markets and the continued availability of alliance relationships and strategic acquisition and joint venture opportunities.

Our future growth and profitability depend upon our continued expansion within the markets in which we currently operate, the further expansion of these markets, the emergence of other markets for payment technology and software solutions and our ability to penetrate these markets. As part of our strategy to achieve this expansion, we look for acquisition and joint venture opportunities, investments and alliance relationships with other businesses, including referral partners, ISOs and other financial institutions, that will allow us to increase our market penetration, technological capabilities, service offerings and distribution capabilities. We may not be able to successfully identify suitable acquisition, joint venture, investment and alliance candidates in the future, and if we do, they may not provide us with the value and benefits we anticipate, which may inhibit our growth prospects and adversely affect our business, financial condition and results of operations.

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

Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by a variety of factors including adverse financial conditions, trade tensions and increased global scrutiny of foreign investments. A number of countries, including the U.S. and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions on foreign investments. Governments may continue to adopt or tighten economic sanctions, tariffs or trade restrictions of this nature, and such restrictions could adversely affect our business, financial condition and results of operations.

Furthermore, our future success will depend, in part, upon our ability to integrate and manage our expanded business, which could pose substantial challenges for our management team, including challenges related to the management and monitoring of new operations and associated costs and complexity. We may also face increased scrutiny from governmental authorities if we become a larger business.

There may be a decline in the use of cards and other digital payments as a payment mechanism for consumers or other adverse developments with respect to the card industry in general.

If consumers do not continue to use credit, debit or other digital payment methods of the type we process as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, checks, credit cards and debit cards that is adverse to us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Consumer credit risk may make it more difficult or expensive for consumers to gain access to credit facilities such as credit cards. Regulatory changes may result in financial institutions seeking to charge their customers additional fees for use of credit or debit cards. Such fees may result in decreased use of credit or debit cards by cardholders. In each case, our business, financial condition, results of operations and cash flows could be adversely affected.

Consolidation among financial institutions or among retail customers, including the merger of our customers with entities that are not our customers or the sale of portfolios by our customers to entities that are not our customers, could materially affect our business, financial condition, results of operations and cash flows.

Consolidation among financial institutions, particularly in the area of credit card operations and consolidation in the retail industry, is a risk that could negatively affect our existing customer agreements and future revenues. In addition, consolidation among financial institutions has led to an increasingly concentrated customer base, which results in a changing mix toward larger customers. Continued consolidation among financial institutions could increase the bargaining power of our current and future customers and further increase our customer concentration. Consolidation among financial institutions and retail customers and the resulting loss of any significant number of customers by us could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not renew or renegotiate our agreements on favorable terms with our customers within the Issuer Solutions segment, our business will suffer. The timing of the conversions or deconversions of card portfolios could also affect the amount and timing of our revenues and expenses.

A significant amount of our Issuer Solutions segment revenues is derived from long-term contracts with large financial institutions and other financial service providers. The financial position of these customers and their willingness to pay for our services are affected by general market conditions, competitive pressures and operating margins within their industries. When our long-term contracts near expiration, the renewal or renegotiation of the contract presents our customers with the opportunity to consider other providers, transition all or a portion of the services we provide in-house or seek lower rates for our services. Additionally, as we modernize the technology platform we use to deliver services, some Issuer Solutions customers may not be agreeable to our modernization efforts and may choose to end their contracts prematurely, or not renew their contracts as a result. The loss of our contracts with existing customers or renegotiation of contracts at reduced rates or with fewer services could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the timing of the conversion of card portfolios of new payment processing customers to our processing systems and the deconversion of existing customers to other systems could affect the amount and timing of our revenues and expenses. Due to a variety of factors, conversions and deconversions may not occur as scheduled, and this may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Fraud by merchants or others and losses from overdrawn cardholder accounts could have an adverse effect on our business, financial condition, results of operations and cash flows.

We have potential liability for fraudulent digital payment transactions or credits initiated by merchants or others. Criminals are using increasingly sophisticated methods to engage in illegal activities, such as counterfeiting and fraud. Failure to effectively manage risk and prevent fraud could increase our chargeback losses or cause us to incur other liabilities. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As of December 31, 2024, our allowance for credit losses increased to $24.7 million from $19.0 million as of December 31, 2023, a 30% increase. The accompanying consolidated financial statements reflect management’s estimates and assumptions related to allowances for transaction and credit losses utilizing the most currently available information. Actual losses could differ materially from those estimates.

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

The integration and conversion of our acquired operations or other future acquisitions, if any, could result in increased operating costs if the anticipated synergies from the combination are not achieved, a loss of strategic opportunities if management is distracted by the integration process and a loss of customers if our service levels drop during or following the integration process.

The acquisition, integration, and conversion of businesses and the formation or operation of alliances or joint ventures and other partnering arrangements involve a number of risks. Core risks are in the area of valuation (negotiating a fair price for the business based on, in certain cases, limited diligence) and integration and conversion (managing the complex process of integrating the acquired company's people, services, information security and technology and other assets to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions, joint ventures and alliances often involve additional or increased risks, including, for example: managing geographically separated organizations, systems, and facilities; integrating personnel with diverse cultural and business backgrounds and organizational cultures; complying with foreign regulatory requirements; fluctuations in currency exchange rates; enforcement of intellectual property rights in some foreign countries; difficulty entering new foreign markets due to, among other things, regulatory licensure, customer acceptance and business knowledge of those new markets; and general economic and political conditions. See “—Risks Related to General Economic Conditions—We are subject to economic and geopolitical risk, health and social events or conditions, the business cycles and credit risk of our customers and the overall level of consumer, business and government spending, which could adversely affect our business, financial condition, results of operations and cash flows.” for further information about how general economic conditions could adversely affect our business, financial condition, results of operations and cash flows.

If the integration and conversion process does not proceed smoothly, the following factors, among others, could reduce our revenues and earnings, increase our operating costs and result in us not achieving projected synergies:

•If we are unable to successfully integrate the benefits plans, duties and responsibilities, and other factors of interest to the management and employees of the acquired business, we could lose employees to our competitors in the region, which could significantly affect our ability to operate the business effectively and complete the integration;

•If the integration process causes any delays with the delivery of our services, or the quality of those services, we could lose customers to our competitors;

•The acquisition or joint venture may otherwise cause disruption to, as applicable, the acquired company’s or our joint venture partners' business and operations and relationships with financial institution sponsors, customers, merchants, employees and other partners;

•The acquisition or joint venture and the related integration could divert the attention of our management from other strategic matters;

•The data security, cybersecurity and operational resilience posture of the acquired entities, joint ventures or companies we invest in or partner with, may not be adequate and may be more susceptible to a system failure, service disruption or cybersecurity incident or attack; and

•The costs related to the integration of the acquired business and operations into ours may be greater than anticipated.

Our inability to complete certain dispositions or the effects of disposing a business could have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may dispose of businesses that do not meet our strategic objectives.

We may not be able to complete planned or desired dispositions on terms favorable to us. Losses on the sales of, or lost operating income from, those businesses could negatively affect our profitability and margins. Moreover, we have incurred and in the future may incur asset impairment charges related to potential dispositions that reduce our profitability.

Our disposition activities may also present financial, managerial, and operational risks. Those risks include diversion of management attention from our other businesses, difficulties separating personnel and systems, possible need for providing transition services to buyers, adverse effects on existing business relationships with suppliers and customers and indemnities and potential disputes with the buyers. Any of these factors could adversely affect our business, financial condition and results of operations.

We may not realize the anticipated growth benefits and cost savings from, or our business may be disrupted by, our business transformation and reorganization activities. Any of the foregoing could adversely affect our business, financial condition and results of operation.

We are streamlining and simplifying our strategy, organization and operating environment through a transformation program to deliver a global unified operating company. These transformation activities began in the third quarter of 2024, and are expected to continue over the next few years. Our strategic initiatives may not deliver the expected benefits within the anticipated timeframes. In addition, these efforts may disrupt our business activities, which could adversely affect our business, financial condition and results of operation.

Our ability to achieve the anticipated benefits from these actions within the expected timeframe is subject to many estimates and assumptions, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition and results of operation could be adversely affected.

Our business may be affected by current and future laws and regulations governing the development, use and deployment of AI technologies, as well as potentially related private litigation.

Our development and use of AI technology in our operations remains in the early phases. While we intend to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving these issues before they arise. AI technologies are complex and rapidly evolving, and the technologies that we develop or use may ultimately be flawed. Moreover, AI technology is subject to rapidly evolving domestic and international laws and regulations, which could impose significant costs and obligations on us. As a result, our ability to leverage AI could be restricted by significant costs and costly legal requirements, which could adversely affect our business, financial condition and results of operations.

Legal, Regulatory Compliance and Tax Risks

Our business is subject to government regulation and oversight. Any new implementation of or changes made to laws, regulations or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development and compliance efforts or have an unfavorable effect on our ability to continue to offer certain services, which could adversely affect our business, financial condition, results of operations and cash flows.

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

Additionally, interchange and/or other processing fees have recently become the subject of newly enacted and/or proposed new legislation that seeks to limit the application of interchange and/or other processing fees to portions of transactions processed via credit or debit. Such legislation would add significant complexity to existing systems and processes and/or would require code development and technological changes, the cost of which may not be recouped. The inability to apply interchange and/or other processing fees to portions of transactions could negatively affect the economic opportunity associated with such transactions and result in an adverse effect to our business, financial condition, results of operations and cash flows.

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

We are also subject to examination by the FFIEC as a result of our provision of data processing services to financial institutions. As the regulatory environment remains unpredictable and subject to rapid change, new obligations could increase the cost and complexity of compliance. Evolving regulations also increase the risk of investigations, fines, nonmonetary penalties and litigation. Because of our services in relation to the banking industry, much of our business is obligated, either under law or via contracts with our customers, to comply with anti-money laundering regulations. Noncompliance with these regulations could lead to substantial regulatory fines and penalties or damages from private causes of action. The effect of such regulations could adversely affect our business, financial condition, results of operations and cash flows.

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

Continuing developments in privacy and data protection regulation globally, combined with the rapid pace of technology innovation, have created risks and operational challenges for many of our business activities as described in "Item 1 - Business" of this Annual Report on Form 10-K. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data privacy practices or operations model, which could result in potential fines, damages or a need to incur substantial costs to modify our operations. Compliance with these laws and regulations can be costly and time consuming, adding a layer of complexity to business practices and innovation. Our failure to comply could result in public or private enforcement action and accompanying litigation costs, losses, fines and penalties, which could adversely affect our business, financial condition, results of operations and cash flows.

In addition, U.S. banking agencies and the SEC have adopted or proposed enhanced cybersecurity risk management rules and/or standards that could apply to us and our financial institution clients and that address cybersecurity risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. Several states and foreign countries also have adopted or proposed new privacy and cybersecurity laws covering these issues. Legislation and regulations on cybersecurity, data privacy and data localization may compel us to enhance or modify our systems, invest in new systems or alter our business practices or our policies on data governance, security and privacy. If any of these laws, rules or standards are applicable to us, our operational costs could increase significantly.

The rise in the use of generative AI has dramatically altered the corporate landscape. Incorporating AI, including machine learning technologies, into our businesses presents numerous risks and uncertainties. Furthermore, the global regulatory framework has not kept pace with the rapid developments in generative AI technology which has created uncertainties regarding compliance with applicable laws, rules and regulations. Aside from legal considerations regarding the development and deployment of AI technology, ethical considerations also exist given the potential risk of generating misleading or harmful content. The unpredictable nature of AI-generated content further amplifies the risk of unintended consequences and biases. Additionally, without clear requirements to explain AI-generated content and/or the data used to train AI models, there is a risk of intellectual property disputes, including those involving the protection or infringement of AI-generated content. We are exploring opportunities to expand our portfolio with AI capabilities to strengthen our market position, expand our teams' technological capabilities, and enhance our customers' experiences. If we are unsuccessful in doing so, we may have a competitive disadvantage in developing new solutions and operating our business, and, as a result, our customers may prefer different solutions. See "—Risks Related to Our Business Model and Operations—Our business may be affected by current and future laws and regulations governing the development, use and deployment of AI technologies, as well as potentially related private litigation” for further information about the risks of the use and deployment of AI technologies.

Changes to laws and regulations, or interpretation or enforcement thereof, even if we are not involved, may adversely affect our business by requiring significant efforts to change our systems and services requiring changes to how we price our services to customers. We may have difficulty aligning our operations to comply with varying or conflicting laws, rules and regulations. A failure to comply with laws, rules and regulations, even if inadvertent, and social expectations of corporate fairness relating to AI, could damage our business or our reputation.

New or revised tax regulations, unfavorable resolution of tax contingencies or changes to enacted tax rates could adversely affect our tax expense.

Changes in tax laws or their interpretations could result in changes to enacted tax rates and may require complex computations to be performed that were not previously required, significant judgments to be made in interpretation of the new or revised tax regulations and significant estimates in calculations, as well as the preparation and analysis of information not previously relevant or regularly produced. Future changes in enacted tax rates could adversely affect our business, financial condition, results of operations and cash flows.

In 2024, additional jurisdictions globally enacted local legislation formally adopting the Global Anti-Base Erosion Model Rules ("Pillar Two"), which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework. The effective dates are generally January 1, 2024, and January 1, 2025, for different aspects of the rules and vary by jurisdiction. Additional jurisdictions are expected to implement the model rules under local law in the future, with varying effective dates. We are continuing to evaluate the potential effect on future periods of the Pillar Two implementation, pending legislative adoption by additional individual countries and the ongoing issuance of additional administrative guidance by the OECD.

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby adversely affecting our business, financial condition, results of operations and cash flows. We exercise significant judgment and make estimates that we believe to be reasonable in calculating our worldwide provision for income taxes and other tax liabilities. However, relevant tax authorities may disagree with our estimates, interpretations or tax treatment of certain material items. Failure to sustain our position in these matters could adversely affect our business, financial condition, results of operations and cash flows.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We operate in a rapidly changing industry. Accordingly, our current risk management policies and procedures may not be fully effective in identifying, monitoring and managing our risks. If our policies and procedures are not fully effective, or if we are not always successful in identifying and mitigating all risks to which we are or may become exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Financial Risks

We are subject to risks associated with changes in interest rates or currency exchange rates and may not effectively hedge against these risks, which could adversely affect our business, financial condition, results of operations and cash flows.

A portion of our indebtedness bears interest at a variable rate, and we may incur additional variable-rate indebtedness in the future. Elevated interest rates could increase our cost of debt, and reduce our operating cash flows, limit options to refinance existing debt on favorable terms or at all, and could hinder our ability to fund our operations, capital expenditures, acquisitions or joint ventures, share repurchases or dividends.

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

In certain of the jurisdictions in which we operate, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our foreign currencies into U.S. dollars or limit our ability to freely move currency in or out of particular jurisdictions. The occurrence of any of these factors could decrease the value of revenues we receive from our international operations and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each year and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report. If we fail to maintain the adequacy of our internal controls, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting. Furthermore, this assessment may be complicated by any acquisitions we have completed or may complete.

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

While we continue to dedicate resources and management time to ensure that we have effective internal control over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our ability to timely generate accurate financial statements in conformity with accounting principles generally accepted in the United States, and, resultingly, on the market's perception of our business and on our stock price.

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

We may also be subject to costly litigation in the event our services and technology are alleged to infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our services or technology. Any of these third parties could make a claim of infringement against us with respect to our services or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant litigation costs and potential liability for damages. An adverse determination in any litigation of this type could limit our ability to use the intellectual property subject to these claims and require us to design around a third party’s intellectual property, which may not be possible, or to license alternative technology from another party, which may be costly. In addition, such litigation is often time consuming and expensive to defend and could divert the time and attention of our management and employees from other strategic matters.

Risks Related to Our Capital Structure

Our substantial indebtedness could adversely affect us and limit our business flexibility.

We have a significant amount of indebtedness and may incur other debt in the future. Our level of debt and the covenants to which we agreed could have negative consequences for us, including, among other things, (1) requiring us to dedicate a large portion of our cash flow from operations to servicing and repayment of such debt; (2) limiting funds available for strategic initiatives and opportunities, working capital and other general corporate needs; and (3) limiting our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our flexibility to react to changes in our business, our industry and economic conditions.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our existing indebtedness, sell selected assets or reduce or delay planned capital, operating or investment expenditures. Such measures may not be sufficient to enable us to service our debt, which could result in us defaulting on our obligations.

We may not be able to raise additional funds to finance our future capital needs.

We may need to raise additional funds to finance our future capital needs, including developing new services and technologies or to fund future acquisitions or operating needs. If we raise additional funds through the sale of equity securities, these transactions could dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities that have rights, preferences and privileges senior to our common stock. We may not be able to raise additional funds on terms favorable to us or at all. If financing is not available or is not available on acceptable terms, we may be unable to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry. In addition, adverse economic conditions or any downgrades in our credit ratings could affect our ability to obtain additional financing in the future and could negatively affect the terms of any such financing.

Our balance sheet includes significant amounts of goodwill and other intangible assets. The impairment of a portion of these assets could adversely affect our business, financial condition and results of operations.

As a result of our acquisitions, a significant portion of our total assets are intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 75% of our total assets as of December 31, 2024. We expect to engage in additional acquisition or joint venture activity from time to time, which may result in our recognition of additional intangible assets, including goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would negatively affect our earnings. An impairment of a portion of our goodwill or other intangible assets could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to, or we may decide not to, pay dividends or repurchase shares at a level anticipated by our shareholders, which could reduce shareholder returns.

The extent to which we pay dividends on our common stock and repurchase our common stock in the future is at the discretion of our board of directors and will depend on, among other factors, our financial condition, results of operations, capital requirements and such other factors as our board of directors deems relevant. No assurance can be given that we will be able to or will choose to continue to pay dividends or repurchase shares in the foreseeable future.

Risks Related to General Economic Conditions

We are subject to economic and geopolitical risk, health and social events or conditions, the business cycles and credit risk of our customers and the overall level of consumer, business and government spending, which could adversely affect our business, financial condition, results of operations and cash flows.

The global payments technology industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions, including but not limited to, recessions, inflation, rising interest rates, high unemployment, currency fluctuations, and rising energy prices, that adversely affect consumer confidence, discretionary income and changes in consumer purchasing and spending habits. Adverse economic conditions have at times affected, and may continue to adversely affect, our financial performance by reducing the number or average purchase amount of transactions made using digital payments. A reduction in the level of consumer spending could result in a decrease in our revenues and profits. If our customers make fewer sales to consumers using digital payments, or consumers using digital payments spend less per transaction, we will have fewer transactions to process or lower transaction amounts, each of which would contribute to lower revenues. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers to lower-cost solutions. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. When such conditions arise, we evaluate where we may be able to implement cost-saving measures, including those related to headcount and discretionary expenses.

Adverse macroeconomic conditions in any of our markets could force merchants, financial institutions or other customers to cease operations or petition for bankruptcy protection, resulting in lower revenue and earnings for us and greater exposure to potential credit losses and future transaction declines. We also have a certain amount of fixed costs, including rent, debt service, and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy. Changes in economic conditions could also adversely affect our future revenues and profits and have a material adverse effect on our business, financial condition, results of operations and cash flows.

In most of the markets in which we operate, we collect fees from our merchants on the first day after the monthly billing period, which results in the build-up of substantial receivables from our customers. If a merchant were to go out of business during the billing period, we may be unable to collect such fees, which could also adversely affect our business, financial condition, results of operations and cash flows.

In addition, our business, growth, financial condition or results of operations could be materially adversely affected by public health emergencies, political and economic instability or changes in a country’s or region’s economic conditions, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, increased difficulty of conducting business in a country or region due to actual or potential political or military conflict or action by the United States or foreign governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities.

Risks associated with heightened geopolitical and economic instability, include among others, reduction in consumer, government or corporate spending, international sanctions, embargoes, tariffs, heightened inflation and actions taken by central banks to counter inflation, volatility in global financial markets, increased cyber disruptions or attacks, higher supply chain costs and increased tensions between countries in which we may operate, which could result in charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill, and other losses, and could adversely affect our business, financial condition and results of operations.

Investor and other stakeholder scrutiny related to our sustainability practices, and our disclosed performance and aspirations for these practices, may increase costs and expose us to numerous risks.

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

We could also face potential negative publicity if shareholders, customers, partners, government entities or other stakeholders determine that we have not adequately considered or addressed sustainability and governance matters or to the extent we are perceived to have not responded appropriately to their concerns or take positions that are contrary to their views or expectations. We have been the recipient of proposals from shareholders to promote their corporate responsibility positions, and we may receive other such proposals in the future. Such proposals may not be in our long-term interests or the interests of our shareholders and may divert management’s and our employees' attention away from operational or other strategic matters or create the impression that our practices are inadequate.

General Risk Factors

If we lose key personnel or are unable to attract and hire additional qualified personnel as we grow, our business could be adversely affected.

All of our businesses function at the intersection of rapidly changing technological, social, economic and regulatory developments that require a wide ranging set of expertise and intellectual capital. To successfully compete and grow, we must recruit, develop, retain and motivate personnel who can provide the needed expertise across the entire spectrum of intellectual capital needs. In addition, we must develop our personnel to fulfill succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is extremely competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors, including key personnel, such as executive officers. Failure to retain, develop or attract key personnel could disrupt our operations and future growth and success, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial condition, results of operations and cash flows.

We are, from time to time, involved in various litigation matters and governmental or regulatory investigations or similar matters arising out of our current or future business. Our existing insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Litigation could be costly, time-consuming and divert attention of our management and employees from daily operational needs. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Should the ultimate judgments or settlements, costs or fines in any pending or future litigation or investigation significantly exceed our insurance coverage, such judgments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C - CYBERSECURITY

Processes for the Identification, Assessment, and Management of Material Risks from Cybersecurity Threats

Although Global Payments is unable to eliminate all risks associated with cybersecurity threats, and we cannot provide full assurance that our cybersecurity risk management processes will be fully complied with or effective, we have adopted policies and procedures that are designed to facilitate the identification, assessment, and management of those risks, including any such risks that have the potential to be material.

We use multiple mechanisms to identify risks associated with cybersecurity threats, including, but not limited to, the following:

•Our information security program describes three levels of risk assessment exercises to be performed or obtained on a periodic basis by the Information Security function, ranging from enterprise-level to system-level risk assessments;

•Our Information Security function also includes a threat intelligence team that performs continual threat monitoring activities;

•Our Operations and Technology Solutions functions include teams that provide risk review, architectural review, security advisory and application testing services in connection with the development of new solutions, applications and integrations with the potential to create new information technology or information security risks;

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

We manage risks associated with cybersecurity threats first and foremost through our information security program. We have implemented a comprehensive, layered security approach, across our computing environment, that is designed to facilitate the reduction of cybersecurity risk through the establishment of technical, physical and administrative controls oriented towards the maintenance of the confidentiality, integrity and availability of our information and technical assets. The structure of the information security program is informed by the National Institute of Standards and Technology Cybersecurity Framework, and the program includes controls designed to facilitate the compliance of our cardholder data environments with the PCI DSS.

The information security program is under the responsibility of the Chief Information Security Officer ("CISO"), while governance and oversight is provided by the Technology Committee as set forth in the Technology Committee Charter. The CISO is responsible for assessing and managing risk from cybersecurity threats, as well as the strategy, execution and administration of the program, and reports directly to the Chief Information Officer ("CIO"), while also maintaining reporting lines to the Technology Committee, its chair and the full board of directors.

Our CIO has over 25 years of experience specializing in cloud migrations, launching innovative software products and advanced analytics as well as building high-performance development organizations. Our CISO has over 25 years of leadership experience managing global information technology, information security and IT infrastructure and operations.

We have also established a Management Risk Committee ("MRC"), composed primarily of executive management, which meets regularly and is responsible for identifying, assessing, prioritizing and monitoring action plans to mitigate key risks.

Lastly, our ERM organization, under the supervision of the Chief Risk Officer, leads our efforts to consider and assess threats to us and the risks that result therefrom, including cybersecurity threats and related risks. With support from the Information Security, Legal and the Privacy Office teams, our ERM organization conducts periodic evaluations of our information security posture, manages regular meetings with the executive leadership team to discuss risk levels across the Company, and maintains and monitors risk tolerances and escalation criteria that drive executive and the board of director communications, as further described in our disclosures related to the board of directors oversight of material risks associated with cybersecurity threats.

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

Identification, Assessment, and Management of Third-Party Cybersecurity Risks

We have designed our risk identification, assessment and management processes and procedures to account for cybersecurity risks associated with our use of third-party service providers. In addition to performing periodic assessments of vendors that include evaluating those vendors for cybersecurity risks, we endeavor to reduce supply chain cybersecurity risks by: (1) seeking to impose contractual requirements on our counterparties related to the use and security of personal data and other confidential information, as well as compliance with applicable privacy and security laws, wherever required by law to do so; and (2) requiring new software integrations and connectivity with vendors to undergo an architectural review process that involves consultation with the information security function and other relevant stakeholders. Moreover, critical vendors receive periodic comprehensive risk assessments conducted by the vendor management office (a team within the ERM organization), in collaboration with Information Security and our Business Resiliency Governance ("BRG") team, that include a focus on the vendor’s cybersecurity practices.

Evaluation, Categorization, and Escalation of Cybersecurity Incidents

Our information security program includes an incident response plan, which establishes (1) a framework for classifying security incidents according to their severity level, taking into account the nature and scope of the incident; and (2) protocols for the escalation of incidents, including to the attention of the Technology Committee as appropriate. The incident response plan is approved annually by the board of directors. We maintain a Global Security Operations Center ("GSOC"), staffed 24/7, and a Global Critical Incident Management ("GCIM") team, and the roles and responsibilities of the GSOC and GCIM in the incident response context are established by the incident response plan, as well as in associated playbooks and other procedural documentation. On an annual basis, we retain an outside consultant to develop and administer a simulation of a cybersecurity incident designed to test our response capabilities and capacity for effective cross-functional coordination in the wake of an incident and to inform management and the Technology Committee of the results of the exercise. We maintain a business resiliency program, overseen by the BRG team, that is designed to facilitate our ability to respond, recover and resume services in the event of an incident that causes an operational disruption.

Discussion of Material Cybersecurity Risks and Incidents

We have not experienced any material cybersecurity incidents in the past calendar year and the expenses we have incurred from cybersecurity incidents during that period were immaterial. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. For a full discussion of cybersecurity risks, see the section entitled "Risk Factors" in Item 1A.

Board and Management Oversight of Risks Associated with Cybersecurity Threats

The Technology Committee provides the board of director-level oversight of our information technology and information security practices and cyber-risk profile and serves as a liaison between our board of directors and the CISO with respect to such matters. The Technology Committee reviews our key initiatives and practices relating to information technology, information security, cybersecurity, disaster recovery, business continuity, data privacy and data governance, and monitors compliance with regulatory requirements and industry standards. The Technology Committee helps to ensure that our strategic business goals are aligned with our technology strategy and infrastructure and that management has adequate support for our internal technology and information security needs.

At every regular meeting of the Technology Committee, the CISO provides the Technology Committee with updates and changes to the state, strategy and risks related to the information security program as well as other security news and topics. Further, the Technology Committee and Audit Committee of the board of directors receive quarterly reports from the Chief Risk Officer regarding our risk exposure related to significant information technology and information security practices.

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol "GPN." As of February 6, 2025, there were 11,109 shareholders of record.

On January 30, 2025, our board of directors declared a cash dividend of $0.25 per share payable on March 28, 2025 to common shareholders of record as of March 14, 2025. We expect to continue paying quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our board of directors and will depend upon various factors, including our operating results, financial condition and capital requirements.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares our cumulative total shareholder returns with the Standard & Poor's ("S&P") 500 Index and the S&P 500 Financials Index for the years ended December 31, 2024, 2023, 2022, 2021 and 2020. The line graph assumes the investment of $100 in our common stock, the S&P 500 Index and the S&P 500 Financials Index on December 31, 2019 and assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS*
Among Global Payments Inc., the S&P 500 Index and the S&P 500 Financials Index

*$100 invested on December 31, 2019 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

	Global Payments	S&P 500 Index	S&P 500 Financials Index

December 31, 2019	$100.00	$100.00	$100.00
December 31, 2020	$118.53	$118.40	$98.31
December 31, 2021	$74.78	$152.39	$132.75
December 31, 2022	$55.41	$124.79	$118.77
December 31, 2023	$71.49	$157.59	$133.20
December 31, 2024	$63.65	$197.02	$173.90

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2024.

Issuer Purchases of Equity Securities

Information about the shares of our common stock that we repurchased during the quarter ended December 31, 2024 is set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share, excluding commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

				(in millions)

October 1-31, 2024	4,849,314	$112.76	4,846,037	$—
November 1-30, 2024	1,754	111.73	—	—
December 1-31, 2024	931,701	113.79	910,515	—
Total	5,782,769	$114.04	5,756,552	$1,850.0

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended December 31, 2024, pursuant to our employee incentive plans, we withheld 26,217 shares at an average price per share of $115.05 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)On October 24, 2024, we announced that our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $2.5 billion. As of December 31, 2024, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $1,850.0 million. The authorization by our board of directors does not expire but could be revoked at any time. In addition, we are not required by the board's authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 6 - RESERVED

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including, but not limited to, those discussed in "Item 1A - Risk Factors" of this Annual Report on Form 10-K. See "Cautionary Notice Regarding Forward-Looking Statements" located above in "Item 1 - Business" of this Annual Report on Form 10-K.

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

Discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 that have been omitted under this item can be found in "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the United States Securities and Exchange Commission on February 14, 2024.

Executive Overview

We are a leading payments technology company delivering innovative software and services to our customers globally. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world.

We have grown organically, as well as through acquisitions, and continue to invest in new technology solutions, infrastructure to support our growing business and the ongoing consolidation and enhancement of our operating platforms. These investments include new product development and innovation to further enhance and differentiate our suite of technology and solutions available to customers, along with migration of certain underlying technology platforms to cloud environments to enhance performance, improve speed to market and drive cost efficiencies. We also continue to execute on integration and business transformation activities, such as combining business operations, streamlining technology infrastructure, eliminating duplicative corporate and operational support structures and realizing scale efficiencies.

We have furthered our business strategy through the following key transactions during 2024:

•We completed the sale of AdvancedMD, Inc. ("AdvancedMD") in December 2024 for approximately $1 billion, subject to certain closing adjustments, and up to $125 million contingent upon the purchaser achieving certain specified returns. AdvancedMD is a provider of software-as-a-service solutions to small-to-medium sized ambulatory physician practices in the United States and was included in our Merchant Solutions segment prior to disposition. We recognized a gain on the sale of $273.1 million during the year ended December 31, 2024.

•Our capital structure initiatives during 2024 included the issuance of $2.0 billion in aggregate principal amount of 1.500% convertible senior notes due March 2031 through a private placement. In connection with the issuance of the notes, we entered into privately negotiated capped call transactions to hedge the potential dilutive effect upon conversion of the notes, or offset our cash obligation if the cash settlement option were to be elected, for amounts in excess of the principal amount of converted notes up to a cap price.

Highlights related to our results of operations for the year ended December 31, 2024 include the following:

•Consolidated revenues for the year ended December 31, 2024 increased to $10,105.9 million, compared to $9,654.4 million for the prior year. The increase in consolidated revenues was primarily due to growth in transaction volume. The year-over-year favorable effect on revenues from the EVO business acquired in March 2023 was offset by the unfavorable effect on revenues from the dispositions of our gaming and consumer businesses in April 2023.

•Merchant Solutions and Issuer Solutions segment operating income and operating margin for the year ended December 31, 2024 increased compared to the prior year primarily due to the favorable effect of increases in revenues, as certain fixed costs do not vary with revenues. Merchant Solutions operating income for the year ended December 31, 2024 also reflected an increase related to the acquired EVO business, as the year ended December 31, 2023 only included the acquisition for a portion of the period.

•Consolidated operating income for the year ended December 31, 2024 included the favorable effects of the increase in revenues as compared to the prior year, as well as lower acquisition and integration expenses and share-based compensation expense. These favorable effects were offset by expenses related to business transformation activities, a technology asset charge and an increase in amortization of acquired intangibles, primarily related to the acquisition of EVO as discussed in further detail below. Consolidated operating income for the year ended December 31, 2024 included the gain on the sale of AdvancedMD described above. Consolidated operating income for the year ended December 31, 2023 included the effects of the gain on the sale of our gaming business and the loss on the sale of our consumer business.

Strategy and Business Transformation

Early in 2024, we launched a holistic review of our business to examine our strategy, operations and ability to deliver sustainable performance. We have refreshed our strategy and are focusing our resources, efforts and investments on the areas of the business that will drive the best opportunities for growth.

These strategic, organizational and operational transformation activities are expected to continue over the next few years. As we focus on executing and delivering transformation initiatives, we have incurred and anticipate incurring incremental expenses related to the transformation and potential additional asset impairment charges through early 2027. We are also undertaking a strategic review of our business portfolio to evaluate potential assets for disposition to further streamline our business and create value for shareholders.

We currently expect our transformation initiatives to generate more than $600 million of annual run-rate operating income benefit by the first half of 2027. Refer to "Item 1 - Business" of this Annual Report on Form 10-K for further details regarding this business transformation initiative.

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

The industry continues to grow globally as a result of wider merchant acceptance and increased use of credit and debit cards, advances in payment processing technology and migration to ecommerce, omnichannel and contactless payment solutions. The proliferation of credit and debit cards, as well as other digital payment solutions, has made the acceptance of digital payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. Furthermore, the expanding digitization of the economy and availability and access to financial services increases the demand for cards and digital payment solutions, which in turn drives growth in acceptance and transaction volumes. We believe the increased use of cards and the availability of more sophisticated technology services to all market segments will continue to result in an increasingly competitive and specialized industry.

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

We also believe new markets will continue to develop and expand in areas that have been previously dominated by paper-based transactions. We expect industries such as education, government and healthcare, as well as recurring payments and business-to-business ("B2B") payments, to continue to see transactions migrate to digital-based solutions. We anticipate that the continued development of new services and technologies, the emergence of new vertical markets and continued expansion of technology-enabled ecommerce and omnichannel solutions, including expanded scale and market reach through new innovative cloud-based capabilities and strategic partnerships, will be a factor in the growth of our business and our revenues in the future. Furthermore, due to its benefits and growth potential, we anticipate the increased exploration of use of AI in the payments industry.

For a further discussion of trends, uncertainties and other factors that could affect our continuing operating results, see the section entitled "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Macroeconomic Effects and Other Global Conditions

We are exposed to general economic conditions, including currency fluctuations, inflation, rising interest rates and other conditions that affect the overall level of consumer, business and government spending, which could negatively affect our financial performance. When adverse macroeconomic conditions arise, we evaluate where we may be able to implement cost-saving measures, including those related to headcount and discretionary expenses. We may also experience the effects of heightened geopolitical and economic instability or increased difficulty of conducting business in a country or region due to actual or potential political or military conflict or action.

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

We have sought to reduce our interest rate risk through the issuance of fixed rate debt in place of variable rate debt and through interest rate swap hedging arrangements that convert a significant portion of the eligible variable rate borrowings under our revolving credit facility to a fixed rate. However, inflationary pressure or interest rate fluctuations could adversely affect our business and financial performance as a result of higher costs and/or lower consumer spending. In addition, continued inflation or a rise in interest rates could have an adverse effect on our future financial results and the recoverability of assets. However, as the future magnitude, duration and effects of these conditions are difficult to predict, we are unable to project the extent of the potential effect on our financial results.

We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. A disruption in financial markets could harm our banking partners, which could affect our ability to access our cash or cash equivalents, our ability to provide settlement services or our customers' ability to access their existing cash to fulfill their payment obligations to us. The occurrence of these events could negatively affect our business, financial condition and results of operations.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results, see the section entitled "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Results of Operations

Key Drivers of our Results of Operations

Our revenues for both of our segments are dependent upon the volume of payment transactions we process, cardholder accounts on file and other factors (referred to herein as "transaction volume"). As the majority of our services are priced as a percentage of transaction value or specified fee per unit or transaction, many under multi-year customer arrangements, our revenues generally grow period-over-period in line with the rate of increase in transaction volume.

Our operating expenses consist primarily of amortization of intangible assets, the cost of the technology to provide services to our customers and our people costs to support the operations. Many of those costs do not vary directly with the level of payment transactions we process for our customers, generating operating leverage. As revenues increase, operating income and operating margin (operating income as a percentage of revenues) generally increase.

We also grow our business through strategic acquisitions of similar businesses. Our revenues increase from the transaction volume from the customers of the acquired businesses. As we integrate the businesses, we also are able to improve operating income and operating margin by generating synergies to lower the cost base of those businesses.

Revenues

Merchant Solutions. The majority of our Merchant Solutions segment revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on card type or industry vertical. We also earn software subscription and licensing fees, as well as other fees for specific value-added services that may be unrelated to the number or value of transactions. Merchant Solutions segment revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

We provide payment technology and software solutions to customers and fund settlement either directly, in markets where we have direct membership with the payment networks, or through our relationship with a member financial institution in markets where we are sponsored. Revenues are generally recognized as billed to the customer, net of interchange fees and payment network fees. We market our services through a variety of distribution channels, including a direct sales force, trade associations, agent and enterprise software providers and referral arrangements with value-added resellers ("VARs"). We also provide services to merchants referred by ISOs, payment facilitators and financial institutions. In certain of these arrangements, the external partner receives a share of the customer profitability in the form of a monthly residual payment, which is reflected as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.

Issuer Solutions. Issuer Solutions segment revenues are primarily derived from long-term processing contracts with financial institutions and other financial services providers. Payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements generated and/or mailed, managed services, cards embossed and mailed and other processing services for cardholder accounts on file. Most of these customer contracts have prescribed annual minimums, penalties for early termination and service level agreements that may affect contractual fees if specific service levels are not achieved. Issuer Solutions revenues also include loyalty redemption services, professional services, and fees from B2B payments services and other financial service solutions marketed to businesses, including software-as-a-service (“SaaS”) offerings that automate key procurement processes, provide invoice capture, coding and approval, and enable virtual cards and integrated payments options across a variety of key vertical markets.

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

Operating Expenses

Cost of Service. Cost of service consists primarily of salaries, wages and related expenses paid to operations and technology-related personnel, including those who monitor our transaction processing systems and settlement functions; the cost of transaction processing systems, including third-party services; the cost of network telecommunications capability; depreciation and occupancy costs associated with the facilities supporting these functions; amortization of intangible assets; costs to fulfill customer contracts; provisions for operating losses; and, when applicable, integration costs. In our Issuer Solutions segment, cost of service also includes out-of-pocket reimbursable costs, such as postage and other production items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, wages, commissions and related expenses paid to sales personnel, customer support functions other than those supporting revenues, administrative employees and management; share-based compensation; costs to obtain customer contracts; residuals paid to ISOs; fees paid to VARs, independent contractors and other third parties; other selling expenses; depreciation and occupancy costs of leased space directly related to these functions; advertising costs; and, when applicable, acquisition and integration costs and business transformation costs.

Operating Income and Operating Margin

For the purpose of discussing segment operations, we refer to "operating income," which is calculated by subtracting segment direct expenses, including both cost of service and selling, general and administrative expenses, from segment revenues. Overhead and shared expenses, including share-based compensation, are not allocated to segment operations; they are reported in the caption "Corporate." Impairment of goodwill and gains or losses on business dispositions are also not included in determining segment operating income. In addition, in discussing segment operations we refer to "operating margin," which is calculated by dividing segment operating income by segment revenues.

Equity in Income of Equity Method Investments

We have equity method investments, including a 45% interest in China UnionPay Data Co., Ltd., which we account for using the equity method of accounting. Equity in income of equity method investments reflects our proportional share of earnings from these investments.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table sets forth key selected financial data for the years ended December 31, 2024 and 2023, this data as a percentage of total revenues, and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the years ended December 31, 2024 and 2023 is derived from the accompanying consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

	Year Ended December 31,		Year Ended December 31,
(dollar amounts in thousands)	2024	% of Revenue(1)	2023	% of Revenue(1)	Change	% Change
Revenues(2):
Merchant Solutions	$7,688,703	76.1%	$7,151,793	74.1%	$536,910	7.5%
Issuer Solutions	2,483,657	24.6%	2,398,870	24.8%	84,787	3.5%
Consumer Solutions	—	—%	182,740	1.9%	(182,740)	(100.0)%
Intersegment eliminations	(66,466)	(0.7)%	(78,984)	(0.8)%	12,518	(15.8)%
Consolidated revenues	$10,105,894	100.0%	$9,654,419	100.0%	$451,475	4.7%

Operating expenses(2):
Cost of service:
Merchant Solutions	$2,008,126		$1,925,880		$82,246	4.3%
Issuer Solutions	1,795,001		1,738,047		56,954	3.3%
Consumer Solutions	—		120,436		(120,436)	(100.0)%
Intersegment eliminations	(43,011)		(56,842)		13,831	(24.3)%
Consolidated cost of service	$3,760,116	37.2%	$3,727,521	38.6%	$32,595	0.9%

Selling, general and administrative:
Merchant Solutions	$3,067,662		$2,880,658		$187,004	6.5%
Issuer Solutions	246,214		251,016		(4,802)	(1.9)%
Consumer Solutions	—		66,212		(66,212)	(100.0)%
Corporate	994,886		898,024		96,862	10.8%
Intersegment eliminations	(23,455)		(22,142)		(1,313)	5.9%
Consolidated selling, general and administrative	$4,285,307	42.4%	$4,073,768	42.2%	$211,539	5.2%

Net (gain) loss on business dispositions	(273,134)		136,744		(409,878)	NM
Consolidated operating expenses	$7,772,289	76.9%	$7,938,033	82.2%	$(165,744)	(2.1)%

Operating income (loss)(2):
Merchant Solutions	$2,612,915		$2,345,255		$267,660	11.4%
Issuer Solutions	442,442		409,807		32,635	8.0%
Consumer Solutions	—		(3,908)		3,908	(100.0)%
Corporate	(994,886)		(898,024)		(96,862)	10.8%
Net gain (loss) on business dispositions	273,134		(136,744)		409,878	NM
Consolidated operating income	$2,333,605	23.1%	$1,716,386	17.8%	$617,219	36.0%

Operating margin(2):
Merchant Solutions	34.0%		32.8%		1.2%
Issuer Solutions	17.8%		17.1%		0.7%
Consumer Solutions	—%		(2.1)%		NM

NM = Not meaningful

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating expenses, operating income and operating margin reflect the effects of acquired businesses from the respective acquisition dates and the effects of disposed businesses through the respective disposal dates. See “Note 2—Acquisitions” and “Note 3—Business Dispositions” for further discussion.

Operating income included acquisition and integration expenses of $211.6 million and $341.9 million for the years ended December 31, 2024 and 2023, respectively, which were primarily included within Corporate selling, general and administrative expenses. For the years ended December 31, 2024 and 2023, operating loss for Corporate also included $13.4 million and $18.5 million, respectively, of other charges related to facilities exit activities.

During the year ended December 31, 2024, Corporate expenses also reflected costs of $99.1 million associated with our business transformation initiative, employee termination benefits of $99.6 million, which included $19.4 million of share-based compensation expense, and charges of $55.8 million for technology assets that will no longer be utilized under a revised technology architecture development strategy.

Revenues

Consolidated revenues for the year ended December 31, 2024 increased by $451.5 million, or 4.7%, to $10,105.9 million from $9,654.4 million in the prior year.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the year ended December 31, 2024 increased by $536.9 million, or 7.5%, to $7,688.7 million from $7,151.8 million in the prior year.

The increase in segment revenues was primarily due to the $479.5 million effect of higher transaction volume. In addition, our acquisition of EVO in March 2023 contributed $189.3 million to segment revenue growth during the year ended December 31, 2024, as the year ended December 31, 2023 only included the acquisition for a portion of the period. The revenues of the EVO business include the cross-selling of our service offerings into the acquired EVO customer base and other benefits to revenues from initiatives of the combined organization. There were no other material factors contributing to the change in segment revenues.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the year ended December 31, 2024 increased by $84.8 million, or 3.5%, to $2,483.7 million from $2,398.9 million in the prior year. The increase in revenues was primarily due to an increase in transaction volume of $74.3 million driven by cardholder activity.

Consumer Solutions Segment. The year ended December 31, 2023 included revenues of $182.7 million related to the consumer business disposed of in April 2023.

Operating Expenses

Cost of Service. Cost of service for the year ended December 31, 2024 increased by $32.6 million, or 0.9%, to $3,760.1 million from $3,727.5 million in the prior year. Cost of service as a percentage of revenues decreased to 37.2% for the year ended December 31, 2024 from 38.6% in the prior year.

Merchant Solutions Segment. Cost of service from our Merchant Solutions segment for the year ended December 31, 2024 increased by $82.2 million, or 4.3%, to $2,008.1 million from $1,925.9 million in the prior year. Cost of service as a percentage of segment revenues decreased to 26.1% for the year ended December 31, 2024 from 26.9% in the prior year. The effects of the acquired EVO business on cost of service was an increase of $73.0 million in the year ended December 31, 2024 compared to the prior year, and an unfavorable impact on cost of service as a percentage of segment revenues of 0.3%. Cost of service as a percentage of revenue was lower due to improved operating leverage and synergies related to the EVO acquisition.

Issuer Solutions Segment. Cost of service from our Issuer Solutions segment for the year ended December 31, 2024 increased by $57.0 million, or 3.3%, to $1,795.0 million from $1,738.0 million in the prior year due to costs that vary with revenues. Cost of service as a percentage of segment revenues decreased to 72.3% for the year ended December 31, 2024 from 72.5% in the prior year primarily as a result of costs that do not vary with revenues, including the effects of amortization and depreciation as discussed below, generating operating leverage.

Consumer Solutions Segment. The year ended December 31, 2023 included cost of service of $120.4 million related to the consumer business disposed of in April 2023. Our consumer business had a higher cost of service as a percentage of segment revenues relative to our Merchant Solutions and Issuer Solutions segments and the disposition had the effect of reducing consolidated cost of service as a percentage of revenues by 0.5% for the year ended December 31, 2023.

Amortization of Acquired Intangible Assets. The most significant component of our cost of service is amortization of acquired intangibles, which was $1,369.3 million and $1,318.5 million, or approximately 36% and 35% of cost of service for the years ended December 31, 2024 and 2023, respectively. These costs generally do not vary in proportion to changes in revenues, but rather are most significantly affected by acquisition activities. The effects of the acquired EVO business on amortization expense was an increase of $67.6 million for the year ended December 31, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2024 increased by $211.5 million, or 5.2%, to $4,285.3 million from $4,073.8 million in the prior year. Selling, general and administrative expenses as a percentage of revenues was 42.4% for the year ended December 31, 2024, compared to 42.2% in the prior year.

Merchant Solutions Segment. Selling, general and administrative expenses from our Merchant Solutions segment for the year ended December 31, 2024 increased by $187.0 million, or 6.5%, to $3,067.7 million from $2,880.7 million in the prior year. Selling, general and administrative expenses as a percentage of segment revenues was 39.9% for the year ended December 31, 2024, compared to 40.3% in the prior year. The effects of the acquired EVO business on selling, general and administrative expenses was an increase of $72.0 million for the year ended December 31, 2024 compared to the prior year, and a favorable impact on selling, general and administrative expenses as a percentage of segment revenues of 0.1%. The remainder of the increase in selling, general and administrative expenses for the year ended December 31, 2024 was due to costs that vary with revenues of $32.0 million, depreciation expense of $32.4 million and software license related expenses of $23.1 million.

Issuer Solutions Segment. Selling, general and administrative expenses from our Issuer Solutions segment for the year ended December 31, 2024 decreased by $4.8 million, or 1.9%, to $246.2 million from $251.0 million in the prior year. Selling, general and administrative expenses as a percentage of segment revenues was 9.9% for the year ended December 31, 2024, compared to 10.5% in the prior year, primarily due to fixed costs that do not vary with revenues.

Consumer Solutions Segment. The year ended December 31, 2023 included selling, general and administrative expenses of $66.2 million related to the consumer business disposed of in April 2023. The disposition had the effect of increasing consolidated selling, general and administrative expenses as a percentage of revenues by 0.1% for the year ended December 31, 2023.

Corporate. Corporate expenses for the year ended December 31, 2024 increased by $96.9 million, or 10.8%, to $994.9 million from $898.0 million in the prior year. The higher amount of corporate expenses was primarily driven by charges incurred in the year ended December 31, 2024, including $99.1 million associated with our business transformation initiative, $80.1 million related to employee termination benefits, which excludes share-based compensation expense, and $55.8 million for technology assets that will no longer be utilized under a revised technology architecture development strategy. These increases were partially offset by lower acquisition and integration expenses of $130.3 million, as we completed the acquisition of EVO in March 2023, and lower share-based compensation expense of $44.8 million. The lower share-based compensation expense is primarily due to higher expense in the year ended December 31, 2023 related to the retirement of eligible executives and departure of our previous CEO.

Operating Income and Operating Margin

Consolidated operating income for the year ended December 31, 2024 was $2,333.6 million, compared to $1,716.4 million for the prior year. Consolidated operating margin for the year ended December 31, 2024 was 23.1% compared to 17.8% for the prior year.

•Consolidated operating income and operating margin for the year ended December 31, 2024 included the effects of a $273.1 million gain on the sale of AdvancedMD, compared to a $243.6 million net loss on the sale of our consumer business and a $106.9 million gain on the sale of our gaming business in the prior year. The combination of these items increased operating income by $409.9 million and had a favorable effect on operating margin of approximately 4.1% for the year ended December 31, 2024;

•Consolidated operating income reflected higher corporate costs, as described above, which had an unfavorable effect on operating margin of approximately 2.5% for the year ended December 31, 2024;

•Merchant Solutions segment operating income increased $267.7 million and operating margin increased 1.2% primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues. In addition, the inclusion of EVO had an unfavorable effect on the Merchant Solutions operating margin of 0.3% for the year ended December 31, 2024 as compared to the prior year; and

•Issuer Solutions segment operating income increased $32.6 million and operating margin increased 0.7% primarily due to the favorable effect of the increase in revenues, since certain fixed costs do not vary with revenues.

Other Income and Expense, Net

Interest and other income for the year ended December 31, 2024 increased $55.5 million to $169.2 million, compared to $113.7 million for the prior year primarily due to an increase of $31.6 million in interest income on the seller financing notes that were issued in connection with the sales of our consumer and gaming businesses in April 2023 and a gain of $18.8 million recognized during the year ended December 31, 2024 in connection with the release and conversion of a portion of our Visa convertible preferred shares. See "Note 8—Other Assets" in the notes to the accompanying consolidated financial statements for a further discussion of our Visa preferred shares.

Interest and other expense for the year ended December 31, 2024 decreased $26.2 million to $634.0 million, compared to $660.2 million for the prior year primarily due to lower average interest rates on outstanding borrowings. Interest and other expense for the year ended December 31, 2023 also included a noncash charge of $15.2 million for the estimated future credit losses on the new seller financing notes receivable.

Income Tax Expense

Our effective income tax rates for the years ended December 31, 2024 and 2023 were 15.8% and 17.9%, respectively. The effective tax rate for the year ended December 31, 2024 was lower because the effective tax rate for the year ended December 31, 2023 reflects recognition of a gain on the dispositions of our consumer and gaming businesses for income tax reporting purposes, while an aggregate net loss on the dispositions was recognized for financial reporting purposes.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act into law, which, among other things, implemented a 15% corporate alternative minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases effective beginning January 1, 2023. The corporate alternative minimum tax did not have a material effect on our reported results, cash flows or financial position. During the year ended December 31, 2024 and 2023, we reflected excise taxes of $15.6 million and $3.9 million, respectively, within equity as part of the cost of common stock repurchased, net of share issuances, during the period.

During the year ended December 31, 2024, additional jurisdictions globally enacted local legislation formally adopting the Global Anti-Base Erosion Model Rules ("Pillar Two"), which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework. The effective dates are generally January 1, 2024, and January 1, 2025, for different aspects of the rules and vary by jurisdiction. Additional jurisdictions are expected to implement the model rules under local law in the future, with varying effective dates. The Pillar Two directive did not have a material effect on our financial statements for the year ended December 31, 2024, and we are continuing to evaluate the potential effect on future periods of the Pillar Two implementation, pending legislative adoption by additional individual countries and the ongoing issuance of additional administrative guidance by the OECD.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $31.2 million to $73.8 million, compared to $42.6 million for the prior year primarily due to redemption price adjustments related to our subsidiary in Greece, which is discussed in further detail in "Note 16—Noncontrolling Interests" in the notes to the accompanying consolidated financial statements.

Net Income Attributable to Global Payments

Net income attributable to Global Payments was $1,570.4 million compared to $986.2 million for the prior year, reflecting the changes noted above.

Diluted Earnings per Share

Diluted earnings per share was $6.16 compared to $3.77 for the prior year. Diluted earnings per share for the year ended December 31, 2024 reflects the changes in net income noted above and a decrease in diluted weighted-average number of shares outstanding for the year ended December 31, 2024 compared to the prior year primarily due to the cumulative effect of share repurchases.

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

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while optimizing our cost of capital and financial position. To supplement cash from operating activities, we use a combination of bank financing, such as borrowings under our credit facilities, commercial paper program and senior note issuances for general corporate purposes and to fund acquisitions. Our commercial paper program provides a cost effective means of addressing our short-term liquidity needs and is backstopped by our revolving credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. Finally, specialized lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card networks.

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

At December 31, 2024, we had cash and cash equivalents totaling $2,538.4 million. Of this amount, we considered $1,067.5 million to be available for general purposes, of which $60.5 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $1,067.5 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) certain funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $197.6 million as of December 31, 2024, representing amounts under legal restriction, amounts deposited by customers for prepaid card transactions and funds held as a liquidity reserve. These balances are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $3,532.7 million and $2,248.7 million for the years ended December 31, 2024 and 2023, respectively, which reflect net income adjusted for noncash items, including depreciation, amortization, the provision for credit losses and the net gain or loss on business dispositions, and changes in operating assets and liabilities. The increase in cash flows from operating activities from the prior year was due to general improvement in the results of the business and assets and liabilities that are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations.

We used net cash in investing activities of $173.9 million and $4,361.1 million during the years ended December 31, 2024 and 2023, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions and capital expenditures. During the years ended December 31, 2024 and 2023, we used cash of $487.1 million and $4,225.6 million, respectively, for acquisitions. We made capital expenditures of $674.9 million and $658.1 million during the years ended December 31, 2024 and 2023, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make capital investments in the business, and we anticipate capital expenditures to be approximately $800 million during the year ending December 31, 2025. Additionally, investing cash flows for the year ended December 31, 2024 includes net cash received of $981.4 million from the sale of AdvancedMD and our investments in Visa common shares. Investing cash flows for the year ended December 31, 2023 includes the net effect on cash from the sale of our consumer and gaming businesses, and cash received from the sale of our investments in Visa common shares of $42.1 million.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 9—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. We used net cash in financing activities of $2,766.9 million during the year ended December 31, 2024, and financing activities provided net cash of $2,141.1 million during the year ended December 31, 2023.

Proceeds from long-term debt were $9,635.0 million and $10,336.9 million for the years ended December 31, 2024 and 2023, respectively. Repayments of long-term debt were $8,334.8 million and $9,099.9 million for the years ended December 31, 2024 and 2023, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time to time, under our revolving credit facility, as well as scheduled principal repayments we make on our senior notes, finance leases and other vendor financing arrangements. During the year ended December 31, 2024 and 2023, we had net repayments of $1,371.6 million and net borrowings of $1,371.6 million, respectively, under our commercial paper program. Furthermore, in connection with the issuance of convertible notes in February 2024, we paid $256.3 million to purchase privately negotiated capped call transactions to hedge the potential dilutive effect upon conversion of the notes, or offset our cash obligation if the cash settlement option were to be elected. See section "Long-Term Debt and Lines of Credit" below for further discussion of our recent debt transactions.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the years ended December 31, 2024 and 2023, we had net repayments of $442.7 million and net borrowings of $220.7 million, respectively, under our settlement lines of credit.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the years ended December 31, 2024 and 2023, we used $1,552.0 million and $418.3 million, respectively, to repurchase and retire 12.7 million and 4.1 million shares of our common stock, respectively. The share repurchase activity for the year ended December 31, 2024 included the repurchase of 1,414,759 shares using a portion of the net proceeds from our offering of 1.500% convertible senior notes due March 2031 through privately negotiated transactions with purchasers of notes in the offering, or one of their respective affiliates. The purchase price per share of the common stock repurchased in such transactions equaled the closing price of the common stock on February 20, 2024, which was $130.80 per share. The share repurchase activity for the year ended December 31, 2024 also included the repurchase of 5,320,781 shares at an average price of $112.77 per share under an ASR agreement we entered into on October 30, 2024 with a financial institution to repurchase an aggregate of $600.0 million of our common stock during the ASR program purchase period. This ASR program was completed on December 20, 2024.

On October 24, 2024, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $2.5 billion. As of December 31, 2024, the remaining amount available under our share repurchase program was $1,850.0 million.

We paid dividends to our common shareholders in the amounts of $252.8 million and $260.4 million during the years ended December 31, 2024 and 2023, respectively. We made distributions to noncontrolling interests in the amount of $38.1 million and $33.0 million during the years ended December 31, 2024 and 2023, respectively.

On January 30, 2025, our board of directors declared a cash dividend of $0.25 per share payable on March 28, 2025 to common shareholders of record as of March 14, 2025.

Long-Term Debt and Lines of Credit

Senior Notes

We have $11.1 billion in aggregate principal amount of senior unsecured notes outstanding as of December 31, 2024, which mature at various dates ranging from February 2025 to August 2052. Interest on the senior notes is payable annually or semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time to time at the redemption prices set forth in the related indenture.

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

On November 22, 2021, we issued $2.0 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 1.500% senior notes due November 2024; (ii) $750.0 million aggregate principal amount of 2.150% senior notes due January 2027; and (iii) $750.0 million aggregate principal amount of 2.900% senior notes due November 2031. We incurred debt issuance costs of approximately $14.4 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet. Interest on the senior unsecured notes is payable semi-annually in arrears on May 15 and November 15 for the 2024 and 2031 notes and January 15 and July 15 on the 2027 note, commencing May 15, 2022 for the 2024 note and the 2031 note and July 15, 2022 for the 2027 note. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay the outstanding indebtedness under our prior credit facility and for general corporate purposes. In November 2024, we repaid our $500.0 million aggregate principal amount of 1.500% senior notes upon maturity.

We have $1.1 billion in aggregate principal amount of 1.200% senior unsecured notes due March 2026. We incurred debt issuance costs of approximately $8.6 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2021. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our prior credit facility and for general corporate purposes.

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

We have $3.0 billion in aggregate principal amount of senior unsecured notes consisting of the following: (i) $1.0 billion aggregate principal amount of 2.650% senior notes due 2025; (ii) $1.25 billion aggregate principal amount of 3.200% senior notes due 2029; and (iii) $750.0 million aggregate principal amount of 4.150% senior notes due 2049. Interest on the senior notes is payable semi-annually in arrears on each February 15 and August 15, beginning on February 15, 2020. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time to time at the redemption prices set forth in the related indenture. We issued the senior notes at a total discount of $6.1 million and capitalized related debt issuance costs of $29.6 million.

In addition, in connection with our merger with Total System Services, Inc. ("TSYS") in September 2019 (the "TSYS Merger"), we assumed $3.0 billion aggregate principal amount of senior unsecured notes of TSYS, consisting of the following: (i) $750.0 million aggregate principal amount of 3.800% senior notes due 2021, which were redeemed in February 2021; (ii) $550.0 million aggregate principal amount of 3.750% senior notes due 2023, which were redeemed in June 2023; (iii) $550.0 million aggregate principal amount of 4.000% senior notes due 2023, which were redeemed in June 2023; (iv) $750 million aggregate principal amount of 4.800% senior notes due 2026; and (v) $450 million aggregate principal amount of 4.450% senior notes due 2028. For the 4.800% senior notes due 2026, interest is payable semi-annually each April 1 and October 1. For the 4.450% senior notes due 2028, interest is payable semi-annually each June 1 and December 1. The difference between the acquisition-date fair value and face value of senior notes assumed in the TSYS Merger is recognized over the terms of the respective notes as a reduction of interest expense. The amortization of this fair value adjustment was $15.7 million for each of the years ended December 31, 2024 and 2023.

Convertible Notes

1.500% Convertible Notes due March 1, 2031

On February 23, 2024, we issued $2.0 billion in aggregate principal amount of 1.500% convertible senior notes due March 2031 through a private placement. The net proceeds from this offering were approximately $1.97 billion reflecting debt issuance costs of $33.5 million, which were capitalized and reflected as a reduction of the related carrying amount of the convertible notes in our consolidated balance sheet as of December 31, 2024. Interest on the convertible notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024, to the holders of record on the preceding February 15 and August 15, respectively.

Prior to December 1, 2030, the notes are convertible at the option of the holders only under certain conditions, including: (i) if the last reported sale price of our common stock has been at least 130% of the conversion price for at least 20 trading days within the last 30 consecutive trading days of the immediately preceding calendar quarter; (ii) for a five business day period following a ten-day consecutive trading period where the trading price of the notes is less than 98% of the product of the last reported sale price of our common stock and the conversion rate; (iii) if we call any or all of the notes for redemption; or (iv) upon the occurrence of certain corporate events. On or after December 1, 2030, the notes are convertible at the option of the holders at any time until the second scheduled trading day prior to the maturity date. The notes are convertible into cash and shares of our common stock based on a conversion rate of 6.371 shares of common stock per $1,000 principal amount of the convertible notes (which is equal to a conversion price of approximately $156.96 per share), subject to customary adjustments upon the occurrence of certain events. Upon conversion, the principal amount of, and interest due on, the convertible notes are required to be settled in cash and any other amounts may be settled in shares, cash or a combination of shares and cash at our election.

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

In connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes and other financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon the conversion of the notes, or offset our cash obligation if the cash settlement option is elected, for amounts in excess of the principal amount of converted notes subject to a cap. The initial cap price of the capped call transactions is $228.90 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $256.3 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated balance sheet as of December 31, 2024, net of applicable income taxes.

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

The notes are convertible at the option of the holder at any time after the date that is 18 months after issuance (or earlier, upon the occurrence of certain corporate events) until the scheduled trading day prior to the maturity date and are presented within long-term debt in our consolidated balance sheet based on our intent and ability to refinance on a long-term basis should a conversion event occur. The notes are convertible into cash and shares of our common stock based on a conversion rate of 7.1727 shares of common stock per $1,000 principal amount of the convertible notes (which is equal to a conversion price of approximately $139.42 per share), subject to customary anti-dilution and other adjustments upon the occurrence of certain events. Upon conversion, the principal amount of, and interest due on, the convertible notes are required to be settled in cash and any other amounts may be settled in shares, cash or a combination of shares and cash at our election.

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

In connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon conversion of the notes, or offset our cash obligation if the cash settlement option is elected, up to a cap price determined based on a hedging period that commenced on August 9, 2022 and concluded on August 25, 2022. The capped call had an initial strike price of $140.67 per share and a cap price of $229.26 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $302.4 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated statement of changes in equity during the year ended December 31, 2022, net of applicable income taxes.

Revolving Credit Facility

On August 19, 2022, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The credit agreement provides for an unsubordinated unsecured $5.75 billion revolving credit facility. We capitalized debt issuance costs of $12.3 million in connection with the issuances under the revolving credit facility. The revolving credit facility matures in August 2027. Borrowings under the revolving credit facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of lenders and customary notice provisions.

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

We may issue standby letters of credit of up to $250.0 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of December 31, 2024, there were borrowings of $1,500.0 million outstanding under the revolving credit facility with an interest rate of 5.86%, and the total available commitments under the revolving credit facility were $3.7 billion.

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

As of December 31, 2024, we had no borrowings outstanding under our commercial paper program.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. The required leverage ratio was increased as a result of the acquisition of EVO, and will gradually step-down over eight quarters to the original required ratio of 3.75 to 1.00. As of December 31, 2024, the required leverage ratio was 4.00 to 1.00, and the required interest coverage ratio was 3.00 to 1.00. We were in compliance with all applicable covenants as of December 31, 2024.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of December 31, 2024, a total of $71.2 million of cash on deposit was used to determine the available credit.

As of December 31, 2024, we had $503.4 million outstanding under these lines of credit with additional capacity to fund settlement of $2,280.3 million. During the year ended December 31, 2024, the maximum and average outstanding balances under these lines of credit were $1,283.4 million and $502.7 million, respectively. The weighted-average interest rate on these borrowings was 5.24% at December 31, 2024.

See "Note 9—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements for further information about our borrowing agreements.

BIN/ICA Agreements

In certain markets, we enter into sponsorship or depository and processing agreements with banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for Mastercard transactions, to clear credit card transactions through Visa and Mastercard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2024.

Future Obligations

We have contractual obligations related to service arrangements with suppliers for fixed or minimum amounts. Future minimum payments for purchase obligations at December 31, 2024 are disclosed in “Note 19—Commitments and Contingencies” in the notes to the accompanying consolidated financial statements.

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

As of October 1, 2024, our reporting units consisted of the following: North America Payments Solutions, Vertical Market Software Solutions, Europe Merchant Solutions, Spain Merchant Solutions, Asia-Pacific Merchant Solutions, Latin America Merchant Solutions and Issuer Solutions. As of October 1, 2024, we performed a quantitative assessment of impairment for our Issuer Solutions, Europe Merchant Solutions, Spain Merchant Solutions and Latin America Merchant Solutions reporting units and a qualitative assessment for all other reporting units. We determined on the basis of the quantitative assessments of our Issuer Solutions, Europe Merchant Solutions, Spain Merchant Solutions and Latin America Merchant Solutions reporting units that the fair value of each reporting unit was greater than its respective carrying amount, indicating no impairment. Additionally, we determined on the basis of the qualitative factors that the fair value of other reporting units was not more likely than not less than the respective carrying amounts. We believe that the fair value of each of our reporting units is substantially in excess of its carrying amount, except for our Issuer Solutions reporting unit, whose fair value exceeded its carrying amount by approximately 7% as of October 1, 2024.

During the quarter ended December 31, 2024, we realigned our reporting units based on strategic and organizational changes. The new reporting units are Core Payments Solutions, Integrated and Embedded Solutions, Point-of-Sale and Software Solutions, International Merchant Solutions and Issuer Solutions. Upon realignment of our reporting units, we performed a quantitative assessment of impairment for our Core Payments Solutions, Integrated and Embedded Solutions and Point-of-Sale and Software Solutions reporting units, and determined on the basis of those assessments that the fair value of each reporting unit was substantially in excess of its respective carrying amount, indicating no impairment. Additionally, our International Merchant Solutions reporting unit was an aggregation of existing reporting units, and we concluded that the fair value was substantially in excess of the carrying amount. The realignment did not affect our Issuer Solutions reporting unit.

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

Capitalization of Internal-Use Software Costs

We develop software that is used in providing services to customers. Capitalization of internal-use software costs, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred during the preliminary project stage are recognized as expense as incurred. Currently unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to customer attrition, could require us to implement alternative plans with respect to a particular effort, which could result, and from time to time has resulted, in an impairment charge related to previously capitalized software development costs. The carrying amount of internal-use software, including work-in-progress, at December 31, 2024 was $1,202.1 million. Costs capitalized during the year ended December 31, 2024 totaled $339.3 million.

In addition, we capitalize implementation costs associated with cloud computing arrangements that are service contracts following the same internal-use software capitalization criteria. Our cloud computing arrangements involve services we use to support certain internal corporate functions as well as technology associated with revenue-generating activities. We regularly evaluate whether events or circumstances have occurred that indicate the carrying amount of the capitalized implementation costs may not be recoverable. As of December 31, 2024, capitalized implementation costs, net of accumulated amortization, were $215.4 million and are presented within other noncurrent assets in the consolidated balance sheets. Costs capitalized during the year ended December 31, 2024 totaled $45.1 million.

During the year ended December 31, 2024, we recognized a charge of $55.8 million for technology assets that will no longer be utilized under a revised technology architecture development strategy.

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

We believe our tax return positions are fully supportable; however, we recognize the benefit for tax positions only when it is more likely than not that the position will be sustained based on its technical merits. Issues raised by a tax authority may be resolved at an amount different than the related benefit recognized. When facts and circumstances change (including an effective settlement of an issue or statute of limitations expiration), the effect is recognized in the period of change. The unrecognized tax benefits that exist at December 31, 2024 would affect our provision for income taxes in the future, if recognized.

Judgment is required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent that we determine that we will not realize the benefit of some or all of our deferred tax assets, these deferred tax assets are adjusted via a valuation allowance through our provision for income taxes in the period in which this determination is made.

See "Note 12—Income Tax" in the notes to the accompanying consolidated financial statements for further information regarding the changes in the amount of unrecognized tax benefits and deferred tax valuation allowances during the year ended December 31, 2024.

Redeemable noncontrolling interests

Redeemable noncontrolling interests in our subsidiaries in Greece, Chile, and Germany relate to the portion of equity in each of those subsidiaries not attributable, directly or indirectly, to us, which is redeemable upon the occurrence of an event that is not solely within our control. The redeemable noncontrolling interest for each subsidiary is reflected at the higher of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of comprehensive income (loss), capital contributions and distributions or (ii) the redemption price. Estimates of redemption price are based on projected operating performance of each subsidiary, including key assumptions - revenue growth rates, current and expected market conditions and weighted-average cost of capital. Refer to “Note 16—Noncontrolling Interests” in the notes to the accompanying consolidated financial statements for further information.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. For the year ended December 31, 2024, the impact of currency exchange rate fluctuations to our consolidated revenues and operating income was insignificant.

Generally, the functional currency of our various subsidiaries is their local currency. We are exposed to currency fluctuations on transactions that are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the year ended December 31, 2024, our transaction gains and losses were insignificant.

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

Transaction gains and losses on intercompany balances of a long-term investment nature are also recognized as a component of other comprehensive income. When a foreign subsidiary is disposed of in its entirety, the associated accumulated foreign currency translation gains or losses are reclassified from the separate component of equity into our consolidated statement of income.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on certain of our long-term borrowings and cash investments. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes.

We have an unsubordinated unsecured $5.75 billion revolving credit facility, as well as a $2.0 billion commercial paper program and various lines of credit that we use to fund settlement in certain of our markets, each of which bears interest at rates that are based on market rates and fluctuate accordingly. As of December 31, 2024, the amount outstanding under these variable-rate debt arrangements and settlement lines of credit was $2.0 billion. As of December 31, 2024, we had interest rate swaps with a total notional amount of $1.5 billion to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments as further discussed below.

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

Based on balances outstanding under variable-rate debt agreements and invested cash balances at December 31, 2024, a hypothetical increase of 50 basis points in applicable interest rates as of December 31, 2024 would increase our annual interest expense by approximately $2.2 million and increase our annual interest income by approximately $5.2 million.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Global Payments Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 14, 2025

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Global Payments Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 14, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 14, 2025

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022

Revenues	$10,105,894	$9,654,419	$8,975,515
Operating expenses:
Cost of service	3,760,116	3,727,521	3,778,617
Selling, general and administrative	4,285,307	4,073,768	3,524,578
Impairment of goodwill	—	—	833,075
Net (gain) loss on business dispositions	(273,134)	136,744	199,094
	7,772,289	7,938,033	8,335,364

Operating income	2,333,605	1,716,386	640,151

Interest and other income	169,168	113,711	33,604
Interest and other expense	(633,986)	(660,150)	(449,433)
	(464,818)	(546,439)	(415,829)

Income before income taxes and equity in income of equity method investments	1,868,787	1,169,947	224,322
Income tax expense	295,133	209,020	166,694
Income before equity in income of equity method investments	1,573,654	960,927	57,628
Equity in income of equity method investments, net of tax	70,499	67,896	85,685
Net income	1,644,153	1,028,823	143,313
Net income attributable to noncontrolling interests	(73,788)	(42,590)	(31,820)
Net income attributable to Global Payments	$1,570,365	$986,233	$111,493

Earnings per share attributable to Global Payments:
Basic earnings per share	$6.18	$3.78	$0.41
Diluted earnings per share	$6.16	$3.77	$0.40

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2024	2023	2022

Net income	$1,644,153	$1,028,823	$143,313
Other comprehensive income (loss):
Foreign currency translation adjustments	(433,849)	211,310	(276,559)
Reclassification of accumulated foreign currency translation losses to net loss as a result of the sale of a foreign entity	—	—	62,925
Income tax benefit related to foreign currency translation adjustments	4,993	4,131	2,698
Net unrealized gains (losses) on hedging activities	34,399	(19,683)	12,915
Reclassification of net unrealized (gains) losses on hedging activities to interest expense	(8,731)	(4,609)	21,327
Income tax (expense) benefit related to hedging activities	(6,227)	5,853	(8,172)
Other, net of tax	141	439	(222)
Other comprehensive income (loss)	(409,274)	197,441	(185,088)
Comprehensive income (loss)	1,234,879	1,226,264	(41,775)
Comprehensive income attributable to noncontrolling interests	19,320	92,987	18,519
Comprehensive income (loss) attributable to Global Payments	$1,215,559	$1,133,277	$(60,294)

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$2,538,416	$2,088,887
Accounts receivable, net	1,081,740	1,120,078
Settlement processing assets	1,620,921	4,097,417
Prepaid expenses and other current assets	795,593	767,377
Total current assets	6,036,670	8,073,759
Goodwill	26,286,318	26,743,523
Other intangible assets, net	8,931,943	10,168,046
Property and equipment, net	2,277,593	2,190,005
Deferred income taxes	106,083	111,712
Notes receivable	772,297	713,123
Other noncurrent assets	2,479,351	2,570,018
Total assets	$46,890,255	$50,570,186
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$503,407	$981,244
Current portion of long-term debt	1,075,708	620,585
Accounts payable and accrued liabilities	3,079,924	2,824,979
Settlement processing obligations	1,593,675	3,698,921
Total current liabilities	6,252,714	8,125,729
Long-term debt	15,164,659	15,692,297
Deferred income taxes	1,832,996	2,242,105
Other noncurrent liabilities	623,319	722,540
Total liabilities	23,873,688	26,782,671
Commitments and contingencies
Redeemable noncontrolling interests	160,623	507,965
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at December 31, 2024 and 2023; 248,708,899 shares issued and outstanding at December 31, 2024, and 260,382,746 shares issued and outstanding at December 31, 2023	—	—
Paid-in capital	18,118,942	19,800,953
Retained earnings	4,774,736	3,457,182
Accumulated other comprehensive loss	(612,992)	(258,925)
Total Global Payments shareholders’ equity	22,280,686	22,999,210
Nonredeemable noncontrolling interests	575,258	280,340
Total equity	22,855,944	23,279,550
Total liabilities, redeemable noncontrolling interests and equity	$46,890,255	$50,570,186

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022

Cash flows from operating activities:
Net income	$1,644,153	$1,028,823	$143,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	493,003	458,157	399,486
Amortization of acquired intangibles	1,369,328	1,318,535	1,262,969
Amortization of capitalized contract costs	138,051	123,405	109,701
Share-based compensation expense	164,244	208,994	163,261
Provision for operating losses and credit losses	81,018	97,103	116,879
Noncash lease expense	58,728	65,307	78,935
Deferred income taxes	(346,228)	(499,974)	(315,495)
Paid-in-kind interest capitalized to principal of notes receivable	(74,139)	(46,524)	—
Equity in income of equity method investments, net of tax	(70,499)	(67,896)	(85,685)
Distributions received on investments	32,849	18,267	45,521
Impairment of goodwill	—	—	833,075
Technology asset charge	55,808	—	—
Net (gain) loss on business dispositions	(273,134)	136,744	199,094
Other, net	45,787	71,063	31,430
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(10,443)	(78,647)	(111,974)
Settlement processing assets and obligations, net	338,341	(345,898)	(313,333)
Prepaid expenses and other assets	(221,447)	(289,826)	(295,980)
Accounts payable and other liabilities	107,263	51,108	(17,157)
Net cash provided by operating activities	3,532,683	2,248,741	2,244,040
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash and restricted cash acquired	(487,056)	(4,225,610)	(65,672)
Capital expenditures	(674,917)	(658,142)	(615,652)
Issuance of notes receivable	—	(50,000)	—
Repayment of notes receivable	—	50,000	—
Net cash from sales of businesses	962,435	479,067	(29,755)
Proceeds from sales of investments	19,008	42,135	33,046
Other, net	6,639	1,438	2,496
Net cash used in investing activities	(173,891)	(4,361,112)	(675,537)
Cash flows from financing activities:
Net (repayments) borrowings from settlement lines of credit	(442,713)	220,682	285,644
Net (repayments) borrowings from commercial paper notes	(1,367,859)	1,367,859	—
Proceeds from long-term debt	9,635,049	10,336,850	9,812,289
Repayments of long-term debt	(8,334,846)	(9,099,938)	(7,895,131)
Payments of debt issuance costs	(33,056)	(12,735)	(48,635)
Repurchases of common stock	(1,551,950)	(418,272)	(2,921,307)
Proceeds from stock issued under share-based compensation plans	43,009	60,345	44,127
Common stock repurchased - share-based compensation plans	(56,229)	(41,225)	(38,601)
Purchase of subsidiary shares from noncontrolling interest	(108,770)	—	—
Distributions to noncontrolling interests	(38,086)	(32,997)	(23,031)
Proceeds and contributions from noncontrolling interests	4,044	26,205	—
Payment of deferred and contingent consideration in business combination	(6,390)	(5,222)	(15,726)
Purchase of capped calls related to issuance of convertible notes	(256,250)	—	(302,375)
Dividends paid	(252,811)	(260,431)	(273,955)
Net cash (used in) provided by financing activities	(2,766,858)	2,141,121	(1,376,701)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(112,834)	12,519	(99,219)
Increase in cash, cash equivalents and restricted cash	479,100	41,269	92,583
Cash, cash equivalents and restricted cash, beginning of the period	2,256,875	2,215,606	2,123,023
Cash, cash equivalents and restricted cash, end of the period	$2,735,975	$2,256,875	$2,215,606

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

Balance at December 31, 2023	260,383	$19,800,953	$3,457,182	$(258,925)	$22,999,210	$280,340	$23,279,550	$507,965
Net income			1,570,365		1,570,365	51,381	1,621,746	22,407
Other comprehensive loss				(354,806)	(354,806)	(39,636)	(394,442)	(14,832)
Stock issued under share-based compensation plans	1,508	43,009			43,009		43,009
Common stock repurchased - share-based compensation plans	(452)	(57,092)			(57,092)		(57,092)
Share-based compensation expense		164,244			164,244		164,244
Repurchases of common stock	(12,730)	(1,565,688)			(1,565,688)		(1,565,688)
Distributions to noncontrolling interests					—	(38,086)	(38,086)
Contributions from noncontrolling interests					—	89	89	3,955
Purchase of subsidiary shares from noncontrolling interest		(71,807)		739	(71,068)	(37,702)	(108,770)
Reclassification of redeemable noncontrolling interest to nonredeemable noncontrolling interest					—	358,872	358,872	(358,872)
Purchase of capped calls related to issuance of convertible notes, net of taxes of $61,573		(194,677)			(194,677)		(194,677)
Cash dividends declared ($1.00 per common share)			(252,811)		(252,811)		(252,811)
Balance at December 31, 2024	248,709	$18,118,942	$4,774,736	$(612,992)	$22,280,686	$575,258	$22,855,944	$160,623

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

Balance at December 31, 2022	263,082	$19,978,095	$2,731,380	$(405,969)	$22,303,506	$236,704	$22,540,210	$—
Net income			986,233		986,233	41,104	1,027,337	1,486
Other comprehensive income				147,044	147,044	8,745	155,789	41,652
Stock issued under share-based compensation plans	1,733	60,345			60,345		60,345
Common stock repurchased - share-based compensation plans	(367)	(41,011)			(41,011)		(41,011)
Share-based compensation expense		208,994			208,994		208,994
Redeemable noncontrolling interests acquired in a business combination					—		—	471,119
Share-based awards granted in connection with a business combination		2,484			2,484		2,484
Repurchases of common stock	(4,065)	(413,667)			(413,667)		(413,667)
Distributions to noncontrolling interests					—	(26,705)	(26,705)	(6,292)
Sale of subsidiary shares to noncontrolling interest		5,713			5,713	20,492	26,205
Cash dividends declared ($1.00 per common share)			(260,431)		(260,431)		(260,431)
Balance at December 31, 2023	260,383	$19,800,953	$3,457,182	$(258,925)	$22,999,210	$280,340	$23,279,550	$507,965

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

Recently adopted accounting pronouncements

Accounting Standards Update ("ASU") 2023-07 - In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, inclusion of all annual disclosures in interim periods and disclosure of the title and position of the chief operating decision maker. We adopted ASU 2023-07 effective December 31, 2024 and applied it retrospectively to all periods presented in the financial statements. See "Note 18—Segment Information" for further information.

ASU 2021-08 - In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." We elected to early adopt ASU 2021-08 during the year ended December 31, 2022, with application to any business combinations for which the acquisition date occurred after January 1, 2022. Prior to the adoption of this update, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606" or "ASC 606"), at fair value on the acquisition date. ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts, which should generally result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination.

Recently issued accounting pronouncement not yet adopted

ASU 2024-03 - In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses," which requires disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. We are evaluating the potential effects of ASU 2024-03 on our consolidated financial statements.

ASU 2023-09 - In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvement to Income Tax Disclosures," which is intended to enhance the transparency and decision usefulness of income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for annual periods beginning with our fiscal year ended December 31, 2025. The amendments should be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating how the enhanced disclosure requirements of ASU 2023-09 will affect our presentation, and we will include the incremental disclosures upon the effective date.

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

Revenue recognition - At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service that is distinct. In accordance with ASC 606, we recognize revenue when a customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services.

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

Issuer Solutions. Issuer Solutions segment revenues are primarily derived from long-term contracts with financial institutions and other financial service providers. Issuer Solutions customer contracts typically include an obligation to provide processing services to those customers. Payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements generated and/or mailed, managed services, cards embossed and mailed, and other processing services for cardholder accounts on file. Most of the customer contracts have prescribed annual minimums, penalties for early termination, and service level agreements that may affect contractual fees if specific service levels are not achieved. We have determined that these processing services represent a stand-ready obligation comprising a series of distinct days of services that are substantially the same and have the same pattern of transfer to the customer.

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

Cash, cash equivalents and restricted cash - Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We consider certain portions of our cash and cash equivalents to be unrestricted but not available for general purposes. The amount of cash that we consider to be available for general purposes, $1,067.5 million and $703.3 million as of December 31, 2024 and 2023, respectively, does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of a processing obligation the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We recognize a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheets. While this cash is not restricted in its use, we believe that designating this cash as Merchant Reserves strengthens our fiduciary standing with financial institutions that sponsor us. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

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

We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. As of December 31, 2024, approximately 75% of our total balance of cash and cash equivalents was held within a small group of financial institutions, primarily large money center banks. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any losses associated with our balances in such accounts for the years ended December 31, 2024, 2023 or 2022.

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

	December 31,
	2024	2023

	(in thousands)

Cash and cash equivalents	$2,538,416	$2,088,887
Restricted cash	197,559	167,190
Cash included in assets held for sale	—	798
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,735,975	$2,256,875

Accounts receivable, contract assets and contract liabilities - A contract with a customer creates legal rights and obligations. As we perform under customer contracts, our right to consideration that is unconditional is considered to be accounts receivable. If our right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues we have recognized in excess of the amount we have billed to the customer is recognized as a contract asset. Contract liabilities represent consideration received from customers in excess of revenues recognized. Contract assets and liabilities are presented net at the individual contract level in the consolidated balance sheet and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations. See "Note 4—Revenues" for further information.

Allowance for credit losses on accounts receivable - We are exposed to credit losses on accounts receivable balances. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool. A broad range of information is considered in the estimation process, including historical loss information adjusted for current conditions and expectations of future trends. The estimation process also includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, industry or economic trends and relevant environmental factors. Accounts receivable is presented net of an allowance for credit losses of $24.7 million and $19.0 million as of December 31, 2024 and 2023, respectively.

The measurement of the allowance for credit losses on accounts receivable is recognized through credit loss expense and is included as a component of selling, general and administrative expenses in our consolidated statements of income. We recognized credit loss expense of $25.0 million, $23.3 million and $15.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Write-offs are recognized in the period in which the asset is deemed to be uncollectible. Recoveries are recognized when received as a direct credit to the credit loss expense.

Revenues are recognized net of estimated billing adjustments. Adjustments to customer invoices are charged against the allowance for billing adjustments.

Contract costs - We capitalize certain costs to obtain contracts with customers, including employee sales commissions and fees to business partners. At contract inception, we capitalize costs incurred that we expect to recover and that would not have been incurred if the contract had not been obtained. In certain instances in which costs related to obtaining customers are incurred after the inception of the customer contract, such costs are capitalized as the corresponding liability is recognized. We also capitalize certain costs incurred to fulfill our contracts with customers that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract and (iii) are expected to be recovered through revenues generated under the contract. Capitalized costs to obtain and to fulfill contracts are included in other noncurrent assets.

Contract costs are amortized to operating expense in our consolidated statements of income on a systematic basis consistent with the transfer to the customer of the goods or services to which the asset relates. Amortization of capitalized costs to obtain customer contracts is included in selling, general and administrative expenses in the consolidated statements of income, while amortization of capitalized costs to fulfill customer contracts is included in cost of services. We utilize a straight-line or proportional amortization method depending upon which method best depicts the pattern of transfer of the goods or services to the customer. We amortize these assets over the expected period of benefit, which, based on the factors noted above, is typically three to seven years. In order to determine the appropriate amortization period for capitalized contract costs, we consider a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology we use to provide goods and services to our customers, whether future contract renewals are expected and if there is any incremental commission expected to be paid associated with a contract renewal. Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred. We evaluate contract costs for impairment by comparing, on a pooled basis, the expected future net cash flows from underlying customer relationships to the carrying amount of the capitalized contract costs. See "Note 4—Revenues" for further information.

Up-front distributor and partner payments - We capitalize certain up-front contractual payments to third-party distributors and partners and recognize the capitalized amount as expense ratably over the period of benefit, which is generally the contract period. If the contract requires the distributor or partner to perform specific acts and no other conditions exist for the distributor or partner to earn or retain the up-front payment, then we recognize the capitalized amount as an expense when the performance conditions have been met. Up-front distributor and partner payments are classified in our consolidated balance sheets within prepaid expenses and other current assets and other noncurrent assets and the related expense is reported within selling, general and administrative expenses in our consolidated statements of income.

Settlement processing assets and obligations - Funds settlement refers to the process in our Merchant Solutions segment of transferring funds between card issuers and merchants for merchant sales and credits processed on our systems. We use our internal network to provide funding instructions to financial institutions that in turn fund the merchants. We process funds settlement under two models, a sponsorship model and a direct membership model.

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

Allowance for credit and other merchant losses on settlement assets - Our merchant customers are liable for any charges or losses that occur under the merchant agreement. We have a risk of loss in our card processing services associated with the liability to collect amounts from merchant customers for any charges properly reversed by the card issuing financial institutions. We are therefore exposed to credit losses on these settlement processing assets. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool. A broad range of information is considered in the estimation process, including historical loss information adjusted for current conditions and expectations of future trends. The estimation process also includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, industry or economic trends and relevant environmental factors. We require cash deposits, guarantees, letters of credit and other types of collateral from certain merchants to minimize the risk of loss, and we also utilize a number of systems and procedures to manage merchant risk. The allowance for credit losses on settlement processing assets was $10.0 million and $9.7 million as of December 31, 2024 and 2023, respectively.

The measurement of the allowance for credit losses on settlement assets is recognized through credit loss expenses and is included as a component of cost of service in our consolidated statements of income. We recognized credit loss expense of $22.4 million, $19.2 million and $13.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Write-offs are recognized in the period in which the asset is deemed to be uncollectible. Recoveries are recognized when received as a direct credit to the credit loss expense.

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

Reserve for contract contingencies and processing errors - A significant number of our customer contracts in our Issuer Solutions segment contain service level agreements that can result in performance penalties payable by us if we do not meet contractually required service levels. We recognize an accrual for estimated performance penalties and processing errors. When providing for these accruals, we consider such factors as our history of incurring performance penalties and processing errors, actual contractual penalty charge rates in our contracts, progress towards milestones and known processing errors. These accruals are included in accrued liabilities in our consolidated balance sheets. Depending on the nature of the item, transaction processing provisions are either included as a reduction of the transaction price and recognized as a reduction in revenues as the related services are provided to the customer, or recognized as a component of cost of service, in our consolidated statements of income.

Reserve for cardholder losses - Through services offered in our former Consumer Solutions segment, we were exposed to losses due to cardholder fraud, payment defaults and other forms of cardholder activity as well as losses due to nonperformance of third parties who received cardholder funds for transmittal to the issuing financial institutions. We established a reserve for losses we estimated would arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to nondelivery of goods and services. These reserves were established based upon historical loss and recovery rates and cardholder activity for which specific losses could be identified. Prior to the disposition of our consumer business, the provision for cardholder losses was included as a component of cost of service in our consolidated statements of income.

Property and equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are generally calculated using the straight-line method. Leasehold improvements are amortized over the lesser of the remaining term of the lease and the useful life of the asset.

We develop software that is used to provide services to customers. Capitalization of internal-use software costs, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. Costs incurred during the preliminary project stage are recognized as expense as incurred. Capitalized internal-use software is amortized over its estimated useful life, which is typically five to ten years, in a manner that best reflects the pattern of economic use of the assets. See "Note 5—Property and Equipment" for further information.

Goodwill - We test goodwill for impairment at the reporting unit level annually (in the fourth quarter) and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative assessment for impairment is necessary. The election of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit.

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

During the third quarter of 2022, as a result of the pending disposition of our consumer business and changes in how our business is managed, we realigned the businesses previously comprising our former Business and Consumer Solutions segment to include the B2B portion within our Issuer Solutions segment and the consumer portion forming our Consumer Solutions segment. In connection with the change in presentation of segment information, the B2B portion of our former Business and Consumer Solutions reporting unit was realigned into the Issuer Solutions reporting unit, including a reallocation of goodwill. During the second quarter of 2023, we completed the sale of our consumer business. In addition, during 2023, we realigned our reporting units based on organizational changes and the acquired operations of EVO.

As of October 1, 2024, our reporting units consisted of the following: North America Payments Solutions, Vertical Market Software Solutions, Europe Merchant Solutions, Spain Merchant Solutions, Asia-Pacific Merchant Solutions, Latin America Merchant Solutions and Issuer Solutions. As of October 1, 2024, we performed a quantitative assessment of impairment for our Issuer Solutions, Europe Merchant Solutions, Spain Merchant Solutions and Latin America Merchant Solutions reporting units and a qualitative assessment for all other reporting units. We determined on the basis of the quantitative assessments of our Issuer Solutions, Europe Merchant Solutions, Spain Merchant Solutions and Latin America Merchant Solutions reporting units that the fair value of each reporting unit was greater than its respective carrying amount, indicating no impairment. Additionally, we determined on the basis of the qualitative factors that the fair value of other reporting units was not more likely than not less than the respective carrying amounts.

During the quarter ended December 31, 2024, we realigned our reporting units based on a strategic and organizational changes. The new reporting units are Core Payments Solutions, Integrated and Embedded Solutions, Point-of-Sale and Software Solutions, International Merchant Solutions and Issuer Solutions. Upon realignment of our reporting units, we performed a quantitative assessment of impairment for our Core Payments Solutions, Integrated and Embedded Solutions and Point-of-Sale and Software Solutions reporting units, and determined on the basis of those assessments that the fair value of each reporting unit was greater than its respective carrying amount, indicating no impairment. Additionally, our International Merchant Solutions reporting unit was an aggregation of our former Europe, Spain and Asia-Pacific reporting units, and was not more likely than not less than its respective carrying amounts. The realignment did not affect our Issuer Solutions reporting unit.

See "Note 6—Goodwill and Other Intangible Assets" for further information.

Other intangible assets - Other intangible assets include customer-related intangible assets (such as customer lists, merchant contracts and referral agreements), contract-based intangible assets (such as noncompete agreements, distributor agreements and processing rights), acquired technologies, trademarks and trade names associated with business combinations. These assets are amortized over their estimated useful lives. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of acquired technologies are based on an estimate of the period over which we expect to receive economic benefit. The useful lives of amortizable trademarks and trade names are based on an estimate of the period over which we will earn revenues for the related assets, including contemplation of any future plans to use the trademarks and trade names in the applicable markets.

We use the straight-line method of amortization for our amortizable acquired technologies, trademarks and trade names and certain contract-based intangible assets. Amortization for most of our customer-related intangible assets and certain contract-based intangible assets is determined using an accelerated method. Under this accelerated method, we determine amortization expense for any period by first dividing the expected cash flows for that period that were used in determining the acquisition-date fair value of the asset by the expected total cash flows over the estimated life of the asset. We then multiply that ratio by the initial carrying amount of the asset to arrive at the amortization expense for that period. If the cash flow patterns that we experience differ significantly from our initial estimates, we adjust the amortization schedule prospectively. We believe that our accelerated method reflects the expected pattern of the benefit to be derived. See "Note 6—Goodwill and Other Intangible Assets" for further information.

Implementation costs incurred in a cloud computing arrangement - We capitalize implementation costs associated with cloud computing arrangements that are service contracts, and we amortize these capitalized implementation costs to expense on a straight-line basis over the term of the applicable hosting arrangement. Our cloud computing arrangements involve services we use to support certain internal corporate functions as well as technology associated with revenue-generating activities. As of December 31, 2024 and 2023, capitalized implementation costs, net of accumulated amortization, were $215.4 million and $206.5 million, respectively, and are presented within other noncurrent assets in the consolidated balance sheets. Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $7.6 million, $3.8 million and $3.1 million, respectively, and is presented in the same line item in the consolidated statements of income as the expense for the associated cloud services arrangement. During the year ended December 31, 2024, we also recognized a charge of $28.5 million for technology assets that will no longer be utilized under a revised technology architecture development strategy, which was included within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes.

Leases - We evaluate each of our lease and service arrangements at inception to determine if the arrangement is, or contains, a lease and the appropriate classification of each identified lease. A lease exists if we obtain substantially all of the economic benefits of, and have the right to control the use of, an asset for a period of time. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease agreement. We recognize right-of-use assets and lease liabilities at the lease commencement date based on the present values of fixed lease payments over the term of the lease. Right-of-use assets may also be adjusted to reflect any prepayments made or any incentive payments received. Operating lease costs and depreciation expense for finance leases are recognized as expense on a straight-line basis over the lease term. We consider a termination or renewal option in the determination of the lease term when it is reasonably certain that we will exercise that option. Because our leases generally do not provide a readily determinable implicit interest rate, we use an incremental borrowing rate to measure the lease liability and associated right-of-use asset at the lease commencement date. The incremental borrowing rate used is a fully collateralized rate that considers our credit rating, market conditions and the term of the lease at the lease commencement date. We have made an accounting policy election to not recognize assets or liabilities for leases with a term of less than 12 months and to account for all components in a lease arrangement as a single combined lease component for all asset classes with the exception of computer equipment, for which we account for lease and nonlease components separately. See "Note 7—Leases" for further information.

Impairment of long-lived assets - We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment, capitalized software, lease right-of-use assets and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. The evaluation is performed at the asset group level, which is the lowest level of identifiable cash flows. If the carrying amount of the asset group is determined to be not recoverable, a write-down to fair value is recognized. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision.

Assets held for sale - We classify an asset or business as a held for sale disposal group if we have committed to a plan to sell the asset or business within one year and are actively marketing the asset or business in its current condition for a price that is reasonable in comparison to its estimated fair value. Disposal groups held for sale are reported at the lower of carrying amount or fair value less costs to sell. Long-lived assets classified as held for sale are not subject to depreciation or amortization, and both the assets and any liabilities directly associated with the disposal group are presented net within separate current and noncurrent held for sale line items in our consolidated balance sheets. Subsequent changes to the estimated selling price of an asset or disposal group held for sale are recognized as gains or losses in our consolidated statement of income and any subsequent gains are limited to the cumulative losses previously recognized.

Notes receivable and allowance for credit losses - During the year ended December 31, 2023, we provided seller financing in connection with the sale of our former consumer and gaming businesses. We classify notes receivable as held for investment based on the intent and ability to hold for the foreseeable future or until maturity or payoff, and the notes are presented at amortized cost within notes receivable in our consolidated balance sheet. Interest income is recognized using the effective interest method, which includes the accretion of the difference between the fair value at inception and the face value of the notes.

We are exposed to credit losses on the notes. We utilize a probability-of-default and loss given default method to develop an estimate of current expected credit losses applied at the loan level. A variety of factors are considered to estimate the expected credit loss, including the probability of default (representing the probability the asset will default within a given time frame), the loss given default (representing the percentage of the asset that is not expected to be collected due to default), leverage ratios, interest rates, market and industry data, and forecasts that affect the collectibility of the reported amount. The estimation process also includes consideration of qualitative and quantitative risk factors associated with expected timing of payment, industry trends and current and anticipated future economic conditions. Expected credit losses are estimated over the life of the loans, adjusted for expected prepayments when appropriate. We recognized a noncash charge as an allowance for estimated future credit losses on the notes of $15.2 million for the year ended December 31, 2023, which is included as a component of interest and other expense in our consolidated statements of income. Notes receivable are presented net of an allowance for credit losses of $15.2 million as of December 31, 2024 and 2023, respectively.

Equity method investments - We have certain investments, including a 45% interest in China UnionPay Data Co., Ltd. that we account for using the equity method of accounting. Equity method investments are recognized initially at cost and subsequently adjusted for our portion of equity in earnings, cash contributions and distributions, and foreign currency translation adjustments. As of December 31, 2024 and 2023, we had total equity method investments of $999.3 million and $989.6 million, respectively, presented within other noncurrent assets in the consolidated balance sheets.

Accrued buyout liability - Certain of our Merchant Solutions salespersons in the United States are paid residual commissions based on the profitability generated by certain merchant customers. We have the right, but not the obligation, to buy out some or all of these commissions and intend to do so periodically. Such purchases of the commissions are at a fixed multiple of the last 12 months of commissions. Because of our intent and ability to execute purchases of the residual commissions, and the mutual understanding between us and our salespersons, we have accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. Therefore, we recognize a liability for the amount that we would have to pay (the "settlement cost") to buy out related commissions in their entirety from vested salespersons, and an estimated amount for unvested salespersons based on their progress towards vesting and the expected percentage that will become vested. As the liability increases over the first year of the related merchant contract, we recognize a related asset. Subsequent changes in the estimated accrued buyout liability due to merchant attrition, same-store sales growth or contraction and changes in profitability are included in selling, general and administrative expense in the consolidated statements of income. The classification of the accrued buyout liability between current and noncurrent in the consolidated balance sheet is based upon our estimate of the amount of the accrued buyout liability that we reasonably expect to pay over the next 12 months.

Income taxes - Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We periodically assess our tax exposures related to periods that are open to examination. Based on the latest available information, we evaluate our tax positions to determine whether the position will more likely than not be sustained upon examination by the U.S. Internal Revenue Service or other taxing authorities. If we do not reach a more-likely-than-not determination, no benefit is recognized. If we determine that the tax position is more likely than not to be sustained, we recognize the largest amount of benefit that is more likely than not to be realized when the tax position is settled. We present interest and penalties related to unrecognized income tax benefits in interest and other expense and selling, general and administrative expenses, respectively, in our consolidated statements of income. See "Note 12—Income Tax" for further information.

Derivative instruments - We may use interest rate swaps or other derivative instruments to manage a portion of our exposure to the variability in interest rates. Our objective in managing our exposure to fluctuation in interest rates is to better control this element of cost and to mitigate the earnings and cash flow volatility associated with changes in applicable rates. We have established policies and procedures that encompass risk-management philosophy and objectives, guidelines for derivative instrument usage, counterparty credit approval, and the monitoring and reporting of derivative activity. We do not use derivative instruments for speculation.

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

See "Note 10—Derivatives and Hedging Instruments" for further information about our derivative instruments.

Fair value measurements - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. GAAP establishes a fair value hierarchy that categorizes the inputs to valuation techniques into three broad levels. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting our assumptions and include situations where there is little or no market activity for the asset or liability.

Fair value of financial instruments - The carrying amounts of cash and cash equivalents, restricted cash, receivables, settlement lines of credit, accounts payable and accrued liabilities approximate their fair value given the short-term nature of these items.

The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy. The estimated fair value of our $2.0 billion 1.500% convertible notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy and our $1.5 billion 1.000% convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the valuation hierarchy. Certain of our long-term debt arrangements include variable interest rates. The fair value of long-term debt with variable interest rates was determined using Level 2 inputs, and approximated carrying amount, exclusive of debt issuance costs. The fair values of our swap agreements were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date and classified within Level 2 of the valuation hierarchy. See "Note 9—Long-Term Debt and Lines of Credit" and "Note 10—Derivatives and Hedging Instruments" for further information.

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

Redeemable Noncontrolling Interests - Redeemable noncontrolling interests refers to noncontrolling interests that are redeemable upon the occurrence of an event that is not solely within our control and is reported in the mezzanine section between total liabilities and shareholders' equity, as temporary equity in our consolidated balance sheets. The redeemable noncontrolling interests for each subsidiary are adjusted each reporting period to the higher of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of comprehensive income (loss), capital contributions and distributions or (ii) the redemption price. In determining the measurement method of redemption price, we have elected to accrete changes in the redemption price over the period from the date of issuance to the earliest redemption date of the instrument using the effective interest method, applied prospectively. We have also elected to recognize the entire amount of any redemption price adjustments in net income attributable to noncontrolling interests in our consolidated statements of income. Certain of our redeemable noncontrolling interests are redeemable at fair value and are considered to be a Level 3 measurement of the valuation hierarchy. See "Note 16—Noncontrolling Interests" for further information.

Foreign currencies - We have significant operations in a number of foreign subsidiaries whose functional currency is the local currency. The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated into the reporting currency at the period-end rate of exchange. Income statement items are translated at the weighted-average rates prevailing during the period. The resulting translation adjustment is presented as a component of other comprehensive income and is included in accumulated comprehensive income within equity in our consolidated balance sheets.

Gains and losses on transactions denominated in currencies other than the functional currency are generally included in determining net income for the period. For the years ended December 31, 2024, 2023 and 2022, our transaction gains and losses were insignificant. Transaction gains and losses on intercompany balances of a long-term investment nature are presented as a component of other comprehensive income (loss) and included in accumulated comprehensive income (loss) within equity in our consolidated balance sheets. When a foreign subsidiary is disposed of in its entirety, the associated accumulated foreign currency translation gains or losses are reclassified from the separate component of equity into our consolidated statement of income.

Earnings per share - Basic earnings per share ("EPS") is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as net income attributable to Global Payments for all periods presented.

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the years ended December 31, 2024, 2023 and 2022 excluded approximately 293,422, 191,353 and 700,119, respectively, shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share.

The effect of the potential shares needed to settle the conversion spread on our convertible notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the years ended December 31, 2024 and 2023, the convertible notes were not included in the computation of diluted EPS as the effect would have been anti-dilutive. Furthermore, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computation of the diluted weighted-average number of shares outstanding for all periods presented:

	Years Ended December 31,
	2024	2023	2022

	(in thousands)

Basic weighted-average number of shares outstanding	254,291	261,126	275,191
Plus: Dilutive effect of stock options and other share-based awards	554	572	385
Diluted weighted-average number of shares outstanding	254,845	261,698	275,576

Repurchased shares - We account for the retirement of repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original issue proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. We use a last-in, first-out cost flow assumption to identify the original issue proceeds of the shares repurchased. See "Note 13—Shareholders' Equity" for further information.

NOTE 2— ACQUISITIONS

EVO Payments, Inc.

In March 2023, we acquired all of the outstanding common stock of EVO Payments, Inc. (“EVO”). EVO is a payment technology and services provider, offering payment solutions to merchants ranging from small and middle market enterprises to multinational companies and organizations across the Americas and Europe. The acquisition aligns with our technology-enabled payments strategy, expands our geographic presence in attractive markets and augments our business-to-business software and payment solutions business.

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

During the year ended December 31, 2024, we made measurement-period adjustments that increased the amount of goodwill by $19.9 million, primarily related to deferred income taxes as a result of finalizing the evaluation of the differences in the bases of assets and liabilities for financial reporting and tax purposes. The effects of the measurement-period adjustments on our consolidated statement of income for the year ended December 31, 2024 were not material.

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

For the year ended December 31, 2024, and during the period from the acquisition date through December 31, 2023, the acquired operations of EVO contributed less than 10% to our consolidated revenues and operating income. The historical revenue and earnings of EVO were not material for the purpose of presenting pro forma information. In addition, transaction costs associated with this business combination were not material.

Other Acquisitions

During the years ended December 31, 2024, 2023 and 2022, we completed other acquisitions that were insignificant, individually and in the aggregate, to the consolidated financial statements. For one of the acquisitions during the year ended December 31, 2024, $47.3 million of consideration is payable in the year ending December 31, 2025 and $8.8 million is payable in the year ending December 31, 2026.

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

NOTE 3—BUSINESS DISPOSITIONS

AdvancedMD, Inc. - In December 2024, we completed the sale of AdvancedMD, Inc. ("AdvancedMD") for approximately $1 billion, subject to certain closing adjustments, and up to $125 million contingent upon the purchaser achieving certain specified returns. AdvancedMD is a provider of software-as-a-service solutions to small-to-medium sized ambulatory physician practices in the United States, and was included in our Merchant Solutions segment prior to disposition. We recognized a gain on the sale of $273.1 million during the year ended December 31, 2024.

Gaming Business - In April 2023, we completed the sale of our gaming business for approximately $400 million, subject to certain closing adjustments. The gaming business was included in our Merchant Solutions segment prior to disposition, and had been presented as held for sale in our consolidated balance sheet since December 31, 2022. We recognized a gain on the sale of $106.9 million during the year ended December 31, 2023.

Consumer Business - In April 2023, we completed the sale of the consumer portion of our Netspend business for approximately $1 billion, subject to certain closing adjustments. The consumer business comprised our former Consumer Solutions segment prior to disposition, and had been presented as held for sale with certain adjustments to report the disposal group at fair value less costs to sell in our consolidated balance sheet since June 30, 2022. We recognized a loss on this business disposition in our consolidated statements of income of $243.6 million during the year ended December 31, 2023. The loss during the year ended December 31, 2023 included the effects of incremental negotiated closing adjustments, changes in the estimated fair value of the seller financing and the effects of the final tax structure of the transaction. We also recognized charges within net loss on business dispositions in our consolidated statements of income of $71.9 million during the year ended December 31, 2022 to reduce the disposal group to estimated fair value less costs to sell, which related primarily to estimated costs to sell and changes in the estimated fair value of the fixed rate seller financing commitment. As further discussed in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies," we recognized a goodwill impairment charge of $833.1 million during the year ended December 31, 2022 related to our former Business and Consumer Solutions reporting unit.

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

We recognized interest income of $89.9 million on the notes during the year ended December 31, 2024 and $58.3 million during the year ended December 31, 2023, as a component of interest and other income in the consolidated statements of income. The issuance of the notes in connection with the sale transactions was a noncash investing activity in our consolidated statement of cash flows for the year ended December 31, 2023.

As of December 31, 2024 and 2023, there was an aggregate principal amount of $810.2 million and $753.5 million, respectively, outstanding on the notes, including PIK interest, and the notes are presented net of the allowance for credit losses of $15.2 million within notes receivable in our consolidated balance sheets. Principal payments due within 12 months are included in prepaid expenses and other current assets in the consolidated balance sheets. The estimated fair value of the notes receivable was $809.3 million and $735.6 million as of December 31, 2024 and 2023, respectively. The estimated fair value of notes receivable was based on a discounted cash flow approach and is considered to be a Level 3 measurement of the valuation hierarchy.

Sale of Merchant Solutions Business in Russia - We sold our Merchant Solutions business in Russia in April 2022 for cash proceeds of $9 million. During the year ended December 31, 2022, we recognized a loss of $127.2 million associated with the sale, comprised of the difference between the consideration received and the net carrying amount of the business and the reclassification of $62.9 million of associated accumulated foreign currency translation losses from the separate component of equity. The loss was presented within net loss on business dispositions in our consolidated statement of income.

NOTE 4—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Merchant Solutions	Issuer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$6,254,163	$1,883,852	$(23,260)	$8,114,755
Europe	1,174,828	556,599	—	1,731,427
Asia Pacific	259,712	43,206	(43,206)	259,712
	$7,688,703	$2,483,657	$(66,466)	$10,105,894

	Year Ended December 31, 2023
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$5,867,308	$1,849,638	$182,740	$(37,094)	$7,862,592
Europe	1,023,546	507,342	—	—	1,530,888
Asia Pacific	260,939	41,890	—	(41,890)	260,939
	$7,151,793	$2,398,870	$182,740	$(78,984)	$9,654,419

	Year Ended December 31, 2022
	Merchant Solutions	Issuer Solutions	Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$5,236,728	$1,739,620	$620,482	$(58,916)	$7,537,914
Europe	720,660	469,412	—	—	1,190,072
Asia Pacific	247,529	36,591	—	(36,591)	247,529
	$6,204,917	$2,245,623	$620,482	$(95,507)	$8,975,515

In our Merchant Solutions segment, we actively market and provide our payment services, enterprise software solutions and other value-added services directly to our customers through a variety of relationship-led and technology-enabled distribution channels. Through our relationship-led direct sales forces worldwide, as well as financial institution and other referral partnerships, we offer our payments technology services, software and other value-added solutions directly to customers across numerous verticals in the markets we serve. Our technology-enabled distribution channel includes integrated and vertical market software solutions and ecommerce and omnichannel solutions.

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022

	(in thousands)

Relationship-led	$3,925,253	$3,738,536	$3,189,046
Technology-enabled	3,763,450	3,413,257	3,015,871
	$7,688,703	$7,151,793	$6,204,917

ASC 606 requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the years ended December 31, 2024, 2023 and 2022, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of December 31, 2024, 2023 and 2022 was as follows:

	Balance Sheet Location	December 31, 2024	December 31, 2023	December 31, 2022

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$338,960	$360,684	$329,785
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	174,024	197,355	152,520

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	242,769	229,686	226,254
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	50,555	54,246	45,613

Net contract assets were not material at December 31, 2024, December 31, 2023 or December 31, 2022. Revenue recognized for the years ended December 31, 2024 and 2023 from contract liability balances at the beginning of each period was $200.0 million and $199.7 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at December 31, 2024. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year ending December 31,
2025	$1,163,120
2026	902,270
2027	698,486
2028	391,044
2029	182,062
2030 and thereafter	352,999
Total	$3,689,981

NOTE 5—PROPERTY AND EQUIPMENT

As of December 31, 2024 and 2023, property and equipment consisted of the following:

	Range of Depreciable Lives	2024	2023

	(Years)	(in thousands)

Software	5-10	$2,197,746	$1,937,440
Equipment	3-20	1,076,109	969,164
Buildings	40	192,005	191,715
Leasehold improvements	5-15	114,360	120,964
Furniture and fixtures	5-10	102,913	104,474
Land		11,634	11,821
		3,694,767	3,335,578
Less accumulated depreciation and amortization		(2,139,127)	(1,800,382)
Work-in-progress		721,953	654,809
		$2,277,593	$2,190,005

During the year ended December 31, 2024, we wrote off capitalized software assets $27.3 million for technology assets that will no longer be utilized under a revised technology architecture development strategy, which was presented within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2024 and 2023, goodwill and other intangible assets consisted of the following:

	2024	2023

	(in thousands)

Goodwill	$26,286,318	$26,743,523

Other intangible assets:
Customer-related intangible assets	$10,354,686	$10,653,036
Acquired technologies	3,051,188	3,005,576
Contract-based intangible assets	2,310,430	2,254,273
Trademarks and trade names	1,048,181	1,074,631
	16,764,485	16,987,516
Less accumulated amortization:
Customer-related intangible assets	4,420,615	3,866,686
Acquired technologies	2,306,420	2,047,330
Contract-based intangible assets	439,237	309,886
Trademarks and trade names	666,270	595,568
	7,832,542	6,819,470
	$8,931,943	$10,168,046

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the years ended December 31, 2024, 2023 and 2022:

	Merchant Solutions	Issuer Solutions	Consumer Solutions	Total

	(in thousands)

Balance at December 31, 2021	$14,063,682	$9,908,014	$841,578	$24,813,274
Goodwill acquired	3,296	—	—	3,296
Effect of foreign currency translation	(66,251)	(29,009)	—	(95,260)
Goodwill derecognized in connection with the sale of a business (1)	(17,719)	—	—	(17,719)
Impairment of goodwill (2)	—	—	(833,075)	(833,075)
Reallocation of accumulated impairment losses due to change in reporting units (2)	—	(357,933)	357,933	—
Reclassification of goodwill to assets held for sale (3)	(163,105)	—	(366,436)	(529,541)
Measurement-period adjustments	(2,958)	(17,281)	—	(20,239)
Balance at December 31, 2022	13,816,945	9,503,791	—	23,320,736
Goodwill acquired (4)	3,283,285	—	—	3,283,285
Effect of foreign currency translation	126,835	12,904	—	139,739
Measurement-period adjustments	(237)	—	—	(237)
Balance at December 31, 2023	17,226,828	9,516,695	—	26,743,523
Goodwill acquired	193,252	—	—	193,252
Effect of foreign currency translation	(223,564)	(7,909)	—	(231,473)
Goodwill derecognized in connection with the sale of a business (5)	(438,911)	—	—	(438,911)
Measurement-period adjustments	19,927	—	—	19,927
Balance at December 31, 2024	$16,777,532	$9,508,786	$—	$26,286,318

(1) Reflects goodwill derecognized in connection with the sale of our Merchant Solutions business in Russia. See “Note 3—Business Dispositions” for further discussion.

(2) Reflects a goodwill impairment charge related to our former Business and Consumer Solutions reporting unit. In connection with the change in presentation of segment information during the year ended December 31, 2022, accumulated impairment losses associated with our former Business and Consumer Solutions reporting unit were reallocated to our new reporting units based on relative fair value. See "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" for further discussion.

(3) Reflects the reclassification of goodwill in connection with the presentation of the consumer and gaming businesses as held for sale. See “Note 3—Business Dispositions” for further discussion.

(4) Reflects goodwill acquired in connection with our EVO acquisition. See “Note 2—Acquisitions” for further discussion.

(5) Reflects goodwill derecognized in connection with the sale of our AdvancedMD business. See “Note 3—Business Dispositions” for further discussion.

Accumulated impairment losses for goodwill were $357.9 million as of December 31, 2024 and 2023 and included in our Issuer Solutions segment.

Customer-related intangible assets, acquired technologies, contract-based intangible assets, and trademarks and trade names acquired during the year ended December 31, 2024 had weighted-average amortization periods of 6.7 years, 5.0 years, 6.3 years, and 7.0 years, respectively. Customer-related intangible assets, acquired technologies, contract-based intangible assets, and trademarks and trade names acquired during the year ended December 31, 2023 had weighted-average amortization periods of 10.8 years, 6.3 years, 12.0 years, and 2.0 years, respectively. Amortization expense of acquired intangibles was $1,369.3 million for the year ended December 31, 2024, $1,318.5 million for the year ended December 31, 2023 and $1,263.0 million for the year ended December 31, 2022.

The estimated amortization expense of acquired intangibles as of December 31, 2024 for the next five years, calculated using the currency exchange rate at the date of acquisition, if applicable, is as follows (in thousands):

2025	$1,331,709
2026	1,192,308
2027	955,966
2028	877,245
2029	790,785

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

As of December 31, 2024 and 2023, right-of-use assets and lease liabilities consisted of the following:

	Balance Sheet Location	December 31, 2024	December 31, 2023

		(in thousands)

Assets:
Operating lease right-of-use assets:
Real estate	Other noncurrent assets	$278,942	$340,061
Computer equipment	Other noncurrent assets	—	5,352
Other	Other noncurrent assets	116	302
Total operating lease right-of-use-assets		$279,058	$345,715

Finance lease right-of-use assets:
Computer equipment	Property and equipment, net	$700	$11,168
Other equipment	Property and equipment, net	52,365	52,264
Other	Property and equipment, net	8,615	6,634
		61,680	70,066
Less accumulated depreciation:
Computer equipment	Property and equipment, net	(457)	(4,361)
Other equipment	Property and equipment, net	(39,021)	(38,338)
Other	Property and equipment, net	(3,409)	(4,497)
Total accumulated depreciation		(42,887)	(47,196)
Total finance lease right-of-use assets		18,793	22,870
Total right-of-use assets(1)		$297,851	$368,585

Liabilities:
Operating lease liabilities (current)	Accounts payable and accrued liabilities	$71,607	$81,696
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	354,491	411,227
Finance lease liabilities (current)	Current portion of long-term debt	8,099	12,055
Finance lease liabilities (noncurrent)	Long-term debt	8,283	12,470
Total lease liabilities		$442,480	$517,448

(1) As of December 31, 2024 and 2023, approximately 70% of our right-of-use assets were located in the United States.

The weighted-average remaining lease term for operating and finance leases at December 31, 2024 was 7.8 years and 3.1 years, respectively. The weighted-average remaining lease term for operating and finance leases at December 31, 2023 was 8.4 years and 3.2 years, respectively. As of December 31, 2024, the weighted-average discount rate used in the measurement of operating and finance lease liabilities was 3.8% and 4.6%, respectively. As of December 31, 2023, the weighted-average discount rate used in the measurement of operating and finance lease liabilities was 4.0% and 3.7%, respectively.

As of December 31, 2024, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in thousands)

Year ending December 31,
2025	$85,984	$8,362
2026	82,251	4,323
2027	68,404	3,037
2028	56,940	1,674
2029	42,330	—
2030 and thereafter	156,586	—
Total lease payments	492,495	17,396
Imputed interest	(66,397)	(1,014)
Total lease liabilities	$426,098	$16,382

Operating lease costs in our consolidated statement of income for the year ended December 31, 2024 were $98.7 million, including $89.4 million in selling, general and administrative expenses and $9.3 million in cost of services. Total lease costs for the year ended December 31, 2024 include variable lease costs of $14.5 million, which are primarily comprised of the cost of property taxes, insurance and maintenance. Finance lease costs for the year ended December 31, 2024 were $12.3 million, including $11.7 million of amortization on right-of use assets and $0.6 million of interest on lease liabilities. Lease costs for leases with a term of less than 12 months were not material for the year ended December 31, 2024.

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

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2024, 2023 and 2022 was $93.0 million, $101.7 million and $120.7 million, respectively, which are included as a component of cash provided by operating activities in the consolidated statements of cash flows. Operating lease liabilities arising from obtaining new or modified right-of-use assets, net of reductions resulting from certain lease modifications, were $30.2 million, $31.2 million and $25.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of finance lease liabilities that is included as a component of cash used in financing activities in the consolidated statements of cash flows was $16.1 million, $12.9 million and $21.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Finance lease liabilities arising from obtaining new or modified right-of-use assets, net of reductions resulting from certain lease modifications, were $9.4 million, $4.4 million and $8.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

During the years ended December 31, 2024, 2023 and 2022, we entered into agreements to acquire hardware, software and related services, including the purchase of certain assets previously leased. During the year ended December 31, 2024, the reduction in operating lease liabilities arising from the termination of the related right-of-use assets was $5.4 million. During the year ended December 31, 2023, the reduction in operating and finance lease liabilities arising from the termination of the related right-of-use assets was $10.3 million and $0.1 million, respectively. During the year ended December 31, 2022, the reduction in operating and finance lease liabilities arising from the termination of the related right-of-use assets was $44.2 million and $9.7 million, respectively.

NOTE 8 - OTHER ASSETS

Visa Preferred Shares

Through certain of our subsidiaries in Europe, we were a member and shareholder of Visa Europe Limited ("Visa Europe"). On June 21, 2016, Visa Inc. ("Visa") acquired all of the membership interests in Visa Europe, and we received consideration in the form of cash and Series B and C convertible preferred shares of Visa. We assigned the preferred shares a value of zero based on transfer restrictions, Visa's ability to adjust the conversion rate and the estimation uncertainty associated with those factors. Based on the outcome of any current or potential litigation involving Visa Europe in the United Kingdom and elsewhere in Europe, the conversion rate of the preferred shares could be adjusted down such that the number of Visa common shares we receive could be as low as zero.

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

In July 2024, in connection with the third mandatory release assessment, a portion of the Series B and C convertible preferred shares was converted by Visa. We recognized a gain of $18.8 million reported in interest and other income in our consolidated statement of income for the year ended December 31, 2024 based on the fair value of the shares received and subsequently sold. The remaining Series B and C convertible preferred shares continue to be carried at an assigned value of zero based on the aforementioned factors.

In addition, through the acquisition of EVO in 2023, we obtained Series A and C convertible preferred shares of Visa. The Series C preferred shares are carried at an assigned value of zero based on the aforementioned factors. The Series A convertible preferred shares were not restricted and were convertible into a fixed number of Visa Class A common shares. In November 2023, the Series A convertible preferred shares were converted into a fixed number of Visa Class A common shares and sold for cash proceeds of $42.1 million. Prior to sale, the Visa Class A common shares were presented at fair value in our consolidated balance sheet with changes in fair value recognized in interest and other income in our consolidated statement of income.

NOTE 9—LONG-TERM DEBT AND LINES OF CREDIT

As of December 31, 2024 and 2023, long-term debt consisted of the following:

	December 31, 2024	December 31, 2023

	(in thousands)

Long-term Debt
1.500% senior notes due November 15, 2024	$—	$499,143
2.650% senior notes due February 15, 2025	999,791	998,172
1.200% senior notes due March 1, 2026	1,097,764	1,095,848
4.800% senior notes due April 1, 2026	764,125	775,425
2.150% senior notes due January 15, 2027	747,447	746,196
4.950% senior notes due August 15, 2027	497,425	496,444
4.450% senior notes due June 1, 2028	465,012	469,406
3.200% senior notes due August 15, 2029	1,242,715	1,241,169
5.300% senior notes due August 15, 2029	496,762	496,063
2.900% senior notes due May 15, 2030	993,708	992,537
2.900% senior notes due November 15, 2031	744,233	743,394
5.400% senior notes due August 15, 2032	743,730	742,908
4.150% senior notes due August 15, 2049	741,215	740,860
5.950% senior notes due August 15, 2052	738,975	738,576
4.875% senior notes due March 17, 2031	820,952	873,747
1.000% convertible senior notes due August 15, 2029	1,461,761	1,453,493
1.500% convertible senior notes due March 1, 2031	1,970,577	—
Revolving credit facility	1,500,000	1,570,000
Commercial paper notes	—	1,371,639
Finance lease liabilities	16,382	24,525
Other borrowings	197,793	243,337
Total long-term debt	16,240,367	16,312,882
Less current portion	1,075,708	620,585
Long-term debt, excluding current portion	$15,164,659	$15,692,297

The carrying amounts of our senior notes and convertible notes in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At December 31, 2024, the unamortized discount on senior notes and convertible notes was $38.5 million, and unamortized debt issuance costs on senior notes and convertible notes were $92.8 million. At December 31, 2023, the unamortized discount on senior notes and convertible notes was $46.1 million and unamortized debt issuance costs on senior notes and convertible notes were $78.4 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At December 31, 2024 and 2023, unamortized debt issuance costs on the unsecured revolving credit facility were $13.4 million and $18.5 million, respectively. The amortization of debt discounts and debt issuance costs is recognized as an increase to interest expense over the terms of the respective debt instruments. Amortization of discounts and debt issuance costs was $31.5 million, $27.0 million and $20.5 million, respectively, for years ended December 31, 2024, 2023 and 2022.

At December 31, 2024, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year ending December 31,
2025	$1,068,459
2026	1,913,464
2027	2,790,646
2028	467,701
2029	3,253,411
2030 and thereafter	6,832,392
Total	$16,326,073

See "Note 7—Leases" for more information about our finance lease liabilities, including maturities.

Senior Notes

We have $11.1 billion in aggregate principal amount of senior unsecured notes outstanding, as presented in the table above, which are comprised of senior notes issued in 2023, 2022, 2021, 2020 and 2019, and senior notes assumed in our merger with Total System Services, Inc. ("TSYS") in September 2019 (the "TSYS Merger"). Interest on the senior notes is payable annually or semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time to time at the redemption prices set forth in the related indenture.

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

On November 22, 2021, we issued $2.0 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 1.500% senior notes due November 2024; (ii) $750.0 million aggregate principal amount of 2.150% senior notes due January 2027; and (iii) $750.0 million aggregate principal amount of 2.900% senior notes due November 2031. We incurred debt issuance costs of approximately $14.4 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet. Interest on the senior unsecured notes is payable semi-annually in arrears on May 15 and November 15 for the 2024 and 2031 notes and January 15 and July 15 on the 2027 note, commencing May 15, 2022 for the 2024 note and the 2031 note and July 15, 2022 for the 2027 note. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay the outstanding indebtedness under our prior credit facility and for general corporate purposes. In November 2024, we repaid our $500.0 million aggregate principal amount of 1.500% senior notes upon maturity.

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

We have $3.0 billion in aggregate principal amount of senior unsecured notes, consisting of the following: (i) $1.0 billion aggregate principal amount of 2.650% senior notes due 2025; (ii) $1.25 billion aggregate principal amount of 3.200% senior notes due 2029; and (iii) $750.0 million aggregate principal amount of 4.150% senior notes due 2049. Interest on the senior notes is payable semi-annually in arrears on each February 15 and August 15, beginning on February 15, 2020. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time to time at the redemption prices set forth in the related indenture. We issued the senior notes at a total discount of $6.1 million and capitalized related debt issuance costs of $29.6 million.

In addition, in connection with the TSYS Merger, we assumed $3.0 billion aggregate principal amount of senior unsecured notes of TSYS, consisting of the following: (i) $750.0 million aggregate principal amount of 3.800% senior notes due 2021, which were redeemed in February 2021; (ii) $550.0 million aggregate principal amount of 3.750% senior notes due 2023, which were redeemed in June 2023; (iii) $550.0 million aggregate principal amount of 4.000% senior notes due 2023, which were redeemed in June 2023; (iv) $750 million aggregate principal amount of 4.800% senior notes due 2026; and (v) $450 million aggregate principal amount of 4.450% senior notes due 2028. For the 4.800% senior notes due 2026, interest is payable semi-annually each April 1 and October 1. For the 4.450% senior notes due 2028, interest is payable semi-annually each June 1 and December 1. The difference between the acquisition-date fair value and face value of senior notes assumed in the TSYS Merger is recognized over the terms of the respective notes as a reduction of interest expense. The amortization of this fair value adjustment was $15.7 million, $15.7 million, and $27.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Convertible Notes

1.500% Convertible Notes due March 1, 2031

On February 23, 2024, we issued $2.0 billion in aggregate principal amount of 1.500% convertible senior notes due March 2031 through a private placement. The net proceeds from this offering were approximately $1.97 billion reflecting debt issuance costs of $33.5 million, which were capitalized and reflected as a reduction of the related carrying amount of the convertible notes in our consolidated balance sheet. Interest on the convertible notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024, to the holders of record on the preceding February 15 and August 15, respectively.

Prior to December 1, 2030, the notes are convertible at the option of the holders only under certain conditions, including: (i) if the last reported sale price of our common stock has been at least 130% of the conversion price for at least 20 trading days within the last 30 consecutive trading days of the immediately preceding calendar quarter; (ii) for a five business day period following a ten-day consecutive trading period where the trading price of the notes is less than 98% of the product of the last reported sale price of our common stock and the conversion rate; (iii) if we call any or all of the notes for redemption; or (iv) upon the occurrence of certain corporate events. On or after December 1, 2030, the notes are convertible at the option of the holders at any time until the second scheduled trading day prior to the maturity date. The notes are convertible into cash and shares of our common stock based on a conversion rate of 6.371 shares of common stock per $1,000 principal amount of the convertible notes (which is equal to a conversion price of approximately $156.96 per share), subject to customary adjustments upon the occurrence of certain events. Upon conversion, the principal amount of, and interest due on, the convertible notes are required to be settled in cash and any other amounts may be settled in shares, cash or a combination of shares and cash at our election.

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

In connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes and other financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon the conversion of the notes, or offset our cash obligation if the cash settlement option is elected, for amounts in excess of the principal amount of converted notes subject to a cap. The initial cap price of the capped call transactions is $228.90 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $256.3 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated balance sheet as of December 31, 2024, net of applicable income taxes.

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

The notes are convertible at the option of the holder at any time after the date that is 18 months after issuance (or earlier, upon the occurrence of certain corporate events) until the scheduled trading day prior to the maturity date and are presented within long-term debt in our consolidated balance sheet based on our intent and ability to refinance on a long-term basis should a conversion event occur. The notes are convertible into cash and shares of our common stock based on a conversion rate of 7.1727 shares of common stock per $1,000 principal amount of the convertible notes (which is equal to a conversion price of approximately $139.42 per share), subject to customary anti-dilution and other adjustments upon the occurrence of certain events. Upon conversion, the principal amount of, and interest due on, the convertible notes are required to be settled in cash and any other amounts may be settled in shares, cash or a combination of shares and cash at our election.

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

On August 8, 2022, in connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon conversion of the notes, or offset our cash obligation if the cash settlement option is elected, up to a cap price determined based on a hedging period that commenced on August 9, 2022 and concluded on August 25, 2022. The capped call had an initial strike price of $140.67 per share and a cap price of $229.26 per share. The capped call transactions meet the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $302.4 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated statement of changes in equity during the year ended December 31, 2022, net of applicable income taxes.

Revolving Credit Facility

On August 19, 2022, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The credit agreement provides for an unsubordinated unsecured $5.75 billion revolving credit facility. We capitalized debt issuance costs of $12.3 million in connection with the issuances under the revolving credit facility. The revolving credit facility matures in August 2027. Borrowings under the revolving credit facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of lenders and customary notice provisions.

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

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of December 31, 2024, there were borrowings of $1.5 billion outstanding under the revolving credit facility with an interest rate of 5.86%, and the total available commitments under the revolving credit facility were $3.7 billion.

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

As of December 31, 2024, we had no borrowings outstanding under our commercial paper program. The commercial program is backstopped by our revolving credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. As such, we could draw on the revolving credit facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

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

Fair Value of Long-Term Debt

As of December 31, 2024, our senior notes had a total carrying amount of $11.1 billion and an estimated fair value of $10.5 billion. As of December 31, 2024, our 1.500% convertible senior notes due March 1, 2031 had a total carrying amount of $2.0 billion and an estimated fair value of $2.0 billion. The estimated fair value of our senior notes and 1.500% convertible senior notes were based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy.

As of December 31, 2024, our 1.000% convertible notes had a total carrying amount of $1.5 billion and an estimated fair value of $1.6 billion. The estimated fair value of our 1.000% convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the valuation hierarchy.

The fair value of other long-term debt approximated its carrying amount at December 31, 2024.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. The required leverage ratio was increased as a result of the acquisition of EVO and will gradually step-down over eight quarters to the original required ratio of 3.75 to 1.00. As of December 31, 2024, the required leverage ratio was 4.00 to 1.00, and the required interest coverage ratio was 3.00 to 1.00. We were in compliance with all applicable covenants as of December 31, 2024.

Settlement Lines of Credit

In various markets where our Merchant Solutions segment does business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of December 31, 2024, a total of $71.2 million of cash on deposit was used to determine the available credit.

As of December 31, 2024, we had $503.4 million outstanding under these lines of credit with additional capacity to fund settlement of $2,280.3 million. During the year ended December 31, 2024, the maximum and average outstanding balances under these lines of credit were $1,283.4 million and $502.7 million, respectively. The weighted-average interest rate on these borrowings was 5.24% at December 31, 2024.

Interest Expense

Interest expense was $619.5 million, $629.8 million and $437.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

We recognized a gain (loss) on the net investment hedge of $28.9 million and $(27.0) million within foreign currency translation adjustments in other comprehensive income in our consolidated statements of comprehensive income during the years ended December 31, 2024 and 2023, respectively.

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

The table below presents information about our interest rate swaps, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at December 31, 2024	Range of Maturity Dates at December 31, 2024	December 31, 2024	December 31, 2023

				(in thousands)

Interest rate swaps (Notional of $1.5 billion at December 31, 2024 and December 31, 2023)	Other noncurrent liabilities	4.26%	April 17, 2027 - August 17, 2027	$7,768	$28,187

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive loss	$34,399	$(19,683)	$12,915
Net unrealized gains (losses) reclassified out of other comprehensive loss to interest expense	$8,731	$4,609	$(21,327)

As of December 31, 2024, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $6.5 million.

NOTE 11—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2024 and 2023, accounts payable and accrued liabilities consisted of the following:

	2024	2023

	(in thousands)

Funds held for customers	$938,416	$817,180
Trade accounts payable	320,085	290,437
Compensation and benefits	248,970	276,441
Contract liabilities	242,769	229,686
Payment network fees	222,621	246,102
Income taxes	209,037	139,825
Interest	171,220	166,039
Third-party commissions	87,431	93,387
Operating leases	71,607	81,696
Miscellaneous taxes and withholdings	69,523	59,601
Third-party processing fees	36,251	29,593
Unclaimed property	24,413	22,560
Audit and legal	22,995	22,748
Current portion of accrued buyout liability(1)	14,358	13,719
Other	400,228	335,965
	$3,079,924	$2,824,979

(1) The noncurrent portion of accrued buyout liability of $23.5 million and $69.1 million is included in other noncurrent liabilities in the consolidated balance sheets as of December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, certain actions were taken to align our workforce to our new operating model. During the year ended December 31, 2024, we recognized charges for employee termination benefits of $99.6 million, which included $19.4 million of share-based compensation expense. These charges are presented within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes. At December 31, 2024, accounts payable and accrued liabilities in the consolidated balance sheet included obligations totaling $6.3 million for employee termination benefits, which are expected to be paid within the next 12 months.

NOTE 12—INCOME TAX

The income tax expense for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	Years Ended December 31,
	2024	2023	2022

	(in thousands)

Current income tax expense (benefit):
Federal	$361,904	$399,900	$277,120
State	78,314	98,224	68,120
Foreign	201,143	209,955	125,580
	641,361	708,079	470,820
Deferred income tax expense (benefit):
Federal	(238,554)	(330,647)	(235,727)
State	(46,689)	(84,729)	(41,770)
Foreign	(60,985)	(83,683)	(26,629)
	(346,228)	(499,059)	(304,126)
	$295,133	$209,020	$166,694

Income tax expense allocated to noncontrolling interests was $16.6 million, $12.9 million and $9.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table presents income (loss) before income taxes for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022

	(in thousands)

United States	$1,255,792	$597,969	$(189,030)
Foreign	612,995	571,978	413,352
	$1,868,787	$1,169,947	$224,322

Approximately $60.5 million of our undistributed foreign earnings are considered to be indefinitely reinvested outside the United States as of December 31, 2024. Because those earnings are considered to be indefinitely reinvested, no deferred income taxes have been provided thereon. If we were to make a distribution of any portion of those earnings in the form of dividends or otherwise, any such amounts would be subject to withholding taxes payable to various foreign jurisdictions; however, the amounts would not be subject to any additional U.S. income tax.

Our effective tax rates for the years ended December 31, 2024, 2023 and 2022 differ from the federal statutory rate for those periods as follows:

	Years Ended December 31,
	2024	2023	2022

Federal U.S. statutory rate	21.0%	21.0%	21.0%
Foreign inclusion, net of foreign tax credits	2.3	3.4	8.2
Foreign income taxes	1.8	2.2	1.4
State income taxes, net of federal income tax benefit	1.3	0.9	9.0
Uncertain tax positions	0.9	0.5	(0.7)
Nondeductible executive compensation	0.3	0.9	4.7
Share-based compensation expense	0.2	0.9	2.0
Deemed royalty	0.2	0.7	1.2
Net gain on dispositions and liquidations	—	4.3	12.1
Goodwill impairment	—	—	78.0
Valuation allowance	(0.3)	(0.4)	(0.2)
Foreign-derived intangible income deduction	(1.7)	(3.8)	(12.4)
Tax credits	(4.4)	(3.8)	(19.5)
Foreign interest income not subject to tax	(6.3)	(9.5)	(29.9)
Other	0.5	0.6	(0.6)
Effective tax rate	15.8%	17.9%	74.3%

Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Deferred income taxes as of December 31, 2024 and 2023 reflect the effect of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of December 31, 2024 and 2023, principal components of deferred tax items were as follows:

	2024	2023

	(in thousands)

Deferred income tax assets:
Research and development costs	$286,859	$267,098
Foreign net operating loss carryforwards	223,535	187,247
Credits	200,474	144,053
Financial instruments	110,621	91,032
Lease liabilities	69,751	89,645
Accrued expenses	51,632	54,478
Share-based compensation expense	33,683	42,376
Domestic net operating loss carryforwards	28,711	34,121
Other	100,507	72,484
	1,105,773	982,534
Valuation allowance	(241,197)	(211,049)
	864,576	771,485
Deferred tax liabilities:
Acquired intangibles	1,286,709	2,200,082
Partnership interests	896,411	238,139
Property and equipment	360,066	398,439
Right-of-use assets	42,441	59,124
Other	5,862	6,094
	2,591,489	2,901,878
Net deferred income tax liability	$1,726,913	$2,130,393

During the year ended December 31, 2024, as part of the integration of EVO into our Merchant Solutions business, certain deferred taxes, primarily those related to acquired intangibles, property and equipment and research and development costs, were reclassified into partnership interests. The net deferred income taxes reflected in our consolidated balance sheets as of December 31, 2024 and 2023 are as follows:

	2024	2023

	(in thousands)

Noncurrent deferred income tax asset	$(106,083)	$(111,712)
Noncurrent deferred income tax liability	1,832,996	2,242,105
Net deferred income tax liability	$1,726,913	$2,130,393

A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the years ended December 31, 2024, 2023 and 2022 are summarized below (in thousands):

Balance at December 31, 2021	$(112,259)
Allowance for foreign net operating losses	(122)
Allowance for foreign tax credits	60
Allowance for state tax credits	2,282
Allowance for domestic net operating losses	(4)
Balance at December 31, 2022	(110,043)
Allowance for foreign net operating losses	(674)
Allowance for foreign tax credits	(101,271)
Allowance for state tax credits	3,079
Allowance for state interest limitation	(2,335)
Allowance for domestic net operating losses	195
Balance at December 31, 2023	(211,049)
Allowance for foreign net operating losses	(12,533)
Allowance for foreign tax credits	(16,975)
Allowance for state tax credits	(463)
Allowance for state interest limitation	(177)
Balance at December 31, 2024	$(241,197)

The change in the valuation allowance for the year ended December 31, 2024 is primarily related to foreign tax credits and foreign net operating loss carryforwards. The change in the valuation allowance for the year ended December 31, 2023 is primarily related to anticipatory foreign tax credits and state interest deduction carryforwards offset by recognition of state tax credit carryforwards determined more likely than not to be realized. The decrease in the valuation allowance for the year ended December 31, 2022 is primarily related to the utilization of state tax credit carryforwards.

Foreign net operating loss carryforwards of $110.6 million will expire between December 31, 2025 and December 31, 2044, if not utilized. Foreign net operating loss carryforwards of $112.9 million have indefinite carryforward periods. Domestic net operating loss carryforwards of $28.7 million and tax credit carryforwards of $103.0 million will expire between December 31, 2025 and December 31, 2044, if not utilized.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world. We are no longer subject to state income tax examinations for years ended on or before December 31, 2015, U.S. federal income tax examinations for years ended on or before December 31, 2016 and international corporation tax examinations for years ended on or before December 31, 2020.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits, excluding penalties and interest, for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Years Ended December 31,
	2024	2023	2022

	(in thousands)

Balance at the beginning of the year	$43,229	$31,315	$34,905
Additions related to acquisitions	—	4,054	—
Reductions for income tax positions of prior years	(164)	(887)	(8,301)
Settlements with income tax authorities	(1,656)	(988)	(3,245)
Additions for income tax positions of prior years	9,092	1,809	911
Additions based on income tax positions related to the current year	7,801	7,926	7,045
Balance at the end of the year	$58,302	$43,229	$31,315

As of December 31, 2024, the total amount of gross unrecognized income tax benefits that, if recognized, would affect the provision for income taxes is $56.8 million.

NOTE 13—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. Information about shares repurchased and retired was as follows for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022

	(in thousands, except per share amounts)

Number of shares repurchased and retired	12,730	4,065	23,266
Cost of shares repurchased, including commissions and applicable excise taxes	$1,565,688	$413,667	$2,929,814
Average cost per share	$123.00	$101.77	$125.93

The share repurchase activity for the year ended December 31, 2024 included the repurchase of 1,414,759 shares using a portion of the net proceeds from our offering of 1.500% convertible senior notes due March 2031 through privately negotiated transactions with purchasers of notes in the offering, or one of their respective affiliates. The purchase price per share of the common stock repurchased in such transactions equaled the closing price of the common stock on February 20, 2024, which was $130.80 per share. The share repurchase activity for the year ended December 31, 2024 also included the repurchase of 5,320,781 shares at an average price of $112.77 per share under an ASR agreement we entered into on October 30, 2024 with a financial institution to repurchase an aggregate of $600.0 million of our common stock during the ASR program purchase period. This ASR program was completed on December 20, 2024. On February 13, 2025, we entered into an ASR agreement to repurchase an aggregate $250.0 million of shares of common stock during the program purchase period, which will end prior to March 31, 2025. The total number of shares to be repurchased under the program will generally be based on the average of the daily volume-weighted average prices of our common stock during the repurchase period less a discount and subject to adjustments pursuant to the terms of the program.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act into law, which, among other things, implemented a 1% excise tax on share repurchases effective beginning January 1, 2023. During the year ended December 31, 2024 and 2023, we reflected excise taxes of $15.6 million and $3.9 million, respectively, within equity as part of the cost of common stock repurchased, net of share issuances, during the period.

On October 24, 2024, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $2.5 billion. As of December 31, 2024, the remaining amount available under our share repurchase program was $1,850.0 million.

On January 30, 2025, our board of directors declared a cash dividend of $0.25 per share payable on March 28, 2025 to common shareholders of record as of March 14, 2025.

NOTE 14—SHARE-BASED AWARDS AND OPTIONS

We have granted nonqualified stock options, restricted stock and performance unit awards to key employees, officers and directors under a long-term incentive plan, which permits grants of equity to employees, officers, directors and consultants. A total of 14.0 million shares of our common stock has been reserved and made available for issuance pursuant to awards granted under the 2011 Amended and Restated Incentive Plan.

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Years Ended December 31,
	2024	2023	2022

	(in thousands)

Share-based compensation expense	$164,244	$208,994	$163,261
Income tax benefit	$35,528	$48,446	$38,059

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

Performance Units

Certain of our executives have been granted performance-based restricted stock units ("performance units") that, after a specified performance period, may convert on a 1-for-1 basis into shares of our common stock based upon the level of achievement of certain pre-established performance measures during the performance period and subject to the holders' continued service on the vesting date. The Compensation Committee of our board of directors ("Compensation Committee") establishes performance measures and may set a range of possible performance-based outcomes for performance units. Performance units are converted into shares of common stock only after the Compensation Committee certifies the level of achievement against the performance measures. Our performance unit agreements provide for accelerated vesting under certain conditions.

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

The following table summarizes the changes in unvested restricted stock awards and performance units for the years ended December 31, 2024, 2023 and 2022:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2021	1,640	$184.90
Granted	1,496	137.51
Vested	(756)	170.79
Forfeited	(235)	164.06
Unvested at December 31, 2022	2,145	159.04
Replacement Awards	202	98.44
Granted	1,322	112.81
Vested	(1,041)	157.33
Forfeited	(147)	128.18
Unvested at December 31, 2023	2,481	131.41
Granted	1,225	128.97
Vested	(1,224)	140.79
Forfeited	(230)	119.07
Unvested at December 31, 2024	2,252	$126.07

The total fair value of restricted stock and performance units vested was $172.3 million, $163.8 million and $129.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

For restricted stock and performance units, we recognized compensation expense of $151.6 million, $186.9 million and $151.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $131.8 million of unrecognized compensation expense related to unvested restricted stock awards and performance units that we expect to recognize over a weighted-average period of 1.8 years.

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

The following table summarizes changes in stock option activity for the years ended December 31, 2024, 2023 and 2022:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2021	1,172	$107.44	5.8	$47.4
Granted	154	136.02
Forfeited	(89)	147.65
Exercised	(98)	65.69		5.5
Outstanding at December 31, 2022	1,139	111.75	5.4	17.3
Replacement Awards	142	98.44
Granted	233	110.83
Forfeited	(297)	155.35
Exercised	(296)	89.08		9.4
Outstanding at December 31, 2023	921	99.54	5.0	32.1
Granted	168	127.99
Forfeited	(77)	150.55
Exercised	(234)	59.16		16.0
Outstanding at December 31, 2024	778	$112.91	5.5	$9.0

Options vested and exercisable at December 31, 2024	521	$110.07	4.0	$7.9

We recognized compensation expense for stock options of $7.5 million, $17.0 million and $6.4 million during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had $7.4 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.9 years.

The weighted-average grant-date fair value of stock options granted, including replacement awards granted in connection with the EVO acquisition, during the years ended December 31, 2024, 2023 and 2022 was $53.19, $46.17 and $48.88, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2024	2023	2022

Risk-free interest rate	4.13%	3.84%	1.87%
Expected volatility	45%	45%	40%
Dividend yield	0.90%	0.81%	0.56%
Expected term (years)	5	5	5

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

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Years Ended December 31,
	2024	2023	2022

	(in thousands)

Income taxes paid, net of refunds	$523,263	$640,784	$431,148
Interest paid	$618,865	$603,486	$350,075

NOTE 16—NONCONTROLLING INTERESTS

The following table presents the reconciliation of net income attributable to noncontrolling interests to comprehensive income attributable to noncontrolling interests for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022

	(in thousands)

Net income attributable to noncontrolling interests	$73,788	$42,590	$31,820
Foreign currency translation attributable to noncontrolling interests	(54,468)	50,397	(13,301)
Comprehensive income attributable to noncontrolling interests	$19,320	$92,987	$18,519

During the year ended December 31, 2024, we paid $108.8 million to acquire the remaining 45.23% interest for 100% ownership in one of our majority-owned subsidiaries in Europe. The transaction resulted in a reduction in equity attributable to noncontrolling interests of approximately $37.7 million and a reduction in total equity attributable to Global Payments of approximately $71.1 million. The net effects of the transaction include a reclassification of an accumulated other comprehensive gain related to foreign currency translation of $0.7 million from noncontrolling interests to equity attributable to Global Payments.

During the year ended December 31, 2023, we received $26.2 million from a noncontrolling shareholder in exchange for a 20% ownership interest in one of our majority-owned subsidiaries in Spain, which resulted in a reallocation between equity attributable to Global Payments and equity attributable to noncontrolling interests.

Redeemable Noncontrolling Interests

The portions of equity in certain of our consolidated subsidiaries that are not attributable, directly or indirectly, to us, are redeemable upon the occurrence of an event that is not solely within our control.

During the second quarter of 2024, we formed a new joint venture in Germany, of which we hold a 51% controlling interest. Under the shareholder agreement, the minority shareholder has the option to compel us to purchase their shares at fair market value upon the occurrence of a specific change in control event. As of December 31, 2024, the option is not considered probable of becoming redeemable. We also own 51% of our subsidiary in Greece and 50.1% of our subsidiary in Chile. Under the respective shareholder agreements, the minority shareholders have the option to compel us to purchase their shares at a price per share based on the fair value of the shares, or under certain circumstances for our subsidiary in Greece, at a price determined by calculations stipulated in the shareholder agreement. The options have no expiration date.

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

The option held by the minority shareholder in Greece, which is redeemable at a price other than fair value, is considered probable of becoming redeemable on December 8, 2025. In determining the measurement method of redemption price, we have elected to accrete changes in the redemption price over the period from the date of issuance to the earliest redemption date of the instrument using the effective interest method, applied prospectively, which amounted to $20.0 million for the year ended December 31, 2024. We have also elected to recognize the entire amount of any redemption price adjustments in net income attributable to noncontrolling interests in our consolidated statements of income.

In addition, we own 66% of our subsidiary in Poland. The redemption option held by the minority shareholder in Poland expired on January 1, 2024, and the redeemable noncontrolling interest was reclassified to nonredeemable noncontrolling interest in the consolidated balance sheet as of January 1, 2024.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the years ended December 31, 2024, 2023 and 2022:

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2021	$(182,949)	$(48,490)	$(2,743)	$(234,182)
Other comprehensive income (loss)	(197,635)	26,070	(222)	(171,787)
Balance at December 31, 2022	(380,584)	(22,420)	(2,965)	(405,969)
Other comprehensive income (loss)	165,044	(18,439)	439	147,044
Balance at December 31, 2023	(215,540)	(40,859)	(2,526)	(258,925)
Other comprehensive income (loss)	(374,388)	19,441	141	(354,806)
Effect of purchase of subsidiary shares from noncontrolling interest	739	—	—	739
Balance at December 31, 2024	$(589,189)	$(21,418)	$(2,385)	$(612,992)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $(54.5) million, $50.4 million and $(13.3) million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Our segment structure reflects the financial information and reports used by our chief operating decision maker to make decisions regarding the business, including resource allocations and performance assessments. Our Chief Executive Officer is the chief operating decision maker ("CODM"). We evaluate performance and allocate resources based on the operating income of each operating segment. The CODM uses segment operating income in the annual budget and forecasting process, and considers budget-to-actual and forecast-to-actual variances on a monthly, quarterly and annual basis. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and share-based compensation costs are included in Corporate. Impairment of goodwill and gains or losses on business dispositions are not included in determining segment operating income. Interest and other income, interest and other expense, income tax expense and equity in income of equity method investments are not allocated to the individual segments. The CODM does not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments and reconciliations to consolidated revenues, consolidated operating expenses, consolidated operating income and consolidated depreciation and amortization were as follows:

	Years Ended December 31,
	2024	2023	2022

	(in thousands)

Revenues(1):
Merchant Solutions	$7,688,703	$7,151,793	$6,204,917
Issuer Solutions	2,483,657	2,398,870	2,245,623
Consumer Solutions	—	182,740	620,482
Intersegment eliminations	(66,466)	(78,984)	(95,507)
Consolidated revenues	$10,105,894	$9,654,419	$8,975,515

Operating expenses(1):
Merchant Solutions:
Cost of service	$2,008,126	$1,925,880	$1,798,300
Selling, general and administrative	3,067,662	2,880,658	2,366,362
Total Merchant Solutions expenses	5,075,788	4,806,538	4,164,662

Issuer Solutions:
Cost of service	1,795,001	1,738,047	1,633,708
Selling, general and administrative	246,214	251,016	255,700
Total Issuer Solutions expenses	2,041,215	1,989,063	1,889,408

Consumer Solutions(2)	—	186,648	566,888
Corporate	994,886	898,024	777,744
Intersegment eliminations	(66,466)	(78,984)	(95,507)

Operating income (loss)(1):
Merchant Solutions	$2,612,915	$2,345,255	$2,040,255
Issuer Solutions	442,442	409,807	356,215
Consumer Solutions	—	(3,908)	53,594
Corporate	(994,886)	(898,024)	(777,744)
Impairment of goodwill	—	—	(833,075)
Net gain (loss) on business dispositions	273,134	(136,744)	(199,094)
Consolidated operating income	$2,333,605	$1,716,386	$640,151

Depreciation and amortization(1):
Merchant Solutions	$1,179,845	$1,109,186	$981,297
Issuer Solutions	658,186	646,118	623,755
Consumer Solutions	—	—	35,773
Corporate	24,300	21,388	21,630
Consolidated depreciation and amortization	$1,862,331	$1,776,692	$1,662,455

(1) Revenues, operating expenses, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates and the effects of disposed businesses through the respective disposal dates. See “Note 2—Acquisitions” and “Note 3—Business Dispositions” for further discussion.

Operating income and operating expenses included acquisition and integration expenses of $211.6 million, $341.9 million and $259.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, which were primarily included within Corporate selling, general and administrative expenses. For the years ended December 31, 2024, 2023 and 2022, operating expenses for Corporate also included $13.4 million, $18.5 million and $47.1 million, respectively, of other charges related to facilities exit activities as a result of actions taken to reduce our facility footprint in certain markets around the world.

During the year ended December 31, 2024, Corporate operating expenses also reflected costs of $99.1 million associated with our business transformation initiative, employee termination benefits of $99.6 million, which included $19.4 million of share-based compensation expense, and charges of $55.8 million for technology assets that will no longer be utilized under a revised technology architecture development strategy. These charges are presented within selling, general and administrative expenses in our consolidated statements of income.

(2) Prior to the disposition of the consumer portion of our Netspend business, the information provided to the CODM included segment revenue and operating income, but not cost of service or selling, general and administrative expense. Therefore, the segment expense detail is not provided for the Consumer Solutions business.

Entity-Wide Information

As a percentage of our total consolidated revenues, revenues from external customers in the United States were 75% for the year ended December 31, 2024, 76% for the year ended December 31, 2023, and 80% for the year ended December 31, 2022. Revenues from external customers are attributed to individual countries based on the location of the customer arrangements. Our results of operations and our financial condition are not significantly reliant upon any single customer.

Long-lived assets, excluding goodwill and other intangible assets, by location as of December 31, 2024 and 2023 were as follows:

	2024	2023

	(in thousands)

United States	$1,725,811	$1,672,532
Foreign countries	551,782	517,473
	$2,277,593	$2,190,005

NOTE 19—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We have contractual obligations related to service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at December 31, 2024 for purchase obligations were as follows (in thousands):

Year ending December 31:
2025	$659,798
2026	433,666
2027	325,775
2028	289,686
2029	231,059
2030 and thereafter	192,549
Total future minimum payments	$2,132,533

During the year ended December 31, 2024, we entered into agreements to acquire hardware, software and related services, of which $60.5 million was financed utilizing two to six-year vendor financing arrangements. Certain of the agreements included the purchase of assets previously leased.

During the year ended December 31, 2023, we entered into agreements to acquire hardware, software and related services, of which $182.2 million was financed utilizing two to five-year vendor financing arrangements. Certain of the agreements included the purchase of assets previously leased.

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

BIN/ICA Agreements

In certain markets, we enter into sponsorship or depository and processing agreements with banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and an Interbank Card Association ("ICA") number for Mastercard transactions, to clear credit card transactions through Visa and Mastercard. Certain of these agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2024.

GLOBAL PAYMENTS INC.
SCHEDULE II

Valuation and Qualifying Accounts
(in thousands)

(a)	(b)	(c)	(d)	(e)
Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses(2)	Deductions: Uncollectible Accounts Write-Offs (Recoveries)	Balance at End of Period

Allowance for credit losses - accounts receivable
December 31, 2022	$17,389	$14,951	$11,320	$21,020
December 31, 2023(3)	$21,020	$23,267	$25,282	$19,005
December 31, 2024(4)	$19,005	$25,027	$19,327	$24,705

Allowance for credit losses - settlement assets (1)
December 31, 2022	$2,974	$12,984	$13,671	$2,287
December 31, 2023	$2,287	$19,242	$11,799	$9,730
December 31, 2024	$9,730	$22,387	$22,161	$9,956

Reserve for sales allowances
December 31, 2022	$8,516	$24,517	$25,073	$7,960
December 31, 2023	$7,960	$29,498	$28,425	$9,033
December 31, 2024	$9,033	$29,906	$28,811	$10,128

Allowance for credit and operating losses - check guarantee
December 31, 2022	$2,536	$12,291	$11,383	$3,444
December 31, 2023(3)	$3,444	$3,074	$6,518	$—
December 31, 2024	$—	$—	$—	$—

Reserve for contract contingencies and processing errors
December 31, 2022	$1,337	$1,212	$972	$1,577
December 31, 2023	$1,577	$3,194	$3,158	$1,613
December 31, 2024	$1,613	$2,666	$2,872	$1,407

Reserve for cardholder losses
December 31, 2022	$10,058	$58,673	$58,541	$10,190
December 31, 2023(3)	$10,190	$15,861	$26,051	$—
December 31, 2024	$—	$—	$—	$—

Deferred income tax asset valuation allowance
December 31, 2022	$112,259	$(2,216)	$—	$110,043
December 31, 2023	$110,043	$104,280	$3,274	$211,049
December 31, 2024	$211,049	$30,148	$—	$241,197

Allowance for credit losses - notes receivable
December 31, 2023	$—	$15,245	$—	$15,245
December 31, 2024	$15,245	$—	$—	$15,245

(1) Included in settlement processing obligations.

(2) In addition to amounts charged to costs and expenses, amounts in this column include additions, as applicable, resulting from business combinations.

(3) Includes certain amounts related to our consumer and gaming business disposal groups that were presented as held for sale in the consolidated balance sheet as of December 31, 2022. During the second quarter of 2023, we completed the sale of our gaming business and the consumer portion of our Netspend business. The results relating to our consumer and gaming business are included for the periods prior to disposition, and the amounts disposed of are included in the deductions column above.

(4) Includes certain amounts related to AdvancedMD, which we completed the sale of in December 2024. The results relating to AdvancedMD are included for the periods prior to disposition and the amounts disposed of are included in the deductions column above.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission the Internal Control — Integrated Framework (2013).

Based on the results of its evaluation, management believes that as of December 31, 2024, our internal control over financial reporting is effective based on those criteria. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Due to such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, such risk.

Attestation Report of Public Accounting Firm

Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for the year ended December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

(b) Insider Trading Plans and Arrangements

During the quarter ended December 31, 2024, none of our directors or officers notified us that they adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors, executive officers and our corporate governance contained under the headings "Proposal 1: Election of Directors for a One-Year Term," "Biographical Information About Executive Officers," "Anti-Hedging Policy; Insider Trading Policy" and "Delinquent Section 16(a) Reports" from our proxy statement to be delivered in connection with our Proxy Statement and Notice of 2025 Annual Meeting of Shareholders to be held on April 24, 2025 (our "2025 Proxy Statement").

We have adopted codes of ethics that apply to our senior financial officers. The senior financial officers include our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The code of ethics is available in the investor relations section of our website at www.globalpaymentsinc.com and as indicated in the section entitled "Where To Find More Information" in Part I of this Annual Report on Form 10-K. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics by posting such information on our website at the address and location set forth above.

ITEM 11 - EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information required by this item from our 2025 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings "Common Stock Ownership - Common Stock Ownership by Management" and "Common Stock Ownership - Common Stock Ownership by Non-Management Shareholders" from our 2025 Proxy Statement.

The information under the caption “Key Data Relating to Outstanding Equity Awards and Shares Available - Equity Compensation Plan Information” in the 2025 Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and our affiliates and the independence of our directors contained under the headings "Additional Information-Relationships and Related Party Transactions" and "Board of Directors, its Committees, Meetings and Functions - Corporate Governance - Board Independence" from our 2025 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading "Proposal Three: Ratification of Reappointment of Independent Registered Public Accounting Firm" from our 2025 Proxy Statement.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:

(2) Financial Statement Schedules

Page Number
Schedule II, Valuation and Qualifying Accounts	117

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

3.2
Articles of Amendment to the Third Amended and Restated Articles of Incorporation of Global Payments Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 1, 2020.

3.3	Twelfth Amended and Restated Bylaws of Global Payments Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 21, 2023.
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

4.13	Form of Global Note representing the Notes (included in Exhibit 4.12).
4.14
Indenture, dated as of August 8, 2022, between Global Payments Inc. and U.S. Bank Trust Company, National Association, as trustee, related to 1.00% Convertible Senior Notes due 2029, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 9, 2022.

4.15	Form of 1.00% Convertible Senior Notes due 2029 (included in Exhibit 4.14).
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

4.18	Form of Global Note representing the Notes (included in Exhibit 4.17).
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

4.21	Form of Global Note representing the Notes (included in Exhibit 4.20).
4.22
Indenture, dated as of February 23, 2024, between Global Payments Inc. and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 23, 2024.

4.23	Form of Global Note representing the Notes (included in Exhibit 4.22).
4.24	Form of 4.450% Senior Note due 2028, incorporated by reference to Exhibit 4.2 to Total System Services Inc.’s Current Report on Form 8-K filed on May 11, 2018.
10.1+	Total System Services, Inc. 2017 Omnibus Plan incorporated by reference to Exhibit 10.1 to TSYS’s Current Report on Form 8-K filed on April 28, 2017.
10.2+	Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 to TSYS’ Current Report on Form 8-K filed on May 4, 2012.
10.3+	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 to TSYS’ Current Report on Form 8-K filed on April 25, 2007.
10.4+	Amended and Restated 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on July 28, 2010.
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

10.14+	Letter Agreement, dated May 1, 2023, between Global Payments Inc. and Jeffrey S. Sloan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 1, 2023.
10.15+
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

10.18+
Employment Agreement, dated as of July 29, 2020, between Global Payments Inc. and Andréa Carter, incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on February 14, 2024.

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

10.22+
Form of Supplemental Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2021), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021.

10.23+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2022), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022.

10.24+
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2022), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022.

10.25+
Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2022), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022.

10.26+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2023), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2023.

10.27+
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2023), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2023.

10.28+
Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2023), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2023.

10.29+
Employment Agreement, dated as of September 20, 2019, between Global Payments Inc. and Joshua J. Whipple incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2022.

10.30+
Amendment to Employment Agreement, dated as of August 2, 2022, between Global Payments Inc. and Joshua J. Whipple incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2022.

10.31
Investment Agreement, dated as of August 1, 2022, among Global Payments Inc., Silver Lake Partners VI DE (AIV), L.P. and Silver Lake Alpine II, L.P., incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on August 2, 2022

10.32	Form of Capped Call Confirmation, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 9, 2022
10.33
Credit Agreement, dated as of August 19, 2022, among Global Payments Inc., as borrower, the other borrowers party thereto, Bank of America, N.A., as administrative agent and an L/C Issuer and the other lenders and L/C Issuers party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2022

10.34+
Employment Agreement, dated as of August 1, 2024, by and between Global Payments Inc. and Robert Cortopassi, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 6, 2024.

10.35
CORRA Transition Amendment, dated July 3, 2024, to Credit Agreement, dated as of August 19, 2022, among Global Payments Inc., the other borrowers party thereto and Bank of America, N.A., as administrative agent and an L/C Issuer and the other lenders and L/C Issuers party thereto, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q filed on October 31, 2024.

10.36+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2024), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2024.

10.37+
Form of Restricted Stock Award Certificate pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (1 year vest; calendar 2024), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2024.

10.38+
Form of Performance Unit Award Certificate pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2024), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2024.

10.39+
Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2024), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2024.

10.40	Form of Capped Call Confirmation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2024.
10.41+
Employment Agreement dated January 1, 2024 between Global Payments, Inc. and Shannon Johnston, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2024.

10.42+
Eighth Amended and Restated Non-Employee Director Compensation Plan dated April 25, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2024.

19*	Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
97+	Global Payments Executive Compensation Clawback Policy, incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed on February 14, 2024.
101.1*
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
†	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

(b) Exhibits

Page Number
Index to Exhibits	121

(c)    Financial Statement Schedules

See Item 15(2) above.

ITEM 16 - FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2025.

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

	Signature	Title	Date

	/s/ M. Troy Woods*	Chairman of the Board	February 14, 2025
M. Troy Woods

	/s/ Connie D. McDaniel*	Director	February 14, 2025
Connie D. McDaniel

	/s/ F. Thaddeus Arroyo*	Director	February 14, 2025
F. Thaddeus Arroyo

	/s/ Robert H.B. Baldwin, Jr.*	Director	February 14, 2025
Robert H.B. Baldwin, Jr.

	/s/ John G. Bruno*	Director	February 14, 2025
John G. Bruno

	/s/ Joia M. Johnson*	Director	February 14, 2025
Joia M. Johnson

	/s/ Ruth Ann Marshall*	Director	February 14, 2025
Ruth Ann Marshall

	/s/ Kirsten Kliphouse*	Director	February 14, 2025
Kirsten Kliphouse

	/s/ Joseph Osnoss*	Director	February 14, 2025
Joseph Osnoss

	/s/ William B. Plummer*	Director	February 14, 2025
William B. Plummer

	/s/ John T. Turner*	Director	February 14, 2025
John T. Turner

	/s/ Cameron M. Bready	Director	February 14, 2025
Cameron M. Bready

*By:	/s/ Cameron M. Bready	Attorney-in-fact	February 14, 2025
Cameron M. Bready