Form 10-Q
period 2025-03-31
GLOBAL PAYMENTS INC
filed 2025-05-06
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
The number of shares of the issuer’s common stock, no par value, outstanding as of May 1, 2025 was 243,880,022.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended March 31, 2025

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31, 2025	March 31, 2024

Revenues	$2,412,098	$2,420,187
Operating expenses:
Cost of service	921,195	922,390
Selling, general and administrative	1,024,011	1,045,545
Gain on business disposition	(3,993)	—
	1,941,213	1,967,935
Operating income	470,885	452,252

Interest and other income	39,389	35,928
Interest and other expense	(157,110)	(162,147)
	(117,721)	(126,219)
Income before income taxes and equity in income of equity method investments	353,164	326,033
Income tax expense	58,678	19,382
Income before equity in income of equity method investments	294,486	306,651
Equity in income of equity method investments, net of tax	18,286	16,411
Net income	312,772	323,062
Net income attributable to noncontrolling interests	(7,038)	(9,755)
Net income attributable to Global Payments	$305,734	$313,307

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.24	$1.22
Diluted earnings per share	$1.24	$1.22

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024

Net income	$312,772	$323,062
Other comprehensive income (loss):
Foreign currency translation adjustments	215,064	(84,360)
Income tax (expense) benefit related to foreign currency translation adjustments	(1,574)	2,694
Net unrealized (losses) gains on hedging activities	(9,371)	29,116
Reclassification of net unrealized losses (gains) on hedging activities to interest expense	852	(2,662)
Income tax (expense) benefit related to hedging activities	2,013	(6,388)
Other comprehensive income (loss)	206,984	(61,600)

Comprehensive income	519,756	261,462
Comprehensive income (loss) attributable to noncontrolling interests	50,676	(13,332)
Comprehensive income attributable to Global Payments	$469,080	$274,794

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,896,024	$2,538,416
Accounts receivable, net	1,112,308	1,081,740
Settlement processing assets	1,836,890	1,620,921
Prepaid expenses and other current assets	893,338	795,593
Total current assets	6,738,560	6,036,670
Goodwill	26,417,195	26,286,318
Other intangible assets, net	8,668,020	8,931,943
Property and equipment, net	2,352,656	2,277,593
Deferred income taxes	105,694	106,083
Notes receivable	788,075	772,297
Other noncurrent assets	2,545,906	2,479,351
Total assets	$47,616,106	$46,890,255
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Settlement lines of credit	$727,975	$503,407
Current portion of long-term debt	1,180,408	1,075,708
Accounts payable and accrued liabilities	2,925,073	3,079,924
Settlement processing obligations	2,307,400	1,593,675
Total current liabilities	7,140,856	6,252,714
Long-term debt	15,014,421	15,164,659
Deferred income taxes	1,770,186	1,832,996
Other noncurrent liabilities	666,070	623,319
Total liabilities	24,591,533	23,873,688
Commitments and contingencies
Redeemable noncontrolling interests	166,791	160,623
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at March 31, 2025 and December 31, 2024; 245,361,590 shares issued and outstanding at March 31, 2025 and 248,708,899 shares issued and outstanding at December 31, 2024	—	—
Paid-in capital	17,678,643	18,118,942
Retained earnings	5,019,346	4,774,736
Accumulated other comprehensive loss	(449,646)	(612,992)
Total Global Payments shareholders’ equity	22,248,343	22,280,686
Nonredeemable noncontrolling interests	609,439	575,258
Total equity	22,857,782	22,855,944
Total liabilities, redeemable noncontrolling interests and equity	$47,616,106	$46,890,255

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$312,772	$323,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	122,839	117,919
Amortization of acquired intangibles	329,269	343,217
Amortization of capitalized contract costs	34,424	32,883
Share-based compensation expense	39,740	40,117
Provision for operating losses and credit losses	19,950	19,409
Noncash lease expense	14,162	15,397
Deferred income taxes	(70,737)	(111,886)
Paid-in-kind interest capitalized to principal of notes receivable	(19,499)	(17,694)
Equity in income of equity method investments, net of tax	(18,286)	(16,411)
Distributions received on investments	7,512	—
Gain on business disposition	(3,993)	—
Other, net	19,338	12,075
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(36,734)	50,934
Prepaid expenses and other assets	(93,552)	(120,774)
Accounts payable and other liabilities	(102,081)	(158,669)
Net cash provided by operating activities	555,124	529,579
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash and restricted cash acquired	(49,886)	(2,557)
Capital expenditures	(127,577)	(145,441)
Payment received on notes receivable	4,375	—
Net cash used in investing activities	(173,088)	(147,998)
Cash flows from financing activities:
Changes in funds held for customers	(58,461)	(88,573)
Changes in settlement processing assets and obligations, net	479,153	(24,689)
Net borrowings from settlement lines of credit	223,216	133,228
Net borrowings (repayments) from commercial paper notes	867,582	(1,093,043)
Proceeds from long-term debt	1,551,000	4,609,000
Repayments of long-term debt	(2,546,613)	(2,628,548)
Payments of debt issuance costs	—	(29,391)
Repurchases of common stock	(446,286)	(800,048)
Proceeds from stock issued under share-based compensation plans	6,340	11,031
Common stock repurchased - share-based compensation plans	(36,006)	(41,140)
Distributions to noncontrolling interests	(10,327)	(4,748)
Proceeds and contributions from noncontrolling interests	—	89
Purchase of capped calls related to issuance of convertible notes	—	(256,250)
Dividends paid	(61,124)	(63,616)
Net cash used in financing activities	(31,526)	(276,698)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	61,790	(34,035)
Increase in cash, cash equivalents and restricted cash	412,300	70,848
Cash, cash equivalents and restricted cash, beginning of the period	2,735,975	2,256,875
Cash, cash equivalents and restricted cash, end of the period	$3,148,275	$2,327,723

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2024	248,709	$18,118,942	$4,774,736	$(612,992)	$22,280,686	$575,258	$22,855,944	$160,623
Net income			305,734		305,734	8,224	313,958	(1,186)
Other comprehensive income				163,346	163,346	36,284	199,630	7,354
Stock issued under share-based compensation plans	1,229	6,340			6,340		6,340
Common stock repurchased - share-based compensation plans	(358)	(37,342)			(37,342)		(37,342)
Share-based compensation expense		39,740			39,740		39,740
Repurchases of common stock	(4,218)	(449,037)			(449,037)		(449,037)
Distributions to noncontrolling interests					—	(10,327)	(10,327)
Cash dividends declared ($0.25 per common share)			(61,124)		(61,124)		(61,124)
Balance at March 31, 2025	245,362	$17,678,643	$5,019,346	$(449,646)	$22,248,343	$609,439	$22,857,782	$166,791

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2023	260,383	$19,800,953	$3,457,182	$(258,925)	$22,999,210	$280,340	$23,279,550	$507,965
Net income			313,307		313,307	7,693	321,000	2,062
Other comprehensive loss				(38,513)	(38,513)	(15,001)	(53,514)	(8,086)
Stock issued under share-based compensation plans	1,132	11,031			11,031		11,031
Common stock repurchased - share-based compensation plans	(322)	(42,663)			(42,663)		(42,663)
Share-based compensation expense		40,117			40,117		40,117
Repurchases of common stock	(6,062)	(808,365)			(808,365)		(808,365)
Distributions to noncontrolling interests					—	(4,748)	(4,748)
Contributions from noncontrolling interests					—	89	89
Reclassification of redeemable noncontrolling interest to nonredeemable noncontrolling interest					—	358,872	358,872	(358,872)
Purchase of capped calls related to issuance of convertible notes, net of taxes of $61,573		(194,677)			(194,677)		(194,677)
Cash dividends declared ($0.25 per common share)			(63,616)		(63,616)		(63,616)
Balance at March 31, 2024	255,131	$18,806,396	$3,706,873	$(297,438)	$22,215,831	$627,245	$22,843,076	$143,069

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation - We are a leading payments technology company delivering innovative software and services to our customers globally. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world. We operate in two reportable segments: Merchant Solutions and Issuer Solutions. See "Note 14—Segment Information" for further information. Global Payments Inc. and its consolidated subsidiaries are referred to herein collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. Investments in entities that we do not control are accounted for using the equity or cost method, based on whether or not we have the ability to exercise significant influence over operating and financial policies. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2024 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amount of assets and liabilities. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ materially from those estimates. In particular, uncertainty resulting from global events and other macroeconomic conditions are difficult to predict, and the ultimate effect could result in additional charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses. These unaudited consolidated financial statements reflect the financial statement effects based upon management’s estimates and assumptions utilizing the most currently available information.

Change in presentation - During the first quarter of 2025, we elected to change our presentation of cash flows associated with "Changes in settlement processing assets and obligations, net" and "Changes in funds held for customers" from operating activities to financing activities within our consolidated statements of cash flows. The change has been applied retrospectively and the prior period has been conformed to the current period presentation. This change had no effect on our consolidated statements of income, consolidated statements of comprehensive income, consolidated balance sheets or consolidated statements of changes in equity.

The change in presentation resulted in an increase in net cash provided by operating activities and an increase in net cash used in financing activities of $113.3 million for the three months ended March 31, 2024.

SEC rule changes - On March 27, 2025, the SEC voted to withdraw its litigation defense of its climate risk disclosure rules requiring disclosure of certain climate-related information and greenhouse gas emissions.

Recently issued accounting pronouncements not yet adopted

Accounting Standards Update ("ASU") 2024-03 - In November 2024, the Financing Accounting Standards Board ("FASB") issued ASU 2024-03, "Disaggregation of Income Statement Expenses," which requires disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. We are evaluating the potential effects of ASU 2024-03 on our consolidated financial statements and related disclosures.

ASU 2023-09 - In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvement to Income Tax Disclosures," which is intended to enhance the transparency and decision usefulness of income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for annual periods beginning with our year ending December 31, 2025. The amendments should be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating how the enhanced disclosure requirements of ASU 2023-09 will affect our presentation, and we will include the incremental disclosures upon the effective date.

There were no accounting pronouncements adopted by the Company during the three months ended March 31, 2025.

Subsequent event

On April 17, 2025, we entered into definitive agreements to divest our Issuer Solutions business to Fidelity National Information Services, Inc. (“FIS”) as well as acquire 100% of Worldpay Holdco, LLC (“Worldpay”) from FIS and affiliates of GTCR LLC (“GTCR”). Worldpay is an industry leading payments technology and solutions company. Total estimated consideration expected to be received for the divestiture of our Issuer Solutions business consists of (1) approximately $7.5 billion in net cash and (2) FIS’ 45% ownership interest in Worldpay. Total estimated consideration expected to be paid to GTCR for the remaining 55% ownership interest in Worldpay consists of (1) approximately $6.1 billion in cash and (2) 43.3 million shares of Global Payments common stock. The proposed divestiture of our Issuer Solutions business and acquisition of Worldpay will occur simultaneously. As part of the transaction, we obtained $7.7 billion in committed bridge financing. The transaction is subject to customary cash, debt and working capital adjustments. The transactions are expected to close in the first half of 2026, subject to regulatory approvals and other customary closing conditions.

We will evaluate if the disposal group meets the criteria to be classified as held for sale in the quarter ending June 30, 2025, which could result in the recognition of a loss for financial reporting purposes.

NOTE 2—BUSINESS DISPOSITIONS

AdvancedMD, Inc.

In December 2024, we completed the sale of AdvancedMD, Inc. ("AdvancedMD") for approximately $1 billion, subject to certain closing adjustments, and up to $125 million contingent upon the purchaser achieving certain specified returns. AdvancedMD is a provider of software-as-a-service solutions to small-to-medium sized ambulatory physician practices in the United States ("U.S."), and was included in our Merchant Solutions segment prior to disposition. We recognized a gain on the sale of $273.1 million during the year ended December 31, 2024 and an additional gain on sale of $4.0 million during the three months ended March 31, 2025.

NOTE 3—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Merchant Solutions	Issuer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,483,092	$472,429	$(6,734)	$1,948,787
Europe	261,135	137,716	—	398,851
Asia Pacific	64,460	10,585	(10,585)	64,460
	$1,808,687	$620,730	$(17,319)	$2,412,098

	Three Months Ended March 31, 2024
	Merchant Solutions	Issuer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,522,732	$458,605	$(6,214)	$1,975,123
Europe	251,051	133,702	—	384,753
Asia Pacific	60,311	10,428	(10,428)	60,311
	$1,834,094	$602,735	$(16,642)	$2,420,187

In our Merchant Solutions segment, we actively market and provide our payment services, software and other commerce enablement solutions directly to our customers and through a variety of partner distribution channels across three business pillars: Point-of-Sale and Software Solutions, Integrated and Embedded Solutions and Core Payments Solutions. Our Point-of-Sale and Software Solutions business provides advanced payments technology that is integrated into point-of-sale systems and business management software solutions that we own. Our Integrated and Embedded Solutions business provides e-commerce solutions, advanced payments technology and commerce enablement solutions that is embedded into business management software solutions owned by our technology partners who operate in numerous vertical markets and countries. Our Core Payments Solutions business provides payments technology services and other commerce enablement solutions directly to customers across numerous verticals in the markets we serve through our direct sales force worldwide, as well as referral partnerships and other wholesale relationships.

The following table presents a disaggregation of our Merchant Solutions segment revenues by business pillar for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands)

Point-of-Sale and Software Solutions	$348,141	$379,184
Integrated and Embedded Solutions	803,542	757,623
Core Payments Solutions	657,004	697,287
	$1,808,687	$1,834,094

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606"), requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three months ended March 31, 2025 and 2024, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of March 31, 2025 and December 31, 2024 was as follows:

	Balance Sheet Location	March 31, 2025	December 31, 2024

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$342,145	$338,960
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	174,316	174,024

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	219,005	242,769
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	50,406	50,555

Net contract assets were not material at March 31, 2025 or December 31, 2024. Revenue recognized for the three months ended March 31, 2025 and 2024 from contract liability balances at the beginning of each period was $76.7 million and $92.3 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 31, 2025. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

2025	$867,945
2026	972,161
2027	745,587
2028	417,952
2029	196,954
2030	120,240
2031 and thereafter	246,735
Total	$3,567,574

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2025 and December 31, 2024, goodwill and other intangible assets consisted of the following:

	March 31, 2025	December 31, 2024

	(in thousands)

Goodwill	$26,417,195	$26,286,318
Other intangible assets:
Customer-related intangible assets	$10,402,969	$10,354,686
Acquired technologies	3,060,084	3,051,188
Contract-based intangible assets	2,348,232	2,310,430
Trademarks and trade names	1,049,004	1,048,181
	16,860,289	16,764,485
Less accumulated amortization:
Customer-related intangible assets	4,625,208	4,420,615
Acquired technologies	2,399,052	2,306,420
Contract-based intangible assets	487,174	439,237
Trademarks and trade names	680,835	666,270
	8,192,269	7,832,542
	$8,668,020	$8,931,943

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the three months ended March 31, 2025:

	Merchant Solutions	Issuer Solutions	Total

	(in thousands)
Balance at December 31, 2024	$16,777,532	$9,508,786	$26,286,318
Effect of foreign currency translation	117,469	9,938	127,407
Measurement period adjustments	3,470	—	3,470
Balance at March 31, 2025	$16,898,471	$9,518,724	$26,417,195

Accumulated impairment losses for goodwill were $357.9 million as of March 31, 2025 and December 31, 2024.

NOTE 5—LONG-TERM DEBT AND LINES OF CREDIT

As of March 31, 2025 and December 31, 2024, long-term debt consisted of the following:

	March 31, 2025	December 31, 2024

	(in thousands)

2.650% senior notes due February 15, 2025	$—	$999,791
1.200% senior notes due March 1, 2026	1,098,243	1,097,764
4.800% senior notes due April 1, 2026	761,300	764,125
2.150% senior notes due January 15, 2027	747,759	747,447
4.950% senior notes due August 15, 2027	497,670	497,425
4.450% senior notes due June 1, 2028	463,914	465,012
3.200% senior notes due August 15, 2029	1,243,109	1,242,715
5.300% senior notes due August 15, 2029	496,937	496,762
2.900% senior notes due May 15, 2030	994,001	993,708
2.900% senior notes due November 15, 2031	744,443	744,233
5.400% senior notes due August 15, 2032	743,936	743,730
4.150% senior notes due August 15, 2049	741,304	741,215
5.950% senior notes due August 15, 2052	739,075	738,975
4.875% senior notes due March 17, 2031	857,957	820,952
1.000% convertible notes due August 15, 2029	1,463,828	1,461,761
1.500% convertible notes due March 1, 2031	1,971,784	1,970,577
Revolving credit facility	1,528,000	1,500,000
Commercial paper notes	868,773	—
Finance lease liabilities	16,665	16,382
Other borrowings	216,131	197,793
Total long-term debt	16,194,829	16,240,367
Less current portion	1,180,408	1,075,708
Long-term debt, excluding current portion	$15,014,421	$15,164,659

The carrying amounts of our senior notes and convertible notes in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At March 31, 2025, the unamortized discount on senior notes and convertible notes was $36.7 million, and unamortized debt issuance costs on senior notes and convertible notes were $88.6 million. At December 31, 2024, the unamortized discount on senior notes and convertible notes was $38.5 million, and unamortized debt issuance costs on senior notes and convertible notes were $92.8 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets in our consolidated balance sheets. At March 31, 2025 and December 31, 2024, unamortized debt issuance costs on the unsecured revolving credit facility were $12.2 million and $13.4 million, respectively.

At March 31, 2025, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year Ending December 31,

2025	$62,692
2026	1,932,615
2027	3,692,372
2028	467,701
2029	3,253,411
2030	1,004,112
2031 and thereafter	5,865,304
Total	$16,278,207

Convertible Notes

1.500% Convertible Notes due March 1, 2031

We have $2.0 billion in aggregate principal amount of 1.500% convertible unsecured senior notes due March 2031, which were issued in 2024 through a private placement. The net proceeds from this offering were approximately $1.97 billion reflecting debt issuance costs of $33.5 million, which were capitalized and reflected as a reduction of the related carrying amount of the convertible notes in our consolidated balance sheets. Interest on the convertible notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024, to the holders of record on the preceding February 15 and August 15, respectively.

In connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes and other financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon the conversion of the notes, or offset our cash obligation if the cash settlement option is elected, for amounts in excess of the principal amount of converted notes subject to a cap. The price of the capped call transactions was $228.90 per share. The capped call transactions met the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $256.3 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated statement of changes in equity for the three months ended March 31, 2024, net of applicable income taxes.

1.000% Convertible Notes due August 15, 2029

We also have $1.5 billion in aggregate principal amount of 1.000% convertible notes due August 2029, which were issued during 2022 in a private placement pursuant to an investment agreement with Silver Lake Partners. Interest on the convertible notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023, to the holders of record on the preceding February 1 and August 1, respectively. The convertible notes mature on August 15, 2029, subject to earlier conversion or repurchase. The notes, which are currently convertible, are presented within long-term debt in our consolidated balance sheets based on our intent and ability to refinance on a long-term basis should a conversion event occur.

Revolving Credit Facility

Our credit agreement provides for an unsubordinated unsecured $5.75 billion revolving credit facility that matures in August 2027. As of March 31, 2025, there were borrowings of $1.5 billion outstanding under the revolving credit facility with an interest rate of 5.8%, and the total available commitments under the revolving credit facility were $3.3 billion.

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

As of March 31, 2025, we had net borrowings under our commercial paper program of $868.8 million outstanding, presented within long-term debt in our consolidated balance sheet based on our intent and ability to continually refinance on a long-term basis, with a weighted average annual interest rate of 5.0%. The commercial paper program is backstopped by our credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. As such, we could draw on the revolving credit facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

Fair Value of Long-Term Debt

As of March 31, 2025, our senior notes had a total carrying amount of $10.1 billion and an estimated fair value of $9.7 billion. As of March 31, 2025, our 1.500% convertible notes due March 1, 2031 had a total carrying amount of $2.0 billion and an estimated fair value of $1.9 billion. The estimated fair values of our senior notes and 1.500% convertible senior notes were based on quoted market prices in active markets and are considered to be Level 1 measurements of the fair value hierarchy.

As of March 31, 2025, our 1.000% convertible notes due August 15, 2029 had a total carrying amount of $1.5 billion and an estimated fair value of $1.5 billion. The estimated fair value of our 1.000% convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the fair value hierarchy.

The fair value of other long-term debt approximated its carrying amount at March 31, 2025.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of March 31, 2025, the required leverage ratio was 4.00 to 1.00, and the required interest coverage ratio was 3.00 to 1.00. The required leverage ratio will step-down to 3.75 to 1.00 as of June 30, 2025. We were in compliance with all applicable covenants as of March 31, 2025.

Interest Expense

Interest expense was $146.7 million and $160.8 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 6—DERIVATIVES AND HEDGING INSTRUMENTS

Net Investment Hedge

We have designated our aggregate €800 million Euro-denominated 4.875% senior notes due March 2031 as a hedge of our net investment in our Euro-denominated operations. The purpose of the net investment hedge is to reduce the volatility of our net investment in our Euro-denominated operations due to changes in foreign currency exchange rates.

Investments in foreign operations with functional currencies other than the reporting currency are subject to foreign currency risk as the assets and liabilities of these subsidiaries are translated into the reporting currency at the period-end rate of exchange with the resulting foreign currency translation adjustment presented as a component of other comprehensive income (loss) and included in accumulated other comprehensive loss within equity in our consolidated balance sheets. Under net investment hedge accounting, the foreign currency remeasurement gains and losses associated with our Euro-denominated senior notes are presented within the same components of other comprehensive income (loss) and accumulated other comprehensive loss, partially offsetting the foreign currency translation adjustment for our foreign subsidiaries.

We recognized a loss on the net investment hedge of $9.5 million and $7.1 million within foreign currency translation adjustments in other comprehensive income (loss) in our consolidated statements of comprehensive income during the three months ended March 31, 2025 and 2024, respectively.

Interest Rate Swaps

We have interest rate swap agreements with financial institutions to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreements as cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recognized as components of other comprehensive income (loss). The fair values of our interest rate swaps are determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments are classified within Level 2 of the fair value hierarchy.

The table below presents information about our interest rate swaps, designated as cash flow hedges, included in our consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at March 31, 2025	Range of Maturity Dates at March 31, 2025	March 31, 2025	December 31, 2024

				(in thousands)

Interest rate swaps (Notional of $1.5 billion at March 31, 2025 and December 31, 2024)	Other noncurrent liabilities	4.26%	April 17, 2027 - August 17, 2027	$17,384	$7,768

The table below presents the effects of our interest rate swaps on our consolidated statements of income and statements of comprehensive income for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands)

Net unrealized (losses) gains recognized in other comprehensive income (loss)	$(9,371)	$29,116
Net unrealized (losses) gains reclassified out of other comprehensive income (loss) to interest expense	$(852)	$2,662

As of March 31, 2025, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $9.3 million.

NOTE 7—INCOME TAX

For the three months ended March 31, 2025, our effective income tax rate of 16.6% differed favorably from the U.S. statutory rate primarily as a result of foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction.

For the three months ended March 31, 2024, our effective income tax rate of 5.9% differed favorably from the U.S. statutory rate primarily as a result of a change in the assessment of the need for a valuation allowance related to certain foreign tax credit carryforwards, foreign interest income not subject to tax, tax credits and the foreign-derived intangible income deduction.

NOTE 8—REDEEMABLE NONCONTROLLING INTERESTS

The portions of equity in certain of our consolidated subsidiaries that are not attributable, directly or indirectly, to us, are redeemable upon the occurrence of an event that is not solely within our control.

We hold a 51% controlling interest in our subsidiary in Germany. Under the shareholder agreement, the minority shareholder has the option to compel us to purchase their shares at fair market value upon the occurrence of a specific change in control event. As of March 31, 2025, the option is not considered probable of becoming redeemable. We also own 51% of our subsidiary in Greece and 50.1% of our subsidiary in Chile. Under the respective shareholder agreements, the minority shareholders have the option to compel us to purchase their shares at a price per share based on the fair value of the shares, or under certain circumstances for our subsidiary in Greece, at a price determined by calculations stipulated in the shareholder agreement. The options have no expiration date.

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

In addition, we own 66% of our subsidiary in Poland. The redemption option held by the minority shareholder in Poland expired on January 1, 2024, and the redeemable noncontrolling interest was reclassified to nonredeemable noncontrolling interest in our consolidated balance sheet as of January 1, 2024.

NOTE 9—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended March 31, 2025 and 2024, we repurchased and retired 4,218,350 and 6,061,999 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $449.0 million and $808.4 million, or $106.45 and $133.35 per share, respectively. The share repurchase activity for the three months ended March 31, 2025 included the repurchase of 2,449,366 shares at an average price of $102.07 per share under an ASR agreement we entered into on February 13, 2025 with a financial institution to repurchase an aggregate of $250.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 11, 2025. The share repurchase activity for the three months ended March 31, 2024 included the repurchase of 1,414,759 shares using a portion of the net proceeds from our offering of 1.500% convertible unsecured senior notes due March 2031 through privately negotiated transactions with purchasers of notes in the offering, or one of their respective affiliates. The purchase price per share of the common stock repurchased in such transactions equaled the closing price of the common stock on February 20, 2024, which was $130.80 per share. As of March 31, 2025, the remaining amount available under our share repurchase program was $1,405.7 million.

On April 24, 2025, our board of directors declared a dividend of $0.25 per share payable on June 27, 2025 to common shareholders of record as of June 13, 2025.

NOTE 10—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands)

Share-based compensation expense	$39,740	$40,117
Income tax benefit	6,265	9,366

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the three months ended March 31, 2025:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2024	2,252	$126.07
Granted	1,446	105.35
Vested	(1,027)	128.59
Forfeited	(85)	111.46
Unvested at March 31, 2025	2,586	$113.27

The total fair value of restricted stock and performance awards vested during the three months ended March 31, 2025 and 2024 was $132.1 million and $131.1 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $35.9 million and $35.6 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $239.1 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.1 years.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2024	778	$112.91	5.5	$9.0
Granted	208	105.28
Forfeited	(17)	111.74
Exercised	(19)	54.37
Outstanding at March 31, 2025	950	$112.35	6.3	$4.5

Options vested and exercisable at March 31, 2025	605	$112.97	4.5	$4.5

We recognized compensation expense for stock options of $2.5 million and $2.8 million during the three months ended March 31, 2025 and 2024, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was $0.8 million and $13.6 million, respectively. As of March 31, 2025, we had $13.4 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.0 years.

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $44.76 and $54.42, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2025	March 31, 2024

Risk-free interest rate	4.01%	4.16%
Expected volatility	47%	45%
Dividend yield	0.88%	0.90%
Expected term (years)	5	5

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

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the three months ended March 31, 2025 excluded approximately 0.8 million shares related to stock options that would have an antidilutive effect on the computation of diluted EPS. The dilutive share base for the three months ended March 31, 2024 excluded approximately 0.1 million shares related to stock options that would have an antidilutive effect on the computation of diluted EPS.

The effect of the potential shares needed to settle the conversion spread on our convertible notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the three months ended March 31, 2025, the convertible notes were not included in the computation of diluted EPS as the effect would have been anti-dilutive. Further, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands)

Basic weighted-average number of shares outstanding	246,749	256,926
Plus: Dilutive effect of stock options and other share-based awards	411	662
Diluted weighted-average number of shares outstanding	247,160	257,588

NOTE 12—SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. As of March 31, 2025, approximately 75% of our total balance of cash and cash equivalents was held within a small group of financial institutions, primarily large money center banks. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any losses associated with our balances in such accounts for the three months ended March 31, 2025 and 2024.

Restricted cash includes amounts that cannot be withdrawn or used for general operating activities under legal or regulatory restrictions. Restricted cash consists of amounts under legal restriction, amounts deposited by customers for prepaid card transactions and funds held as a liquidity reserve that are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use. Restricted cash is included in prepaid expenses and other current assets in our consolidated balance sheets with a corresponding liability in accounts payable and accrued liabilities.

A reconciliation of the amounts of cash and cash equivalents and restricted cash in our consolidated balance sheets to the amount in our consolidated statements of cash flows is as follows:

	March 31, 2025	December 31, 2024

	(in thousands)
Cash and cash equivalents	$2,896,024	$2,538,416
Restricted cash	252,251	197,559
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$3,148,275	$2,735,975

Notes Receivable and Allowance for Credit Losses

In connection with the sale of our consumer business in April 2023, we provided seller financing consisting of a first lien seven-year secured term loan facility with an aggregate principal amount of $350 million bearing interest at a fixed annual rate of 9.0% and a second lien twenty-five year secured term loan facility with an aggregate principal amount of $325 million bearing interest at a fixed annual rate of 13.0%.

In connection with the sale of our gaming business in April 2023, we provided seller financing consisting of an unsecured promissory note due April 1, 2030 with an aggregate principal amount of $32 million bearing interest at a fixed annual rate of 11.0%.

We recognized interest income of $23.5 million and $21.5 million on the notes during the three months ended March 31, 2025 and 2024, respectively, as a component of interest and other income in our consolidated statements of income.

As of March 31, 2025 and December 31, 2024, there was an aggregate principal amount of $825.3 million and $810.2 million, respectively, outstanding on the notes, including paid-in-kind interest, and the notes are presented net of the allowance for credit losses of $15.2 million within notes receivable in our consolidated balance sheets. Principal payments due within 12 months are included in prepaid expenses and other current assets in our consolidated balance sheets. The estimated fair value of the notes receivable was $828.1 million and $809.3 million as of March 31, 2025 and December 31, 2024, respectively. The estimated fair value of notes receivable was based on a discounted cash flow approach and is considered to be a Level 3 measurement of the fair value hierarchy.

Other noncurrent assets

During the three months ended March 31, 2025, we entered into an agreement in which we acquired software and related services, of which $37.5 million was financed utilizing a two-year vendor financing arrangement.

NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three months ended March 31, 2025 and 2024:

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2024	$(589,189)	$(21,418)	$(2,385)	$(612,992)
Other comprehensive income (loss)	169,852	(6,506)	—	163,346
Balance at March 31, 2025	$(419,337)	$(27,924)	$(2,385)	$(449,646)

Balance at December 31, 2023	$(215,540)	$(40,859)	$(2,526)	$(258,925)
Other comprehensive income (loss)	(58,579)	20,066	—	(38,513)
Balance at March 31, 2024	$(274,119)	$(20,793)	$(2,526)	$(297,438)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $43.6 million and $(23.1) million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 14—SEGMENT INFORMATION

We operate in two reportable segments: Merchant Solutions and Issuer Solutions.

Our segment structure reflects the financial information and reports used by our chief operating decision maker to make decisions regarding the business, including resource allocations and performance assessments. Our Chief Executive Officer is the chief operating decision maker ("CODM"). We evaluate performance and allocate resources based on the operating income of each operating segment. The CODM uses segment operating income in the annual budget and forecasting process, and considers budget-to-actual and forecast-to-actual variances on a monthly, quarterly and annual basis. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and share-based compensation costs are included in Corporate. Impairment of goodwill and gains or losses on business dispositions are not included in determining segment operating income. Interest and other income, interest and other expense, income tax expense and equity in income of equity method investments are not allocated to the individual segments. The CODM does not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2024 and our summary of significant accounting policies in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments, including significant segment expenses, and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization were as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands)

Revenues(1):
Merchant Solutions	$1,808,687	$1,834,094
Issuer Solutions	620,730	602,735
Intersegment eliminations	(17,319)	(16,642)
Consolidated revenues	$2,412,098	$2,420,187

Operating expenses(1):
Merchant Solutions:
Cost of service	$488,865	$499,055
Selling, general and administrative	705,720	754,601
Total Merchant Solutions expenses	1,194,585	1,253,656

Issuer Solutions:
Cost of service	444,808	434,201
Selling, general and administrative	66,604	62,437
Total Issuer Solutions expenses	511,412	496,638

Corporate	256,528	234,283
Intersegment eliminations	(17,319)	(16,642)

Operating income (loss)(1):
Merchant Solutions	$614,102	$580,438
Issuer Solutions	109,318	106,097
Corporate	(256,528)	(234,283)
Gain on business disposition	3,993	—
Consolidated operating income	$470,885	$452,252

Depreciation and amortization(1):
Merchant Solutions	$280,767	$292,333
Issuer Solutions	162,749	163,974
Corporate	8,592	4,829
Consolidated depreciation and amortization	$452,108	$461,136

(1) Revenues, operating expenses, operating income and depreciation and amortization reflect the effects of disposed businesses through the respective disposal dates. See “Note 2—Business Dispositions” for further discussion.

Operating income and operating expenses included acquisition and integration expenses of $28.4 million and $78.9 million for the three months ended March 31, 2025 and 2024, respectively, which were primarily included within Corporate selling, general and administrative expenses.

During the three months ended March 31, 2025, Corporate operating expenses also reflected costs of $66.3 million associated with our business transformation initiative, which are presented within selling, general and administrative expenses in our consolidated statements of income.

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

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements.

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

We also furthered our business strategy through the sale of AdvancedMD, Inc. ("AdvancedMD") completed in December 2024 for approximately $1 billion, subject to certain closing adjustments, and up to $125 million contingent upon the purchaser achieving certain specified returns. AdvancedMD is a provider of software-as-a-service solutions to small-to-medium sized ambulatory physician practices in the United States ("U.S.") and was included in our Merchant Solutions segment prior to disposition.

Highlights related to our results of operations for the three months ended March 31, 2025 include the following:

•Consolidated revenues were essentially flat at $2,412.1 million and $2,420.2 million for the three months ended March 31, 2025 and 2024, respectively.

•Merchant Solutions segment operating income and operating margin for the three months ended March 31, 2025 increased compared to the prior year primarily due to the favorable effect of cost reduction activities. Issuer Solutions segment operating income increased due to the favorable effect of an increase in revenues, while operating margin remained flat.

•Consolidated operating income for the three months ended March 31, 2025 included the favorable effects of cost reduction initiatives and a reduction in acquisition and integration expenses, partially offset by expenses related to business transformation activities.

Strategy and Business Transformation

In 2024, we launched a holistic review of our business to examine our strategy, operations and ability to deliver sustainable performance. We have refreshed our strategy and are focusing our resources, efforts and investments on the areas of the business that will drive the best opportunities for growth.

These strategic, organizational and operational transformation activities are expected to continue over the next few years. As we focus on executing and delivering transformation initiatives, we have incurred and anticipate incurring incremental expenses related to the transformation through early 2027, including but not limited to changes to the recoverability of assets. We continue to assess a strategic review of our business portfolio to evaluate potential assets for disposition to further streamline our business and create value for shareholders.

We currently expect our transformation initiatives to generate more than $600 million of annual run-rate operating income benefit by the first half of 2027.

On April 17, 2025, we entered into definitive agreements to divest our Issuer Solutions business to Fidelity National Information Services, Inc. (“FIS”) as well as acquire 100% of Worldpay Holdco, LLC (“Worldpay”) from FIS and affiliates of GTCR LLC (“GTCR”). Worldpay is an industry leading payments technology and solutions company. Total estimated consideration expected to be received for the divestiture of our Issuer Solutions business consists of (1) approximately $7.5 billion in net cash and (2) FIS’ 45% ownership interest in Worldpay. Total estimated consideration expected to be paid to GTCR for the remaining 55% ownership interest in Worldpay consists of (1) approximately $6.1 billion in cash and (2) 43.3 million shares of Global Payments common stock. As part of the transaction, we obtained $7.7 billion in committed bridge financing. The transactions further simplify Global Payments’ business, positioning the company as a leading pure play commerce solutions provider for merchants of all sizes with global scale. The transactions are expected to close in the first half of 2026, subject to regulatory approvals and other customary closing conditions.

We will evaluate if the disposal group meets the criteria to be classified as held for sale in the quarter ending June 30, 2025, which could result in the recognition of a loss for financial reporting purposes.

Macroeconomic Effects and Other Global Conditions

We are exposed to general economic conditions, including the effects of currency fluctuations, inflation, rising interest rates, tariff increases, global trade relations, international tensions, higher rates of unemployment, and other conditions that affect the overall level of consumer, business and government spending, which could negatively affect our financial performance. When adverse macroeconomic conditions arise, we evaluate where we may be able to implement cost-saving measures, including those related to headcount and discretionary expenses. We may also experience the effects of heightened geopolitical and economic instability or increased difficulty of conducting business in a country or region due to actual or potential political or military conflict or action. We recognize the uncertainty of the macroeconomic environment and cannot predict what impacts the current uncertainty or any developments will have on the economy and our customers.

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

For a further discussion of trends, uncertainties and other factors that could affect our future operating results, see the section entitled “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent filings we make with the SEC, including this Quarterly Report on Form 10-Q, and the section entitled "Forward-Looking Statements" in this Quarterly Report on Form 10-Q.

Results of Operations

We operate in two reportable segments: Merchant Solutions and Issuer Solutions. For further information about our reportable segments, see “Item 1. Business—Business Segments” within our Annual Report on Form 10-K for the year ended December 31, 2024, incorporated herein by reference, and “Note 14—Segment Information” in the notes to the accompanying unaudited consolidated financial statements included in Part I, Item 1 — Financial Statements.

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

The following table sets forth key selected financial data for the three months ended March 31, 2025 and 2024, certain data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior period amount. The income statement data for the three months ended March 31, 2025 and 2024 is derived from the accompanying unaudited consolidated financial statements.

	Three Months Ended March 31, 2025	% of Revenue(1)	Three Months Ended March 31, 2024	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$1,808,687	75.0%	$1,834,094	75.8%	$(25,407)	(1.4)%
Issuer Solutions	620,730	25.7%	602,735	24.9%	17,995	3.0%
Intersegment eliminations	(17,319)	(0.7)%	(16,642)	(0.7)%	(677)	4.1%
Consolidated revenues	$2,412,098	100.0%	$2,420,187	100.0%	$(8,089)	(0.3)%

Operating expenses(2):
Cost of service:
Merchant Solutions	$488,865		$499,055		$(10,190)	(2.0)%
Issuer Solutions	444,808		434,201		10,607	2.4%
Intersegment eliminations	(12,478)		(10,866)		(1,612)	14.8%
Consolidated cost of service	$921,195	38.2%	$922,390	38.1%	$(1,195)	(0.1)%

Selling, general and administrative:
Merchant Solutions	$705,720		$754,601		$(48,881)	(6.5)%
Issuer Solutions	66,604		62,437		4,167	6.7%
Corporate	256,528		234,283		22,245	9.5%
Intersegment eliminations	(4,841)		(5,776)		935	(16.2)%
Consolidated selling, general and administrative	$1,024,011	42.5%	$1,045,545	43.2%	$(21,534)	(2.1)%

Gain on business disposition	(3,993)		—		(3,993)	NM
Consolidated operating expenses	$1,941,213	80.5%	$1,967,935	81.3%	$(26,722)	(1.4)%

Operating income (loss)(2):
Merchant Solutions	$614,102		$580,438		$33,664	5.8%
Issuer Solutions	109,318		106,097		3,221	3.0%
Corporate	(256,528)		(234,283)		(22,245)	9.5%
Gain on business disposition	3,993		—		3,993	NM
Consolidated operating income	$470,885	19.5%	$452,252	18.7%	$18,633	4.1%

Operating margin(2):
Merchant Solutions	34.0%		31.6%		2.4%
Issuer Solutions	17.6%		17.6%		—%

NM = Not meaningful

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating expenses, operating income and operating margin reflect the effects of disposed businesses through the respective disposal dates. See “Note 2—Business Dispositions” for further discussion.

Operating income included acquisition and integration expenses of $28.4 million and $78.9 million for the three months ended March 31, 2025 and 2024, respectively, which were primarily included within Corporate selling, general and administrative expenses.

During the three months ended March 31, 2025, Corporate expenses also reflected costs of $66.3 million associated with our business transformation initiative.

Revenues

Consolidated revenues were essentially flat at $2,412.1 million and $2,420.2 million for the three months ended March 31, 2025 and 2024, respectively.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the three months ended March 31, 2025 decreased by $25.4 million, or 1.4%, to $1,808.7 million from $1,834.1 million in the prior year. The decrease included an approximate $20 million unfavorable effect of foreign currency exchange fluctuations.

Revenues in our integrated and embedded service line increased $45.9 million, or 6.1%, as payments continue to transition to more embedded and digital native environments. Revenues in our POS/software service line declined $31.0 million, or 8.2%; however, without the effect of the AdvancedMD business disposed of in December 2024, revenues increased approximately 8%, driven by growth in software subscription fees. Revenues in our core payments service line declined $40.3 million, or 5.8%, as a result of an unfavorable effect of foreign currency exchange fluctuations and a reduced emphasis on our wholesale business.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the three months ended March 31, 2025 increased by $18.0 million, or 3.0%, to $620.7 million from $602.7 million in the prior year. The increase in segment revenues was primarily due to the $23.8 million effect of higher transaction volume driven by cardholder activity.

Operating Expenses

Cost of Service. Cost of service for the three months ended March 31, 2025 decreased by $1.2 million, or 0.1%, to $921.2 million from $922.4 million in the prior year. Cost of service as a percentage of revenues was 38.2% for the three months ended March 31, 2025, compared to 38.1% in the prior year.

Merchant Solutions Segment. Cost of service from our Merchant Solutions segment for the three months ended March 31, 2025 decreased by $10.2 million, or 2.0%, to $488.9 million from $499.1 million in the prior year. Cost of service as a percentage of segment revenues decreased to 27.0% for the three months ended March 31, 2025 from 27.2% in the prior year. The decline in cost of service is in line with the decline in revenue for the period. The disposition of AdvancedMD had the effect of reducing cost of service as a percentage of revenues by 0.3% for the three months ended March 31, 2024.

Issuer Solutions Segment. Cost of service from our Issuer Solutions segment for the three months ended March 31, 2025 increased by $10.6 million, or 2.4%, to $444.8 million from $434.2 million in the prior year primarily due to costs that vary with revenues. Cost of service as a percentage of segment revenues decreased to 71.7% for the three months ended March 31, 2025 from 72.0% in the prior year primarily as a result of costs that do not vary with revenues, including the effects of amortization and depreciation as discussed below, generating operating leverage.

Amortization of Acquired Intangible Assets. The most significant component of our cost of service is amortization of acquired intangibles, which was $329.3 million and $343.2 million, or approximately 36% and 37% of cost of service, for the three months ended March 31, 2025 and 2024, respectively. These costs generally do not vary in proportion to changes in revenues, but rather are most significantly affected by acquisition activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2025 decreased by $21.5 million, or 2.1%, to $1,024.0 million from $1,045.5 million in the prior year. Selling, general and administrative expenses as a percentage of revenues was 42.5% for the three months ended March 31, 2025, compared to 43.2% in the prior year.

Merchant Solutions Segment. Selling, general and administrative expenses from our Merchant Solutions segment for the three months ended March 31, 2025 decreased by $48.9 million, or 6.5%, to $705.7 million from $754.6 million in the prior year. Selling, general and administrative expenses as a percentage of segment revenues was 39.0% for the three months ended March 31, 2025, compared to 41.1% in the prior year. The primary driver of the reduction in selling, general and administrative expenses for the three months ended March 31, 2025 was lower compensation and benefits expenses as a result of certain actions taken in 2024 to align our workforce to our new operating model.

Issuer Solutions Segment. Selling, general and administrative expenses from our Issuer Solutions segment for the three months ended March 31, 2025 increased by $4.2 million, or 6.7%, to $66.6 million from $62.4 million in the prior year. Selling, general and administrative expenses as a percentage of segment revenues was 10.7% for the three months ended March 31, 2025, compared to 10.4% in the prior year, primarily due to higher labor and technology related costs.

Corporate. Corporate expenses for the three months ended March 31, 2025 increased by $22.2 million, or 9.5%, to $256.5 million from $234.3 million in the prior year. The higher amount of corporate expenses was primarily driven by $66.3 million incurred in the three months ended March 31, 2025 associated with our business transformation initiative announced in the third quarter of 2024, partially offset by lower acquisition and integration expenses of $50.5 million.

Operating Income and Operating Margin

Consolidated operating income for the three months ended March 31, 2025 was $470.9 million, compared to $452.3 million in the prior year. Consolidated operating margin for the three months ended March 31, 2025 was 19.5%, compared to 18.7% in the prior year.

•Consolidated operating income reflected higher corporate costs, as described above, which had an unfavorable effect on operating margin of approximately 1.0% for the three months ended March 31, 2025;

•Merchant Solutions segment operating income increased $33.7 million and operating margin increased 2.4% primarily due to the favorable effect of cost reduction initiatives as a result of certain actions taken in 2024 to align our workforce to our new operating model. In addition, the three months ended March 31, 2024 included operating income of $10.5 million related to the disposed AdvancedMD business, which had the effect of increasing operating margin by 0.5% for the three months ended March 31, 2024; and

•Issuer Solutions segment operating income increased $3.2 million primarily due to the favorable effect of the increase in revenues, while operating margin remained flat at 17.6%.

Other Income and Expense, Net

Interest and other income for the three months ended March 31, 2025 increased $3.5 million to $39.4 million, compared to $35.9 million for the prior year, primarily due to an increase in available cash within our investment pool.

Interest and other expense for the three months ended March 31, 2025 decreased $5.0 million to $157.1 million, compared to $162.1 million for the prior year, primarily due to a decrease in our average outstanding borrowings and lower average interest rates on outstanding borrowings.

Income Tax Expense

For the three months ended March 31, 2025 and 2024, our effective income tax rate was 16.6% and 5.9%, respectively. The increase in the effective income tax rate was primarily due to a one-time favorable effect of a change in the valuation allowance related to certain foreign tax credit carryforwards in the three months ended March 31, 2024.

Various foreign taxing jurisdictions enacted local legislation formally adopting the Global Anti-Base Erosion Model Rules ("Pillar Two"), which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework. The effective dates were generally January 1, 2024, and January 1, 2025, for different aspects of the rules and vary by jurisdiction. Additional jurisdictions are expected to implement the model rules under local law in the future, with varying effective dates. The Pillar Two directive did not have a material effect on our financial statements for the three months ended March 31, 2025, and we are continuing to evaluate the potential effect on future periods of the Pillar Two implementation, pending legislative adoption by additional individual countries and the ongoing issuance of additional administrative guidance by the OECD.

Net Income Attributable to Global Payments

Net income attributable to Global Payments was $305.7 million for the three months ended March 31, 2025, compared to $313.3 million for the prior year, reflecting the changes noted above.

Diluted Earnings per Share

Diluted earnings per share was $1.24 for the three months ended March 31, 2025, compared to $1.22 for the prior year. Diluted earnings per share for the three months ended March 31, 2025 reflects the changes in net income noted above as well as a 10.4 million decrease in diluted weighted-average number of shares outstanding to 247.2 million shares for the three months ended March 31, 2025, compared to 257.6 million shares for the prior year.

Liquidity and Capital Resources

We have numerous sources of capital, including cash on hand and cash flows generated from operations as well as various sources of financing. In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows and borrowings, including the capacity under our revolving credit facility.

Our capital allocation priorities are to pay dividends, to repurchase shares of our common stock, to pursue acquisitions that meet our corporate objectives, to make planned capital investments in our business and to pay principal and interest on our outstanding debt. Our significant contractual cash requirements also include ongoing payments for lease liabilities and contractual obligations related to service arrangements with suppliers for fixed or minimum amounts, which primarily relate to software, technology infrastructure and related services. Commitments under our borrowing arrangements are further described in "Note 5—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." For additional information regarding our other cash commitments and contractual obligations, see "Note 7—Leases" and “Note 19—Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while optimizing our cost of capital and financial position. To supplement cash from operating activities, we use a combination of bank financing, such as borrowings under our credit facilities, commercial paper program and senior note issuances, for general corporate purposes and to fund acquisitions. Our commercial paper program provides a cost effective means of addressing our short-term liquidity needs and is backstopped by our credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. Finally, specialized lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card networks.

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

At March 31, 2025, we had cash and cash equivalents totaling $2,896.0 million. Of this amount, we considered $816.9 million to be available for general purposes, of which $62.6 million is undistributed foreign earnings considered to be indefinitely reinvested outside the U.S. The available cash of $816.9 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) certain funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $252.3 million as of March 31, 2025, representing amounts under legal restriction, amounts deposited by customers for prepaid card transactions and funds held as a liquidity reserve. These balances are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $555.1 million and $529.6 million for the three months ended March 31, 2025 and 2024, respectively, which reflect net income adjusted for noncash items, including depreciation, amortization and the provision for credit losses, and changes in operating assets and liabilities. Cash flows from operating activities increased 5% from the prior year in spite of a decrease in net income in the current year period primarily due to a noncash tax valuation allowance in the prior year period.

We used net cash in investing activities of $173.1 million and $148.0 million during the three months ended March 31, 2025 and 2024, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions and capital expenditures. During the three months ended March 31, 2025 and 2024, we used cash of $49.9 million and $2.6 million, respectively, for acquisitions. We made capital expenditures of $127.6 million and $145.4 million during the three months ended March 31, 2025 and 2024, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make capital investments in the business, and we anticipate capital expenditures to be approximately $800 million during the year ending December 31, 2025.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 5—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with changes in funds held from customers, changes in settlement processing assets and liabilities, common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. Net cash used in financing activities was $31.5 million and $276.7 million for the three months ended March 31, 2025 and 2024, respectively.

Proceeds from long-term debt were $1,551.0 million and $4,609.0 million for the three months ended March 31, 2025 and 2024, respectively. Repayments of long-term debt were $2,546.6 million and $2,628.5 million for the three months ended March 31, 2025 and 2024, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time to time, under our revolving credit facility, as well as scheduled principal repayments we make on our senior notes, finance leases and other vendor financing arrangements. Changes in settlement processing assets and obligations, net were a source of cash of $479.2 million and a use of cash of $24.7 million for the three months ended March 31, 2025 and 2024, respectively. The change in cash from settlement processing assets and liabilities was due primarily to transaction volume and the timing of month-end. During the three months ended March 31, 2025 and 2024, we had net borrowings of $867.6 million and net repayments of $1,093.0 million, respectively, under our commercial paper program. Furthermore, in connection with the issuance of convertible notes in February 2024, we paid $256.3 million to purchase privately negotiated capped call transactions to hedge the potential dilutive effect upon conversion of the notes, or offset our cash obligation if the cash settlement option were to be elected. See section "Long-Term Debt and Lines of Credit" below for further discussion of our recent debt transactions.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the three months ended March 31, 2025 and 2024, we had net borrowings of $223.2 million and $133.2 million, respectively, under our settlement lines of credit.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended March 31, 2025 and 2024, we used $446.3 million and $800.0 million, respectively, to repurchase and retire 4,218,350 and 6,061,999 shares of our common stock, respectively. The share repurchase activity for the three months ended March 31, 2025 included the repurchase of 2,449,366 shares at an average price of $102.07 per share under an ASR agreement we entered into on February 13, 2025 with a financial institution to repurchase an aggregate of $250.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 11, 2025. The share repurchase activity for the three months ended March 31, 2024 included the repurchase of 1,414,759 shares using a portion of the net proceeds from our offering of 1.500% convertible unsecured senior notes due March 2031 through privately negotiated transactions with purchasers of notes in the offering, or one of their respective affiliates. The purchase price per share of the common stock repurchased in such transactions equaled the closing price of the common stock on February 20, 2024, which was $130.80 per share. As of March 31, 2025, the remaining amount available under our share repurchase program was $1,405.7 million.

We paid dividends to our common shareholders of $61.1 million and $63.6 million during the three months ended March 31, 2025 and 2024, respectively. We also made distributions to noncontrolling interests of $10.3 million and $4.7 million during the three months ended March 31, 2025 and 2024, respectively. On April 24, 2025, our board of directors declared a dividend of $0.25 per share payable on June 27, 2025 to common shareholders of record as of June 13, 2025.

Long-Term Debt and Lines of Credit

Senior Notes

We have $10.2 billion in aggregate principal amount of senior unsecured notes outstanding as of March 31, 2025, which mature at various dates ranging from March 2026 to August 2052. Interest on the senior notes is payable annually or semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time to time at the redemption prices set forth in the related indenture.

Convertible Notes

1.500% Convertible Notes due March 1, 2031

We have $2.0 billion in aggregate principal amount of 1.500% convertible unsecured senior notes due March 2031, which were issued in 2024 through a private placement. The net proceeds from this offering were approximately $1.97 billion reflecting debt issuance costs of $33.5 million, which were capitalized and reflected as a reduction of the related carrying amount of the convertible notes in our consolidated balance sheets. Interest on the convertible notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024, to the holders of record on the preceding February 15 and August 15, respectively.

In connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes and other financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon the conversion of the notes, or offset our cash obligation if the cash settlement option is elected, for amounts in excess of the principal amount of converted notes subject to a cap. The price of the capped call transactions was $228.90 per share. The capped call transactions met the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $256.3 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated statement of changes in equity for the three months ended March 31, 2024, net of applicable income taxes.

1.000% Convertible Notes due August 15, 2029

We also have $1.5 billion in aggregate principal amount of 1.000% convertible notes due August 2029, which were issued during 2022 in a private placement pursuant to an investment agreement with Silver Lake Partners. Interest on the convertible notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023, to the holders of record on the preceding February 1 and August 1, respectively. The convertible notes mature on August 15, 2029, subject to earlier conversion or repurchase. The notes, which are currently convertible, are presented within long-term debt in our consolidated balance sheets based on our intent and ability to refinance on a long-term basis should a conversion event occur.

Revolving Credit Facility

Our credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents, provides for an unsubordinated unsecured $5.75 billion revolving credit facility that matures in August 2027.

We may issue standby letters of credit of up to $250.0 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of March 31, 2025, there were borrowings of $1.5 billion outstanding under the revolving credit facility with an interest rate of 5.8%, and the total available commitments under the revolving credit facility were $3.3 billion.

Commercial Paper

We have a $2.0 billion commercial paper program under which we may issue senior unsecured commercial paper notes with maturities of up to 397 days from the date of issue. The commercial paper program is backstopped by our credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. As such, we could draw on the revolving credit facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

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

As of March 31, 2025, we had net borrowings under our commercial paper program of $868.8 million outstanding, presented within long-term debt in our consolidated balance sheet based on our intent and ability to continually refinance on a long-term basis, with a weighted average annual interest rate of 5.0%.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of March 31, 2025, the required leverage ratio was 4.00 to 1.00, and the required interest coverage ratio was 3.00 to 1.00. The required leverage ratio will step-down to 3.75 to 1.00 as of June 30, 2025. We were in compliance with all applicable covenants as of March 31, 2025.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of March 31, 2025, a total of $47.1 million of cash on deposit was used to determine the available credit.

As of March 31, 2025, we had $728.0 million outstanding under these lines of credit with additional capacity to fund settlement of $1,981.0 million. During the three months ended March 31, 2025, the maximum and average outstanding balances under these lines of credit were $871.8 million and $404.0 million, respectively. The weighted-average interest rate on these borrowings was 5.29% at March 31, 2025.

Subsequent Event - Committed Bridge Financing

As discussed in further detail above in Strategy and Business Transformation, in connection with our entry into a definitive agreement to acquire Worldpay on April 17, 2025, we obtained $7.7 billion in committed bridge financing and plan to issue debt between signing and closing which will be used to replace the bridge commitment and refinance Worldpay’s outstanding debt.

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

Forward-Looking Statements

Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including, but not limited to, statements we make regarding our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates and earnings per share; other operating metrics such as shares outstanding and capital expenditures, liquidity, deleveraging plans and capital available for allocation; statements we make regarding guidance and projected financial results for the year 2025; the effects of general economic conditions on our business; statements about the benefits of our acquisitions or dispositions such as our proposed acquisition of Worldpay and divestiture of our Issuer Solutions business, including future financial and operating results and the successful integration of acquisitions; our ability to timely complete the acquisition of Worldpay and divestiture of our Issuer Solutions business, including receiving all required regulatory approvals in connection with the transactions; statements about the completion of anticipated benefits or strategic or operational initiatives; statements regarding our success and timing in developing and introducing new services and expanding our business; and other statements regarding our future financial performance and our plans, objectives, expectations and intentions. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, and other results of operations could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include, among others, those discussed in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as in the other information appearing in this report and other filings we make with the SEC, including this Quarterly Report on Form 10-Q, which we advise you to review.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A—RISK FACTORS

The following risk factor is an update to our previously disclosed risk factors and should be considered in conjunction with Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Failure to complete the acquisition of Worldpay and divestiture of our Issuer Solutions business (the “Transactions”) could have an adverse effect on our business, financial results, results of operations and stock price, and efforts to complete the Transactions could divert management’s attention, result in negative publicity or litigation, or disrupt our relationships with third parties and employees, any of which could negatively impact our business, financial condition, liquidity, results of operations and cash flows.

If the Transactions are not completed for any reason, or on the expected timeline, our business and financial results may be adversely affected. We may be unable to complete the Transactions for a number of reasons, including the failure to receive required regulatory clearances and approvals in the United States and other jurisdictions and the failure to satisfy other closing conditions. Satisfying the conditions to the closing of the Transactions may take longer than we expect, which could cause us to incur extra transaction expenses or to delay or fail to realize fully the benefits that we currently expect to receive if the Transactions are successfully completed within the expected timeframe. If the Transactions are not completed at all, we may experience negative reactions from the financial markets, including negative effects on the market price of our common stock. In addition, we will have expended significant time and resources that could have otherwise been spent on our existing business.

The Transactions may also present financial, managerial and operational risks. The market’s perception of the Transactions may adversely affect the trading price of our common stock. Other risks include diversion of management attention from existing businesses, negative publicity, potential litigation against us, our directors or executives related to the Transactions, employee retention, difficulties separating personnel and financial and other systems, adverse impacts on the terms of or results of any possible capital markets transactions and possible adverse effects on existing business relationships with suppliers and customers and indemnities and potential disputes with FIS and GTCR, any of which could negatively impact our business, financial condition, liquidity, results of operations and cash flows. If the Transactions are completed, we can provide no assurance that the anticipated benefits of the Transactions will be fully realized in the timeframe anticipated or at all or that the costs related to the integration of Worldpay’s business and operations into ours will not be greater than expected.

We may experience gains or losses, including asset impairment charges, related to the divestiture of, and lost operating income from, our Issuer Solutions business, which may negatively affect our profitability and margins. Any of these factors could adversely affect our financial condition and results of operations.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended March 31, 2025 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share, Excluding Commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
January 1-31, 2025	1,225,385	$110.06	1,217,471
February 1-28, 2025	2,804,818	103.73	2,472,189
March 1-31, 2025	546,533	102.11	528,690
Total	4,576,736	$106.27	4,218,350	$1,405.7

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended March 31, 2025, pursuant to our employee incentive plans, we withheld 358,386 shares at an average price per share of $104.20 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of March 31, 2025, the remaining amount available under our share repurchase program was $1,405.7 million. The authorization by our board of directors does not expire but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

a. None

b. None

c. Insider Trading Plans and Arrangements

During the quarter ended March 31, 2025, none of our directors or officers notified us that they adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

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
101*
The following information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; (vi) the Notes to Unaudited Consolidated Financial Statements; and (vii) the information included in Part II, Item 5(c). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: May 6, 2025	/s/ Joshua J. Whipple
Joshua J. Whipple
Chief Financial Officer
(Principal Financial Officer)