Form 10-Q
period 2025-06-30
GLOBAL PAYMENTS INC
filed 2025-08-06
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
The number of shares of the issuer’s common stock, no par value, outstanding as of July 31, 2025 was 242,607,106.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended June 30, 2025

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	June 30, 2025	June 30, 2024

Revenues	$1,956,747	$1,971,025
Operating expenses:
Cost of service	498,788	504,462
Selling, general and administrative	1,031,020	991,175
Gain on business disposition	(267)	—
	1,529,541	1,495,637
Operating income	427,206	475,388

Interest and other income	35,517	34,202
Interest and other expense	(152,243)	(148,208)
	(116,726)	(114,006)
Income from continuing operations before income taxes and equity in income of equity method investments	310,480	361,382
Income tax expense	118,346	64,689
Income from continuing operations before equity in income of equity method investments	192,134	296,693
Equity in income of equity method investments, net of tax	19,961	18,279
Income from continuing operations	212,095	314,972
Income from discontinued operations, net of tax	34,003	74,303
Net income	246,098	389,275
Net income attributable to noncontrolling interests	(4,458)	(14,515)
Net income attributable to Global Payments	$241,640	$374,760

Basic earnings per share attributable to Global Payments:
Continuing operations	$0.86	$1.18
Discontinued operations	0.13	0.29
Total basic earnings per share attributable to Global Payments	$0.99	$1.47

Diluted earnings per share attributable to Global Payments:
Continuing operations	$0.86	$1.18
Discontinued operations	0.13	0.29
Total diluted earnings per share attributable to Global Payments	$0.99	$1.47

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Six Months Ended
	June 30, 2025	June 30, 2024

Revenues	$3,765,434	$3,805,119
Operating expenses:
Cost of service	987,653	1,003,516
Selling, general and administrative	1,974,739	1,966,624
Gain on business dispositions	(4,260)	—
	2,958,132	2,970,140
Operating income	807,302	834,979

Interest and other income	73,557	69,209
Interest and other expense	(300,400)	(302,565)
	(226,843)	(233,356)
Income from continuing operations before income taxes and equity in income of equity method investments	580,459	601,623
Income tax expense	163,263	71,382
Income from continuing operations before equity in income of equity method investments	417,196	530,241
Equity in income of equity method investments, net of tax	38,210	34,657
Income from continuing operations	455,406	564,898
Income from discontinued operations, net of tax	103,464	147,439
Net income	558,870	712,337
Net income attributable to noncontrolling interests	(11,496)	(24,270)
Net income attributable to Global Payments	$547,374	$688,067

Basic earnings per share attributable to Global Payments:
Continuing operations	$1.82	$2.12
Discontinued operations	0.41	0.57
Total basic earnings per share attributable to Global Payments	$2.23	$2.69

Diluted earnings per share attributable to Global Payments:
Continuing operations	$1.82	$2.11
Discontinued operations	0.41	0.57
Total diluted earnings per share attributable to Global Payments	$2.23	$2.68

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	June 30, 2025	June 30, 2024

Net income	$246,098	$389,275
Other comprehensive income (loss):
Foreign currency translation adjustments	445,406	(107,605)
Income tax benefit (expense) related to foreign currency translation adjustments	(4,292)	893
Net unrealized gains (losses) on hedging activities	(37,548)	8,929
Reclassification of net unrealized losses (gains) on hedging activities to interest expense	841	(2,619)
Income tax benefit (expense) related to hedging activities	8,948	(1,532)
Other, net of tax	(87)	—
Other comprehensive income (loss)	413,268	(101,934)

Comprehensive income	659,366	287,341
Comprehensive income attributable to noncontrolling interests	72,052	7,430
Comprehensive income attributable to Global Payments	$587,314	$279,911

	Six Months Ended
	June 30, 2025	June 30, 2024

Net income	$558,870	$712,337
Other comprehensive income (loss):
Foreign currency translation adjustments	660,470	(191,965)
Income tax benefit (expense) related to foreign currency translation adjustments	(5,866)	3,587
Net unrealized gains (losses) on hedging activities	(46,919)	38,045
Reclassification of net unrealized losses (gains) on hedging activities to interest expense	1,693	(5,281)
Income tax benefit (expense) related to hedging activities	10,961	(7,920)
Other, net of tax	(87)	—
Other comprehensive income (loss)	620,252	(163,534)

Comprehensive income	1,179,122	548,803
Comprehensive income (loss) attributable to noncontrolling interests	122,728	(5,902)
Comprehensive income attributable to Global Payments	$1,056,394	$554,705

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$2,611,662	$2,356,434
Accounts receivable, net	864,429	782,306
Settlement processing assets	2,077,445	1,599,390
Prepaid expenses and other current assets	405,279	350,274
Assets held for sale	905,442	—
Current assets of discontinued operations	888,730	942,828
Total current assets	7,752,987	6,031,232
Goodwill	16,742,403	16,777,532
Other intangible assets, net	4,380,462	4,527,382
Property and equipment, net	1,414,244	1,400,247
Deferred income taxes	97,479	98,386
Notes receivable	804,480	772,297
Other noncurrent assets	1,862,917	1,845,053
Noncurrent assets of discontinued operations	15,463,538	15,438,126
Total assets	$48,518,510	$46,890,255
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Settlement lines of credit	$627,900	$503,407
Current portion of long-term debt	1,868,295	1,008,750
Accounts payable and accrued liabilities	2,184,784	2,626,159
Settlement processing obligations	2,691,637	1,518,541
Liabilities held for sale	291,914	—
Current liabilities of discontinued operations	518,845	595,857
Total current liabilities	8,183,375	6,252,714
Long-term debt	14,150,983	15,058,675
Deferred income taxes	1,702,310	1,574,232
Other noncurrent liabilities	577,449	543,603
Noncurrent liabilities of discontinued operations	482,804	444,464
Total liabilities	25,096,921	23,873,688
Commitments and contingencies
Redeemable noncontrolling interests	171,831	160,623
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at June 30, 2025 and December 31, 2024; 242,475,957 shares issued and outstanding at June 30, 2025 and 248,708,899 shares issued and outstanding at December 31, 2024	—	—
Paid-in capital	17,496,438	18,118,942
Retained earnings	5,200,609	4,774,736
Accumulated other comprehensive loss	(103,972)	(612,992)
Total Global Payments shareholders’ equity	22,593,075	22,280,686
Nonredeemable noncontrolling interests	656,683	575,258
Total equity	23,249,758	22,855,944
Total liabilities, redeemable noncontrolling interests and equity	$48,518,510	$46,890,255

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$558,870	$712,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	225,105	241,943
Amortization of acquired intangibles	551,074	689,157
Amortization of capitalized contract costs	66,966	68,019
Share-based compensation expense	79,550	83,362
Provision for operating losses and credit losses	41,880	41,026
Noncash lease expense	25,163	29,741
Deferred income taxes	95,584	(184,963)
Paid-in-kind interest capitalized to principal of notes receivable	(38,961)	(35,868)
Equity in income of equity method investments, net of tax	(38,299)	(34,748)
Distributions received on investments	7,512	—
Impairment of goodwill	33,225	—
Gain on business disposition	(4,260)	—
Other, net	19,614	23,023
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(102,565)	(29,658)
Prepaid expenses and other assets	(124,058)	(160,058)
Accounts payable and other liabilities	(23,751)	(104,899)
Net cash provided by operating activities	1,372,649	1,338,414
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash and restricted cash acquired	(205,825)	(372,662)
Capital expenditures	(279,747)	(324,657)
Principal payment received on notes receivable	8,750	—
Other, net	—	6
Net cash used in investing activities	(476,822)	(697,313)
Cash flows from financing activities:
Changes in funds held for customers	(118,967)	(127,497)
Changes in settlement processing assets and obligations, net	630,244	(57,718)
Net borrowings from settlement lines of credit	87,551	55,351
Net borrowings (repayments) from commercial paper notes	797,732	(936,539)
Proceeds from long-term debt	2,755,112	6,288,994
Repayments of long-term debt	(3,769,614)	(4,430,074)
Payments of debt issuance costs	(40,512)	(33,056)
Repurchases of common stock	(691,089)	(900,047)
Proceeds from stock issued under share-based compensation plans	16,244	25,137
Common stock repurchased - share-based compensation plans	(37,372)	(43,279)
Distributions to noncontrolling interests	(30,095)	(10,881)
Proceeds and contributions from noncontrolling interests	—	2,116
Payment of deferred and contingent consideration in business combination	—	(6,390)
Purchase of capped calls related to issuance of convertible notes	—	(256,250)
Dividends paid	(121,501)	(127,042)
Net cash used in financing activities	(522,267)	(557,175)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	230,353	(53,652)
Increase in cash, cash equivalents and restricted cash	603,913	30,274
Cash, cash equivalents and restricted cash, beginning of the period	2,735,975	2,256,875
Cash, cash equivalents and restricted cash, end of the period	$3,339,888	$2,287,149

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2025	245,362	$17,678,643	$5,019,346	$(449,646)	$22,248,343	$609,439	$22,857,782	$166,791
Net income (loss)			241,640		241,640	13,864	255,504	(9,406)
Other comprehensive income				345,674	345,674	53,148	398,822	14,446
Stock issued under share-based compensation plans	164	9,905			9,905		9,905
Common stock repurchased - share-based compensation plans	(7)	(560)			(560)		(560)
Share-based compensation expense		39,810			39,810		39,810
Repurchases of common stock	(3,043)	(231,360)			(231,360)		(231,360)
Distributions to noncontrolling interests					—	(19,768)	(19,768)
Cash dividends declared ($0.25 per common share)			(60,377)		(60,377)		(60,377)
Balance at June 30, 2025	242,476	$17,496,438	$5,200,609	$(103,972)	$22,593,075	$656,683	$23,249,758	$171,831

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2024	255,131	$18,806,396	$3,706,873	$(297,438)	$22,215,831	$627,245	$22,843,076	$143,069
Net income			374,760		374,760	12,743	387,503	1,772
Other comprehensive income (loss)				(94,849)	(94,849)	(7,617)	(102,466)	532
Stock issued under share-based compensation plans	145	14,106			14,106		14,106
Common stock repurchased - share-based compensation plans	(12)	(1,381)			(1,381)		(1,381)
Share-based compensation expense		43,245			43,245		43,245
Repurchases of common stock	(911)	(100,872)			(100,872)		(100,872)
Distributions to noncontrolling interests					—	(6,133)	(6,133)
Contributions from noncontrolling interests					—		—	2,027
Cash dividends declared ($0.25 per common share)			(63,426)		(63,426)		(63,426)
Balance at June 30, 2024	254,353	$18,761,494	$4,018,207	$(392,287)	$22,387,414	$626,238	$23,013,652	$147,400

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2024	248,709	$18,118,942	$4,774,736	$(612,992)	$22,280,686	$575,258	$22,855,944	$160,623
Net income (loss)			547,374		547,374	22,088	569,462	(10,592)
Other comprehensive income				509,020	509,020	89,432	598,452	21,800
Stock issued under share-based compensation plans	1,394	16,245			16,245		16,245
Common stock repurchased - share-based compensation plans	(365)	(37,902)			(37,902)		(37,902)
Share-based compensation expense		79,550			79,550		79,550
Repurchases of common stock	(7,262)	(680,397)			(680,397)		(680,397)
Distributions to noncontrolling interests					—	(30,095)	(30,095)
Cash dividends declared ($0.50 per common share)			(121,501)		(121,501)		(121,501)
Balance at June 30, 2025	242,476	$17,496,438	$5,200,609	$(103,972)	$22,593,075	$656,683	$23,249,758	$171,831

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2023	260,383	$19,800,953	$3,457,182	$(258,925)	$22,999,210	$280,340	$23,279,550	$507,965
Net income			688,067		688,067	20,436	708,503	3,834
Other comprehensive loss				(133,362)	(133,362)	(22,618)	(155,980)	(7,554)
Stock issued under share-based compensation plans	1,277	25,137			25,137		25,137
Common stock repurchased - share-based compensation plans	(334)	(44,044)			(44,044)		(44,044)
Share-based compensation expense		83,362			83,362		83,362
Repurchases of common stock	(6,973)	(909,237)			(909,237)		(909,237)
Distributions to noncontrolling interests					—	(10,881)	(10,881)
Contributions from noncontrolling interests					—	89	89	2,027
Reclassification of redeemable noncontrolling interest to nonredeemable noncontrolling interest					—	358,872	358,872	(358,872)
Purchase of capped calls related to issuance of convertible notes, net of taxes of $61,573		(194,677)			(194,677)		(194,677)
Cash dividends declared ($0.50 per common share)			(127,042)		(127,042)		(127,042)
Balance at June 30, 2024	254,353	$18,761,494	$4,018,207	$(392,287)	$22,387,414	$626,238	$23,013,652	$147,400

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

On April 17, 2025, we entered into definitive agreements to acquire 100% of Worldpay Holdco, LLC (“Worldpay”) from Fidelity National Information Services, Inc. (“FIS”) and affiliates of GTCR LLC (“GTCR”) and divest our Issuer Solutions business to FIS. Worldpay is an industry leading payments technology and solutions company. Total estimated consideration expected to be paid to GTCR for its ownership interest in Worldpay consists of (1) approximately $6.1 billion in cash and (2) 43.3 million shares of Global Payments common stock. Total estimated consideration expected to be received for the divestiture of our Issuer Solutions business consists of (1) approximately $7.5 billion in cash and (2) FIS’ ownership interest in Worldpay. The proposed acquisition of Worldpay and divestiture of our Issuer Solutions business will occur simultaneously and the transactions are expected to close in the first half of 2026, subject to regulatory approvals and other customary closing conditions. Both transactions are subject to customary working capital and other adjustments. We will provide certain transition services to support the Issuer Solutions business upon divestiture.

The Company analyzed quantitative and qualitative factors relevant to the Issuer Solutions disposal group and determined that the accounting criteria to be classified as held for sale were met during the second quarter of 2025. In addition, the planned disposition represents a strategic shift that will have a major impact on the Company's operations and financial results. As a result, the operating results of the Issuer Solutions business have been reflected as discontinued operations for all periods presented. The assets and liabilities of the disposal group are presented separately on the consolidated balance sheets for all periods presented. Our consolidated statements of cash flows includes cash flows from discontinued operations for all periods presented. Unless otherwise indicated, all disclosures in the notes to the consolidated financial statements reflect only our continuing operations. Prior period information has been conformed to the current period presentation. Our Issuer Solutions business was historically presented as a reportable segment. For additional information related to the divestiture of Issuer Solutions, see "Note 2—Business Dispositions and Discontinued Operations."

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. Investments in entities that we do not control are accounted for using the equity or cost method, based on whether or not we have the ability to exercise significant influence over operating and financial policies. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2024 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (adjusted for the effect of discontinued operations presentation) but does not include all disclosures required by GAAP for annual financial statements.

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

The change in presentation resulted in an increase in net cash provided by operating activities and an increase in net cash used in financing activities of $185.2 million for the six months ended June 30, 2024.

SEC rule changes - On March 27, 2025, the SEC withdrew its litigation defense of its climate risk disclosure rules requiring disclosure of certain climate-related information and greenhouse gas emissions following a February 2025 stay of the implementation of the rules. It is uncertain whether the SEC will issue revised climate disclosure rules in future periods.

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

There were no accounting pronouncements adopted by the Company during the three and six months ended June 30, 2025.

NOTE 2—BUSINESS DISPOSITIONS AND DISCONTINUED OPERATIONS

Discontinued Operations

As described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies," our Issuer Solutions business met the criteria to be classified as a held for sale disposal group and a discontinued operation in the second quarter of 2025.

The following table presents the major classes of line items constituting income from discontinued operations, net of tax, in our consolidated statements of income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues	$639,885	$613,508	$1,260,614	$1,216,243
Operating expenses:
Cost of service	301,191	443,921	745,999	878,122
Selling, general and administrative	85,557	72,352	170,690	148,225
Impairment of goodwill	33,225	—	33,225	—
	419,973	516,273	949,914	1,026,347
Operating income	219,912	97,235	310,700	189,896

Interest and other income	1,079	1,104	2,428	2,025
Interest and other expense	(6,471)	(10,949)	(15,424)	(18,739)
	(5,392)	(9,845)	(12,996)	(16,714)
Income from discontinued operations before income taxes and equity in income of equity method investments	214,520	87,390	297,704	173,182
Income tax expense	180,568	13,145	194,329	25,834
Income from discontinued operations before equity in income of equity method investments	33,952	74,245	103,375	147,348
Equity in income of equity method investments	51	58	89	91
Income from discontinued operations, net of tax	34,003	74,303	103,464	147,439
Income from discontinued operations attributable to noncontrolling interests	(1,148)	(864)	(1,956)	(1,519)
Income from discontinued operations attributable to Global Payments	$32,855	$73,439	$101,508	$145,920

In connection with the classification of our Issuer Solutions business as assets held for sale, we recognized a goodwill impairment charge of $33.2 million on the basis of a quantitative assessment and comparison of the fair value of the disposal group to its carrying amount. The estimated fair value used in the goodwill impairment assessment was considered a nonrecurring Level 3 measurement of the valuation hierarchy. The goodwill impairment charge is presented within income from discontinued operations, net of tax in our consolidated statements of income for the three and six months ended June 30, 2025.

The following table presents the carrying amounts of the major classes of assets and liabilities of discontinued operations as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Cash and cash equivalents	$182,236	$181,982
Accounts receivable, net	339,443	299,434
Prepaid expenses and other current assets	367,051	461,412
Current assets of discontinued operations	888,730	942,828
Goodwill	9,505,486	9,508,786
Other intangible assets, net	4,260,730	4,404,561
Property and equipment, net	1,047,813	882,784
Other noncurrent assets	649,509	641,995
Noncurrent assets of discontinued operations	15,463,538	15,438,126

Accounts payable and accrued liabilities	518,845	595,857
Current liabilities of discontinued operations	518,845	595,857
Deferred income taxes	243,862	258,764
Other noncurrent liabilities	238,942	185,700
Noncurrent liabilities of discontinued operations	482,804	444,464

Cash flows related to discontinued operations are included in our consolidated statements of cash flows for the six months ended June 30, 2025 and 2024. The following table presents selected items affecting the statements of cash flows:

	Six Months Ended
	June 30, 2025	June 30, 2024
Depreciation and amortization of property and equipment	$34,448	$61,706
Amortization of acquired intangibles	156,824	267,427
Goodwill impairment	33,225	—
Capital expenditures	112,353	83,353

During the six months ended June 30, 2025, Issuer Solutions entered into an agreement to acquire software and related services, of which $37.5 million was financed utilizing a two-year vendor financing arrangement. In addition, during the six months ended June 30, 2025, Issuer Solutions recognized approximately $121.8 million of deferred income tax expense associated with our investment in subsidiaries of the disposal group expected to be divested in the transaction.

Heartland Payroll Solutions, Inc.

In May 2025, we entered into a definitive agreement to divest Heartland Payroll Solutions, Inc. ("Payroll Solutions"), our payroll business included in our Merchant Solutions segment, to Acrisure, LLC ("Acrisure") for approximately $1.1 billion, subject to certain closing adjustments, including up to $75 million of contingent consideration upon the purchaser achieving certain specified returns. In connection with the transaction, we entered into a mutual referral agreement and long-term commercial partnership with Acrisure in which we will continue delivering fully integrated human capital management and payroll offerings to our merchant customers as part of our suite of commerce enablement solutions. The transaction is expected to close in the second half of 2025, subject to regulatory approvals and other customary closing conditions, and result in a gain on sale of business.

Payroll Solutions met the criteria to be classified as a held for sale disposal group in the second quarter of 2025 and all assets of and liabilities of the have been reflected as assets held for sale and liabilities held for sale within our consolidated balance sheet of June 30, 2025. Assets presented as held for sale in the consolidated balance sheet as of June 30, 2025 include goodwill of $479.6 million, cash of $255.3 million and other assets of $170.5 million. Liabilities presented as held for sale in the consolidated balance sheet as of June 30, 2025 are principally accounts payable and accrued liabilities.

AdvancedMD, Inc.

In December 2024, we completed the sale of AdvancedMD, Inc. ("AdvancedMD") for approximately $1.1 billion, subject to certain closing adjustments, including up to $125 million of contingent consideration upon the purchaser achieving certain specified returns. AdvancedMD is a provider of software-as-a-service solutions to small-to-medium sized ambulatory physician practices in the United States ("U.S."), and was included in our Merchant Solutions segment prior to disposition. We recognized a gain on the sale of $273.1 million during the year ended December 31, 2024 and an additional gain on sale of $4.3 million during the six months ended June 30, 2025.

NOTE 3—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(in thousands)

Americas	$1,573,282	$1,611,276	$3,056,375	$3,134,007
Europe	316,885	297,944	578,020	548,995
Asia Pacific	66,580	61,805	131,039	122,117
	$1,956,747	$1,971,025	$3,765,434	$3,805,119

We actively market and provide our payment services, software and other commerce enablement solutions directly to our customers and through a variety of partner distribution channels across three service lines: Point-of-Sale and Software Solutions, Integrated and Embedded Solutions and Core Payments Solutions. Our Point-of-Sale and Software Solutions business provides advanced payments technology that is integrated into point-of-sale systems and business management software solutions that we own. Our Integrated and Embedded Solutions business provides e-commerce solutions, advanced payments technology and commerce enablement solutions that is embedded into business management software solutions owned by our technology partners who operate in numerous vertical markets and countries. Our Core Payments Solutions business provides payments technology services and other commerce enablement solutions directly to customers across numerous verticals in the markets we serve through our direct sales force worldwide, as well as referral partnerships and other wholesale relationships.

The following table presents a disaggregation of our revenues by service line for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(in thousands)

Point-of-Sale and Software Solutions	$348,392	$390,584	$696,532	$769,768
Integrated and Embedded Solutions	854,958	798,602	1,658,501	1,556,225
Core Payments Solutions	753,397	781,839	1,410,401	1,479,126
	$1,956,747	$1,971,025	$3,765,434	$3,805,119

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606"), requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and six months ended June 30, 2025 and 2024, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of June 30, 2025 and December 31, 2024 was as follows:

	Balance Sheet Location	June 30, 2025	December 31, 2024

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$348,643	$338,015
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	36,816	34,749

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	175,695	197,564
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	22,388	20,414

Net contract assets were not material at June 30, 2025 or December 31, 2024. Revenue recognized for the three months ended June 30, 2025 and 2024 from contract liability balances at the beginning of each period was $73.0 million and $69.6 million, respectively. Revenue recognized for the six months ended June 30, 2025 and 2024 from contract liability balances at the beginning of each period was $142.9 million and $124.7 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at June 30, 2025. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

2025	$183,711
2026	244,182
2027	170,583
2028	94,810
2029	57,642
2030	20,721
2031 and thereafter	2,668
Total	$774,317

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2025 and December 31, 2024, goodwill and other intangible assets consisted of the following:

	June 30, 2025	December 31, 2024

	(in thousands)

Goodwill	$16,742,403	$16,777,532
Other intangible assets:
Customer-related intangible assets	$5,284,094	$5,115,719
Acquired technologies	1,948,770	1,935,461
Contract-based intangible assets	2,285,174	2,186,714
Trademarks and trade names	469,169	468,155
	9,987,207	9,706,049
Less accumulated amortization:
Customer-related intangible assets	3,124,560	2,885,615
Acquired technologies	1,554,366	1,472,833
Contract-based intangible assets	506,674	407,453
Trademarks and trade names	421,145	412,766
	5,606,745	5,178,667
	$4,380,462	$4,527,382

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2025:

Merchant Solutions

(in thousands)
Balance at December 31, 2024	$16,777,532
Goodwill acquired	81,757
Effect of foreign currency translation	359,221
Measurement period adjustments	3,470
Reclassification of goodwill to assets held for sale (1)	(479,577)
Balance at June 30, 2025	$16,742,403

(1) Reflects the reclassification of goodwill in connection with the presentation of our Payroll Solutions business as held for sale. See “Note 2—Business Dispositions and Discontinued Operations” for further discussion.

NOTE 5—LONG-TERM DEBT AND LINES OF CREDIT

As of June 30, 2025 and December 31, 2024, long-term debt consisted of the following:

	June 30, 2025	December 31, 2024

	(in thousands)

2.650% senior notes due February 15, 2025	$—	$999,791
1.200% senior notes due March 1, 2026	1,098,722	1,097,764
4.800% senior notes due April 1, 2026	758,475	764,125
2.150% senior notes due January 15, 2027	748,072	747,447
4.950% senior notes due August 15, 2027	497,915	497,425
4.450% senior notes due June 1, 2028	462,816	465,012
3.200% senior notes due August 15, 2029	1,243,503	1,242,715
5.300% senior notes due August 15, 2029	497,112	496,762
2.900% senior notes due May 15, 2030	994,293	993,708
2.900% senior notes due November 15, 2031	744,653	744,233
5.400% senior notes due August 15, 2032	744,142	743,730
4.150% senior notes due August 15, 2049	741,393	741,215
5.950% senior notes due August 15, 2052	739,174	738,975
4.875% senior notes due March 17, 2031	935,310	820,952
1.000% convertible notes due August 15, 2029	1,465,895	1,461,761
1.500% convertible notes due March 1, 2031	1,972,992	1,970,577
Revolving credit facility	1,530,000	1,500,000
Commercial paper notes	798,139	—
Finance lease liabilities	17,618	10,921
Other borrowings	29,054	30,312
Total long-term debt	16,019,278	16,067,425
Less current portion	1,868,295	1,008,750
Long-term debt, excluding current portion	$14,150,983	$15,058,675

The carrying amounts of our senior notes and convertible notes in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At June 30, 2025, the unamortized discount on senior notes and convertible notes was $35.1 million, and unamortized debt issuance costs on senior notes and convertible notes were $84.8 million. At December 31, 2024, the unamortized discount on senior notes and convertible notes was $38.5 million, and unamortized debt issuance costs on senior notes and convertible notes were $92.8 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets in our consolidated balance sheets. At June 30, 2025 and December 31, 2024, unamortized debt issuance costs on the unsecured revolving credit facility were $23.1 million and $13.4 million, respectively.

At June 30, 2025, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year Ending December 31,

2025	$1,503
2026	1,861,146
2027	2,050,601
2028	463,142
2029	3,250,130
2030	2,530,671
2031 and thereafter	5,943,054
Total	$16,100,247

Convertible Notes

1.500% Convertible Notes due March 1, 2031

We have $2.0 billion in aggregate principal amount of 1.500% convertible unsecured senior notes due March 2031 that were issued in 2024 through a private placement. The net proceeds from this offering were approximately $1.97 billion reflecting debt issuance costs of $33.5 million, which were capitalized and reflected as a reduction of the related carrying amount of the convertible notes in our consolidated balance sheets. Interest on the convertible notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024, to the holders of record on the preceding February 15 and August 15, respectively.

In connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes and other financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon the conversion of the notes, or offset our cash obligation if the cash settlement option is elected, for amounts in excess of the principal amount of converted notes subject to a cap. The price of the capped call transactions was $228.90 per share. The capped call transactions met the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $256.3 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated statement of changes in equity for the six months ended June 30, 2024, net of applicable income taxes.

1.000% Convertible Notes due August 15, 2029

We also have $1.5 billion in aggregate principal amount of 1.000% convertible notes due August 2029 that were issued during 2022 in a private placement pursuant to an investment agreement with Silver Lake Partners. Interest on the convertible notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023, to the holders of record on the preceding February 1 and August 1, respectively. The convertible notes mature on August 15, 2029, subject to earlier conversion or repurchase. The notes, which are currently convertible, are presented within long-term debt in our consolidated balance sheets based on our intent and ability to refinance on a long-term basis should a conversion event occur.

Revolving Credit Facility

On May 15, 2025, we entered into a credit agreement with a syndicate of financial institutions as lenders and agents. The credit agreement provides for an unsubordinated unsecured $7.25 billion revolving credit facility (the "Revolving Credit Facility"), of which (a) $5.75 billion of commitments were made available on May 15, 2025 and (b) an additional $1.5 billion of commitments will be made available upon the closing of the proposed acquisition of Worldpay described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies." Commitments under the Revolving Credit Facility may be increased to an aggregate amount not to exceed $7.5 billion. The Revolving Credit Facility matures in May 2030 and provides for up to two one-year maturity extensions. Borrowings under the Revolving Credit Facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of lenders and customary notice provisions. We capitalized debt issuance costs of $12.9 million during the three and six months ended June 30, 2025 in connection with the issuances under the Revolving Credit Facility; the amount is presented in other noncurrent assets in our consolidated balance sheet.

The Revolving Credit Facility replaced our previous unsubordinated unsecured $5.75 billion revolving credit facility (the "Prior Credit Facility"), dated as of August 19, 2022, as amended, which was scheduled to mature in August 2027. In May 2025, all borrowings outstanding under the Prior Credit Facility were either repaid or continued under the Revolving Credit Facility pursuant to the terms of the new credit agreement. The Prior Credit Facility was terminated in connection with the execution of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility will be available to be made in U.S. dollars, euros, sterling, Canadian dollars and, subject to certain conditions, certain other currencies at our option. Borrowings under the Revolving Credit Facility will bear interest, at our option, at a rate equal to (i) for secured overnight financing rate based currencies or certain alternative currencies, a secured overnight financing rate (subject to a 0.00% floor) or an alternative currency term rate (subject to a 0.00% floor), as applicable, (ii) for US dollar borrowings, a base rate, (iii) for US dollar borrowings, a daily floating secured overnight financing rate (subject to a 0.00% floor) or (iv) for certain alternative currencies, a daily alternative currency rate (subject to a 0.00% floor), in each case, plus an applicable margin. The applicable margin for borrowings other than base rate borrowings will range from 1.000% to 1.750% depending on our credit rating and is initially 1.375%.

We may issue standby letters of credit of up to $500 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. The amounts available to borrow under the Revolving Credit Facility are also determined by a financial leverage covenant. As of June 30, 2025, there were borrowings of $1.5 billion outstanding under the Revolving Credit Facility with an interest rate of 5.7%, and the total available commitments under the Revolving Credit Facility were $2.9 billion.

Committed Bridge Financing

On April 17, 2025, in connection with our entry into the definitive agreement to acquire Worldpay, we obtained $7.7 billion in committed bridge financing, which was subsequently reduced to $6.2 billion on May 15, 2025 in connection with the entry into the Revolving Credit Facility. We capitalized debt issuance costs of $28.5 million during the three and six months ended June 30, 2025 in connection with the establishment of the committed bridge financing; the unamortized amount is presented in prepaid expenses and other current assets in our consolidated balance sheet.

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

As of June 30, 2025, we had net borrowings under our commercial paper program of $798.1 million outstanding, presented within long-term debt in our consolidated balance sheet based on our intent and ability to continually refinance on a long-term basis, with a weighted average annual interest rate of 5.0%. The commercial paper program is backstopped by our credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our Revolving Credit Facility. As such, we could draw on the Revolving Credit Facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

Fair Value of Long-Term Debt

As of June 30, 2025, our senior notes had a total carrying amount of $10.2 billion and an estimated fair value of $9.8 billion. As of June 30, 2025, our 1.500% convertible notes due March 1, 2031 had a total carrying amount of $2.0 billion and an estimated fair value of $1.8 billion. The estimated fair values of our senior notes and 1.500% convertible senior notes were based on quoted market prices in active markets and are considered to be Level 1 measurements of the fair value hierarchy.

As of June 30, 2025, our 1.000% convertible notes due August 15, 2029 had a total carrying amount of $1.5 billion and an estimated fair value of $1.4 billion. The estimated fair value of our 1.000% convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the fair value hierarchy.

The fair value of other long-term debt approximated its carrying amount at June 30, 2025.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The Revolving Credit Facility agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of June 30, 2025, the required leverage ratio was 3.75 to 1.00. We were in compliance with all applicable covenants as of June 30, 2025.

Interest Expense

Interest expense was $151.1 million and $151.0 million for the three months ended June 30, 2025 and 2024, respectively, and $295.5 million and $308.7 million for the six months ended June 30, 2025 and 2024, respectively.

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

We recognized a gain (loss) on the net investment hedge of $(81.3) million and $6.1 million within foreign currency translation adjustments in other comprehensive income (loss) in our consolidated statements of comprehensive income during the three months ended June 30, 2025 and 2024, respectively, and $(90.7) million and $(0.9) million during the six months ended June 30, 2025 and 2024, respectively.

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

The table below presents information about our interest rate swaps, designated as cash flow hedges, included in our consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at June 30, 2025	Range of Maturity Dates at June 30, 2025	June 30, 2025	December 31, 2024

				(in thousands)

Interest rate swaps (Notional of $1.5 billion at June 30, 2025 and December 31, 2024)	Other noncurrent liabilities	4.26%	April 17, 2027 - August 17, 2027	$20,844	$7,768

The table below presents the effects of our interest rate swaps on our consolidated statements of income and statements of comprehensive income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive income (loss)	$(3,204)	$8,929	$(12,575)	$38,045
Net unrealized gains (losses) reclassified out of other comprehensive income (loss) to interest expense	$(841)	$2,619	$(1,693)	$5,281

As of June 30, 2025, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $10.7 million.

Treasury Locks

In June 2025, we entered into $1.5 billion in notional treasury lock derivative instruments to hedge interest rate risk in anticipation of our future issuance of fixed rate notes. Each of these treasury locks was designated as a cash flow hedge of a forecasted transaction, and unrealized gains or losses resulting from adjusting the treasury locks to fair value are recognized as a component of other comprehensive income (loss). The fair value of the treasury locks is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments are classified within Level 2 of the fair value hierarchy.

The table below presents information about the treasury locks included in our consolidated balance sheets:

				Fair Value
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at June 30, 2025	Maturity Date at June 30, 2025	June 30, 2025

				(in thousands)

Treasury locks (Notional of $1.5 billion at June 30, 2025)	Other noncurrent liabilities	4.53%	March 31, 2026	$34,344

The table below presents the effects of our treasury locks on our consolidated statements of comprehensive income:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025

	(in thousands)

Net unrealized losses recognized in other comprehensive income (loss)	$(34,344)	$(34,344)

NOTE 7—INCOME TAX

For the three and six months ended June 30, 2025, our effective income tax rates of 38.1% and 28.1%, respectively, differed from the U.S. statutory rate primarily as a result of deferred tax expense associated with legal entity restructuring in connection with the sale of our Issuer Solutions business, net of tax benefits from tax credits and foreign interest income not subject to tax.

For the three and six months ended June 30, 2024, our effective income tax rates of 17.9% and 11.9%, respectively, differed favorably from the U.S. statutory rate primarily as a result of tax credits and foreign interest income not subject to tax. Our effective income tax rate for the six months ended June 30, 2024 also included the favorable effect of a change in the assessment of the need for a valuation allowance related to certain foreign tax credit carryforwards.

NOTE 8—REDEEMABLE NONCONTROLLING INTERESTS

The portions of equity in certain of our consolidated subsidiaries that are not attributable, directly or indirectly, to us, are redeemable upon the occurrence of an event that is not solely within our control.

We hold a 51% controlling interest in our subsidiary in Germany. Under the shareholder agreement, the minority shareholder has the option to compel us to purchase their shares at fair market value upon the occurrence of a specific change in control event. As of June 30, 2025, the option is not considered probable of becoming redeemable. We also own 51% of our subsidiary in Greece and 50.1% of our subsidiary in Chile. Under the respective shareholder agreements, the minority shareholders have the option to compel us to purchase their shares at a price per share based on the fair value of the shares, or under certain circumstances for our subsidiary in Greece, at a price determined by calculations stipulated in the shareholder agreement. The options have no expiration date.

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

The option held by the minority shareholder in Greece, which is redeemable at a price other than fair value, is considered probable of becoming redeemable on December 8, 2025. In determining the measurement method of redemption price, we have elected to accrete changes in the redemption price over the period from the date of issuance to the earliest redemption date of the instrument using the effective interest method, applied prospectively. Redemption price adjustments recognized in net income attributable to noncontrolling interests in our consolidated statements of income were $(9.3) million and $3.0 million for the three months ended June 30, 2025 and 2024, respectively, and $(10.6) million and $4.5 million for the six months ended June 30, 2025 and 2024, respectively.

In addition, we own 66% of our subsidiary in Poland. The redemption option held by the minority shareholder in Poland expired on January 1, 2024, and the redeemable noncontrolling interest was reclassified to nonredeemable noncontrolling interest in our consolidated balance sheet as of January 1, 2024.

NOTE 9—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended June 30, 2025 and 2024, we repurchased and retired 3,043,484 and 910,980 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $231.4 million and $100.9 million, or $76.02 and $110.73 per share, respectively. During the six months ended June 30, 2025 and 2024, we repurchased and retired 7,261,834 and 6,972,979 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $680.4 million and $909.2 million, or $93.70 and $130.39 per share, respectively. The share repurchase activity for the six months ended June 30, 2025 included the repurchase of 2,449,366 shares at an average price of $102.07 per share under an ASR agreement we entered into on February 13, 2025 with a financial institution to repurchase an aggregate of $250.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 11, 2025. The share repurchase activity for the six months ended June 30, 2024 included the repurchase of 1,414,759 shares using a portion of the net proceeds from our offering of 1.500% convertible unsecured senior notes due March 2031 through privately negotiated transactions with purchasers of notes in the offering, or one of their respective affiliates. The purchase price per share of the common stock repurchased in such transactions equaled the closing price of the common stock on February 20, 2024, which was $130.80 per share. As of June 30, 2025, the remaining amount available under our share repurchase program was $1,176.5 million.

On July 30, 2025, our board of directors declared a dividend of $0.25 per share payable on September 26, 2025 to common shareholders of record as of September 12, 2025.

NOTE 10—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(in thousands)

Share-based compensation expense from continuing operations	$33,312	$37,085	$63,600	$70,444
Share-based compensation expense from discontinued operations	6,498	6,160	15,950	12,918
Total share-based compensation expense	$39,810	$43,245	$79,550	$83,362

Total income tax benefit	$12,269	$6,968	$18,534	$16,334

The following discussion of our share-based compensation awards includes awards related to continuing and discontinued operations.

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the six months ended June 30, 2025:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2024	2,252	$126.07
Granted	1,582	103.72
Vested	(1,074)	126.73
Forfeited	(143)	112.09
Unvested at June 30, 2025	2,617	$112.38

The total fair value of restricted stock and performance awards vested during the six months ended June 30, 2025 and 2024 was $136.1 million and $137.5 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $36.8 million and $40.6 million during the three months ended June 30, 2025 and 2024, respectively, and $72.7 million and $76.2 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $204.3 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.0 years.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2024	778	$112.91	5.5	$9.0
Granted	236	102.25
Forfeited	(20)	113.89
Exercised	(38)	57.31
Outstanding at June 30, 2025	956	$112.44	6.2	$1.1

Options vested and exercisable at June 30, 2025	597	$114.28	4.4	$1.0

We recognized compensation expense for stock options of $1.9 million and $1.3 million during the three months ended June 30, 2025 and 2024, respectively, and $4.4 million and $4.2 million during the six months ended June 30, 2025 and 2024, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was $1.2 million and $14.6 million, respectively. As of June 30, 2025, we had $12.3 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.9 years.

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $43.20 and $54.42, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2025	June 30, 2024

Risk-free interest rate	4.01%	4.16%
Expected volatility	46%	45%
Dividend yield	0.88%	0.90%
Expected term in years	5	5

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

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the three and six months ended June 30, 2025 excluded approximately 0.9 million shares related to stock options that would have an antidilutive effect on the computation of diluted EPS. The dilutive share base for the three and six months ended June 30, 2024 excluded approximately 0.7 million shares related to stock options that would have an antidilutive effect on the computation of diluted EPS.

The effect of the potential shares needed to settle the conversion spread on our convertible notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the three and six months ended June 30, 2025, the convertible notes were not included in the computation of diluted EPS as the effect would have been anti-dilutive. Further, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computations of basic and diluted EPS for continuing and discontinued operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(in thousands, except per share data)

Income from continuing operations attributable to Global Payments	$208,785	$301,321	$445,866	$542,147
Income from discontinued operations attributable to Global Payments	32,855	73,439	101,508	145,920
Net income attributable to Global Payments	$241,640	$374,760	$547,374	$688,067

Basic weighted-average number of shares outstanding	243,443	254,748	245,087	255,837
Plus: Dilutive effect of stock options and other share-based awards	134	418	272	540
Diluted weighted-average number of shares outstanding	243,577	255,166	245,359	256,377

Basic earnings per share attributable to Global Payments:
Continuing operations	$0.86	$1.18	$1.82	$2.12
Discontinued operations	0.13	0.29	0.41	0.57
Total basic earnings per share attributable to Global Payments	$0.99	$1.47	$2.23	$2.69

Diluted earnings per share attributable to Global Payments:
Continuing operations	$0.86	$1.18	$1.82	$2.11
Discontinued operations	0.13	0.29	0.41	0.57
Total diluted earnings per share attributable to Global Payments	$0.99	$1.47	$2.23	$2.68

NOTE 12—SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. As of June 30, 2025, approximately 75% of our cash and cash equivalents (inclusive of discontinued operations and held for sale) was held within a small group of financial institutions, primarily large money center banks. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any losses associated with our balances in such accounts for the three and six months ended June 30, 2025 and 2024.

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

A reconciliation of the amounts of cash and cash equivalents and restricted cash in our consolidated balance sheets to the amount in our consolidated statements of cash flows is as follows:

	June 30, 2025	December 31, 2024

	(in thousands)
Cash and cash equivalents of continuing operations	$2,611,662	$2,356,434
Restricted cash of continuing operations	6,853	6,197
Cash included in assets held for sale	255,339	—
Cash, cash equivalents and restricted cash of discontinued operations	466,034	373,344
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$3,339,888	$2,735,975

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

We recognized interest income of $24.2 million and $47.7 million on the notes during the three and six months ended June 30, 2025, respectively, and $22.1 million and $43.6 million during the three and six months ended June 30, 2024, respectively, as a component of interest and other income in our consolidated statements of income.

As of June 30, 2025 and December 31, 2024, there was an aggregate principal amount of $841.0 million and $810.2 million, respectively, outstanding on the notes, including paid-in-kind interest, and the notes are presented net of the allowance for credit losses of $15.2 million within notes receivable in our consolidated balance sheets. Principal payments due within 12 months are included in prepaid expenses and other current assets in our consolidated balance sheets. The estimated fair value of the notes receivable was $842.8 million and $809.3 million as of June 30, 2025 and December 31, 2024, respectively. The estimated fair value of notes receivable was based on a discounted cash flow approach and is considered to be a Level 3 measurement of the fair value hierarchy.

NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three and six months ended June 30, 2025 and 2024:

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at March 31, 2025	$(419,337)	$(27,924)	$(2,385)	$(449,646)
Other comprehensive income (loss)	373,520	(27,759)	(87)	345,674
Balance at June 30, 2025	$(45,817)	$(55,683)	$(2,472)	$(103,972)

Balance at March 31, 2024	$(274,119)	$(20,793)	$(2,526)	$(297,438)
Other comprehensive income (loss)	(99,627)	4,778	—	(94,849)
Balance at June 30, 2024	$(373,746)	$(16,015)	$(2,526)	$(392,287)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $67.6 million and $(7.1) million for the three months ended June 30, 2025 and 2024, respectively.

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2024	$(589,189)	$(21,418)	$(2,385)	$(612,992)
Other comprehensive income (loss)	543,372	(34,265)	(87)	509,020
Balance at June 30, 2025	$(45,817)	$(55,683)	$(2,472)	$(103,972)

Balance at December 31, 2023	$(215,540)	$(40,859)	$(2,526)	$(258,925)
Other comprehensive income (loss)	(158,206)	24,844	—	(133,362)
Balance at June 30, 2024	$(373,746)	$(16,015)	$(2,526)	$(392,287)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $111.2 million and $(30.2) million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 14—SEGMENT INFORMATION

Beginning in the second quarter of 2025, we report the results of our Issuer Solutions business as discontinued operations and therefore, no longer present Issuer Solutions as a reportable segment. Segment information presented below is based on our Merchant Solutions reportable segment. See "Note 2—Business Dispositions and Discontinued Operations" for further discussion regarding the divestiture of our Issuer Solutions business.

Our segment structure reflects the financial information and reports used by our chief operating decision maker to make decisions regarding the business, including resource allocations and performance assessments. Our Chief Executive Officer is the chief operating decision maker ("CODM"). We evaluate performance and allocate resources based on the operating income of each operating segment. The CODM uses segment operating income in the annual budget and forecasting process, and considers budget-to-actual and forecast-to-actual variances on a monthly, quarterly and annual basis. The operating income of our operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and share-based compensation costs are included in Corporate. Impairment of goodwill and gains or losses on business dispositions are not included in determining segment operating income. Interest and other income, interest and other expense, income tax expense and equity in income of equity method investments are not allocated to the individual segments. The CODM does not evaluate the performance of or allocate resources to our operating segment using asset data. The accounting policies of the reportable operating segment are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2024 and our summary of significant accounting policies in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies."

Information on our Merchant Solutions segment, including significant segment expenses, and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization were as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(in thousands)

Revenues(1)	$1,956,747	$1,971,025	$3,765,434	$3,805,119

Operating expenses(1):
Merchant Solutions:
Cost of service	$498,788	$504,462	$987,653	$1,003,516
Selling, general and administrative	741,028	794,038	1,446,748	1,548,641
Total Merchant Solutions expenses	1,239,816	1,298,500	2,434,401	2,552,157

Corporate	289,992	197,137	527,991	417,983

Operating income (loss)(1):
Merchant Solutions	$716,931	$672,525	$1,331,033	$1,252,962
Corporate	(289,992)	(197,137)	(527,991)	(417,983)
Gain on business disposition	267	—	4,260	—
Consolidated operating income	$427,206	$475,388	$807,302	$834,979

Depreciation and amortization(1):
Merchant Solutions	$287,403	$299,218	$568,170	$591,551
Corporate	9,053	5,784	16,737	10,416
Consolidated depreciation and amortization	$296,456	$305,002	$584,907	$601,967

(1) Revenues, operating expenses, operating income and depreciation and amortization reflect the effects of our disposed AdvancedMD business through its disposal date. See “Note 2—Business Dispositions and Discontinued Operations” for further discussion.

Operating income and operating expenses included acquisition and transformation expenses of $133.7 million and $53.6 million for the three months ended June 30, 2025 and 2024, respectively, which were primarily included within Corporate selling, general and administrative expenses. During the six months ended June 30, 2025 and 2024, operating income included acquisition and transformation expenses of $228.3 million and $131.4 million, respectively, which were primarily included within Corporate selling, general and administrative expenses.

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

We also furthered our business strategy through the following key transactions:

•On April 17, 2025, we entered into definitive agreements to acquire 100% of Worldpay Holdco, LLC (“Worldpay”) from Fidelity National Information Services, Inc. (“FIS”) and affiliates of GTCR LLC (“GTCR”) and divest our Issuer Solutions business to FIS. Worldpay is an industry leading payments technology and solutions company. Total estimated consideration expected to be paid to GTCR for an ownership interest in Worldpay consists of (1) approximately $6.1 billion in cash and (2) 43.3 million shares of Global Payments common stock. Total estimated consideration expected to be received for the divestiture of our Issuer Solutions business consists of (1) approximately $7.5 billion in cash and (2) FIS’ ownership interest in Worldpay as described above. Our Issuer Solutions business met the criteria to be classified as a discontinued operation in the second quarter of 2025, as the ultimate divestiture represents a strategic shift that will have a major effect on our operations and financial results. Accordingly, all results of the Issuer Solutions business have been presented as discontinued operations in our consolidated statements of income for the three and six months ended June 30, 2025 and 2024.

•The proposed acquisition of Worldpay and divestiture of our Issuer Solutions business will occur simultaneously. In connection with the agreements, we initially obtained $7.7 billion in committed bridge financing. Upon the effectiveness of the revolving credit agreement entered into on May 15, 2025 as described in "Note 5—Long-Term Debt and Lines of Credit," we reduced the commitments related to the bridge financing to $6.2 billion. Both transactions are expected to close in the first half of 2026.

•In May 2025, we entered into a definitive agreement to divest Heartland Payroll Solutions, Inc., our payroll business included in our Merchant Solutions segment, to Acrisure, LLC for approximately $1.1 billion, including up to $75 million of contingent consideration subject to certain closing adjustments. The transaction is expected to close in the second half of 2025.

Highlights related to our results of continuing operations for the three and six months ended June 30, 2025 include the following:

•Consolidated revenues were essentially flat at $1,956.7 million and $3,765.4 million, respectively, compared to $1,971.0 million and $3,805.1 million for the three and six months ended June 30, 2025 and 2024, respectively.

•Merchant Solutions segment operating income and operating margin for the three and six months ended June 30, 2025 increased compared to the prior year primarily due to the favorable effect of cost reduction activities.

•Consolidated operating income for the three and six months ended June 30, 2025 decreased due to an increase in expenses related to business transformation activities, partially offset by the favorable effects of cost reduction initiatives and a reduction in acquisition and integration expenses.

Strategy and Business Transformation

In 2024, we launched a holistic review of our business to examine our strategy, operations and ability to deliver sustainable performance. We have refreshed our strategy and are focusing our resources, efforts and investments on the areas of the business that will drive the best opportunities for growth.

These strategic, organizational and operational transformation activities are expected to continue over the next few years. As we focus on executing and delivering transformation initiatives, we have incurred and anticipate incurring incremental expenses related to the transformation through early 2027, including but not limited to changes to the recoverability of assets and our estimates of remaining useful lives. We continue to assess our business portfolio to evaluate potential assets for disposition to further streamline our business and create value for shareholders.

We currently expect our transformation initiatives to generate more than $650 million of annual run-rate operating income benefit by the first half of 2027.

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

Results of Operations

Beginning in the second quarter of 2025, we present the historical operations of our Issuer Solutions reportable segment as discontinued operations. Accordingly, our continuing operations consists of our Merchant Solutions business and corporate functions.

See “Note 2—Business Dispositions and Discontinued Operations” in the notes to the accompanying unaudited consolidated financial statements for further information.

Continuing Operations

The following table sets forth key selected financial data for the three months ended June 30, 2025 and 2024, certain data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior period amount. The income statement data for the three months ended June 30, 2025 and 2024 is derived from the accompanying unaudited consolidated financial statements.

	Three Months Ended June 30, 2025	% of Revenue(1)	Three Months Ended June 30, 2024	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2)	$1,956,747	100.0%	$1,971,025	100.0%	$(14,278)	(0.7)%

Operating expenses(2):
Cost of service	$498,788	25.5%	$504,462	25.6%	$(5,674)	(1.1)%

Selling, general and administrative:
Merchant Solutions	$741,028		$794,038		$(53,010)	(6.7)%
Corporate	289,992		197,137		92,855	47.1%
Consolidated selling, general and administrative	$1,031,020	52.7%	$991,175	50.3%	$39,845	4.0%

Gain on business disposition	(267)		—		(267)	NM
Consolidated operating expenses	$1,529,541	78.2%	$1,495,637	75.9%	$33,904	2.3%

Operating income (loss)(2):
Merchant Solutions	$716,931		$672,525		$44,406	6.6%
Corporate	(289,992)		(197,137)		(92,855)	47.1%
Gain on business disposition	267		—		267	NM
Consolidated operating income	$427,206	21.8%	$475,388	24.1%	$(48,182)	(10.1)%

Operating margin(2):
Merchant Solutions	36.6%		34.1%		2.5%

NM = Not meaningful

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating expenses, operating income and operating margin reflect the effects of our disposed AdvancedMD business through its disposal date. See “Note 2—Business Dispositions and Discontinued Operations” for further discussion.

Operating income included acquisition and transformation expenses of $133.7 million and $53.6 million for the three months ended June 30, 2025 and 2024, respectively, which were primarily included within Corporate selling, general and administrative expenses.

The following table sets forth key selected financial data for the six months ended June 30, 2025 and 2024, certain data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior period amount. The income statement data for the six months ended June 30, 2025 and 2024 is derived from the accompanying unaudited consolidated financial statements.

	Six Months Ended June 30, 2025	% of Revenue(1)	Six Months Ended June 30, 2024	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2)	$3,765,434	100.0%	$3,805,119	100.0%	$(39,685)	(1.0)%

Operating expenses(2):
Cost of service	$987,653	26.2%	$1,003,516	26.4%	$(15,863)	(1.6)%

Selling, general and administrative:
Merchant Solutions	$1,446,748		$1,548,641		$(101,893)	(6.6)%
Corporate	527,991		417,983		110,008	26.3%
Consolidated selling, general and administrative	$1,974,739	52.4%	$1,966,624	51.7%	$8,115	0.4%

Gain on business disposition	(4,260)		—		(4,260)	NM
Consolidated operating expenses	$2,958,132	78.6%	$2,970,140	78.1%	$(12,008)	(0.4)%

Operating income (loss)(2):
Merchant Solutions	1,331,033		$1,252,962		$78,071	6.2%
Corporate	(527,991)		(417,983)		(110,008)	26.3%
Gain on business disposition	4,260		—		4,260	NM
Consolidated operating income	$807,302	21.4%	$834,979	21.9%	$(27,677)	(3.3)%

Operating margin(2):
Merchant Solutions	35.3%		32.9%		2.4%

NM = Not meaningful

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating expenses, operating income and operating margin reflect the effects of our disposed AdvancedMD business through its disposal date. See “Note 2—Business Dispositions and Discontinued Operations” for further discussion.

Operating income included acquisition and transformation expenses of $228.3 million and $131.4 million for the six months ended June 30, 2025 and 2024, respectively, which were primarily included within Corporate expenses.

Revenues

Revenues from our Merchant Solutions segment for the three and six months ended June 30, 2025 decreased by $14.3 million and $39.7 million, respectively, or 0.7% and 1.0%.

For the three and six months ended June 30, 2025, revenues in our integrated and embedded solutions service line increased $56.4 million and $102.3 million, respectively, or 7.1% and 6.6%, as payments continue to transition to more embedded and digital native environments. Revenues in our point of sale and software solutions service line decreased $42.2 million and $73.2 million for the three and six months ended June 30, 2025, respectively, or 10.8% and 9.5%. Excluding the effect of the AdvancedMD business disposed of in December 2024, revenues increased approximately 5% and 6% for the three and six months ended June 30, 2025, respectively, driven by growth in software subscription fees. Revenues in our core payments solutions service line declined $28.4 million and $68.7 million for the three and six months ended June 30, 2025, respectively, or 3.6% and 4.6%, as a result of reduced emphasis on our wholesale business and our exit of certain markets in our Asia Pacific business.

Operating Expenses

Cost of Service Cost of service for our Merchant Solutions segment for the three and six months ended June 30, 2025 decreased by $5.7 million and $15.9 million, respectively. Cost of service as a percentage of revenues was 25.5% and 26.2%, respectively, for the three and six months ended June 30, 2025, compared to 25.6% and 26.4% in the prior year. The decline in cost of service is in line with the decline in revenue for the period. The disposition of AdvancedMD had the effect of reducing cost of service as a percentage of revenues by 0.3% for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024.

Amortization of Acquired Intangible Assets. The most significant component of our cost of service is amortization of acquired intangibles, which was $200.2 million and $394.3 million for the three and six months ended June 30, 2025, respectively, and $212.2 million and $421.7 million, for the three and six months ended June 30, 2024. As a percentage of cost of service, amortization of acquired intangibles was approximately 40% for the three and six months ended June 30, 2025 and 42% for the three and six months ended June 30, 2024. These costs generally do not vary in proportion to changes in revenues, but rather are most significantly affected by acquisition activities. The decrease in amortization of acquired intangibles in the three and six months ended June 30, 2025 primarily reflects the effect of the AdvancedMD business disposed of in December 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from our Merchant Solutions segment for the three and six months ended June 30, 2025 decreased by $53.0 million and $101.9 million, or 6.7% and 6.6%.

Selling, general and administrative expenses as a percentage of segment revenues was 37.9% and 38.4%, respectively, for the three and six months ended June 30, 2025, compared to 40.3% and 40.7% in the prior year. The primary driver of the reduction in selling, general and administrative expenses for the three and six months ended June 30, 2025 was lower compensation and benefits expenses as a result of certain actions taken in 2024 to align our workforce to our new operating model.

Corporate expenses for the three and six months ended June 30, 2025 increased by $92.9 million and $110.0 million, respectively, or 47.1% and 26.3%. The higher amount of corporate expenses was primarily driven by an increase in acquisition and transformation costs of $80.1 million and $96.9 million incurred in the three and six months ended June 30, 2025.

Operating Income and Operating Margin

Consolidated operating income for the three and six months ended June 30, 2025 was $427.2 million and $807.3 million, respectively, compared to $475.4 million and $835.0 million in the prior year. Consolidated operating margin for the three and six months ended June 30, 2025 was 21.8% and 21.4%, respectively, compared to 24.1% and 21.9% in the prior year.

•Consolidated operating income reflected higher corporate costs, as described above, which had an unfavorable effect on operating margin of approximately 4.8% and 2.9% for the three and six months ended June 30, 2025;

•Merchant Solutions segment operating income increased $44.4 million and $78.1 million, respectively, for the three and six months ended June 30, 2025 and operating margin increased 2.5% and 2.4%, primarily due to the favorable effect of cost reduction initiatives as a result of certain actions taken in 2024 to align our workforce to our new operating model. In addition, the three and six months ended June 30, 2024 included operating income of $12.4 million and $22.9 million, respectively, related to the disposed AdvancedMD business. The disposition had the effect of increasing operating margin by 0.4% for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024.

Income Tax Expense

Our effective income tax rates for the three months ended June 30, 2025 and 2024 were 38.1% and 17.9%, respectively. Our effective income tax rates for the six months ended June 30, 2025 and 2024 were 28.1% and 11.9%, respectively. The changes in our effective tax rates for the three and six months ended June 30, 2025 from the prior year reflects the effect of deferred tax expense recognized during the three months ended June 30, 2025 associated with legal entity restructuring in connection with the sale of our Issuer Solutions business. In addition, the effective income tax rate for the six months ended June 30, 2024 included the favorable effect of a change in the assessment of the need for a valuation allowance related to certain foreign tax credit carryforwards.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates beginning in 2025. We are currently assessing its effect on our consolidated financial statements.

Various foreign taxing jurisdictions enacted local legislation formally adopting the Global Anti-Base Erosion Model Rules ("Pillar Two"), which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework. The effective dates were generally January 1, 2024, and January 1, 2025, for different aspects of the rules and vary by jurisdiction. More jurisdictions are expected to implement the model rules under local law in the future, with varying effective dates. Additionally, the OBBBA includes modifications to the international tax framework. While we continue to evaluate the effect of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions.

The Pillar Two directive did not have a material effect on our financial statements for the three and six months ended June 30, 2025, and we are continuing to evaluate the potential effect on future periods, pending legislative adoption by additional individual countries and the ongoing issuance of additional administrative guidance by the OECD.

Net Income Attributable to Global Payments

Income from continuing operations was $212.1 million and $455.4 million, respectively, for the three and six months ended June 30, 2025, compared to $315.0 million and $564.9 million for the prior year, reflecting the changes noted above.

Diluted Earnings per Share - Continuing Operations

Diluted earnings per share was $0.86 and $1.82, respectively, for the three and six months ended June 30, 2025, compared to $1.18 and $2.11 for the prior year. Diluted earnings per share for the three and six months ended June 30, 2025 reflects the changes in net income noted above as well as a decrease of 11.6 million and 11.0 million, respectively, in diluted weighted-average number of shares outstanding to 243.6 million and 245.4 million shares, respectively, for the three and six months ended June 30, 2025, compared to 255.2 million and 256.4 million shares for the prior year.

Discontinued Operations

The following tables set forth key selected financial data for discontinued operations for the three and six months ended June 30, 2025 and 2024, certain data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior-period amount. The data for the three and six months ended June 30, 2025 and 2024 is derived from the accompanying unaudited consolidated financial statements.

	Three Months Ended June 30, 2025	% of Revenue(1)	Three Months Ended June 30, 2024	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues	$639,885		$613,508		$26,377	4.3%

Operating income (loss)	$219,912	34.4%	$97,235	15.8%	$122,677	126.2%

Operating margin	34.4%		15.8%		18.6%

(1) Percentage amounts may not sum to the total due to rounding.

	Six Months Ended June 30, 2025	% of Revenue(1)	Six Months Ended June 30, 2024	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues	$1,260,614		$1,216,243		$44,371	3.6%

Operating income (loss)	$310,700	24.6%	$189,896	15.6%	$120,804	63.6%

Operating margin	24.6%		15.6%		9.0%

(1) Percentage amounts may not sum to the total due to rounding.

Revenues

Revenues for the three and six months ended June 30, 2025 increased primarily due to a $22.4 million and $46.2 million effect of higher transaction volume driven by cardholder activity for the three and six months ended June, 30, 2025, respectively.

Operating Income and Operating Margin

Operating income and operating margin were higher for the three and six months ended June 30, 2025 primarily due to the cessation of depreciation and amortization associated with classification of the assets as held for sale as well as higher labor and technology related costs.

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

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while optimizing our cost of capital and financial position. To supplement cash from operating activities, we use a combination of bank financing, such as borrowings under our credit facilities, commercial paper program and senior note issuances, for general corporate purposes and to fund acquisitions. Our commercial paper program provides a cost effective means of addressing our short-term liquidity needs and is backstopped by our revolving credit facility, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. Finally, specialized lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card networks.

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

Our consolidated statements of cash flows includes cash flows from discontinued operations for all periods presented, and therefore the following liquidity discussion includes both continuing and discontinued operations.

At June 30, 2025, we had cash and cash equivalents totaling $2,793.9 million. Of this amount, we considered $809.9 million to be available for general purposes, of which $66.8 million is undistributed foreign earnings considered to be indefinitely reinvested outside the U.S. The available cash of $809.9 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) certain funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $290.7 million as of June 30, 2025, representing amounts under legal restriction, amounts deposited by customers for prepaid card transactions and funds held as a liquidity reserve. These balances are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $1,372.6 million and $1,338.4 million for the six months ended June 30, 2025 and 2024, respectively, which reflect net income adjusted for noncash items, including depreciation, amortization and the provision for credit losses, and changes in operating assets and liabilities. Cash flows from operating activities increased 2.6% from the prior year primarily due to positive changes in working capital.

We used net cash in investing activities of $476.8 million and $697.3 million during the six months ended June 30, 2025 and 2024, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions and capital expenditures. During the six months ended June 30, 2025 and 2024, we used cash of $205.8 million and $372.7 million, respectively, for acquisitions. We made capital expenditures of $279.7 million and $324.7 million during the six months ended June 30, 2025 and 2024, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make capital investments in the business, and we anticipate capital expenditures to be approximately $750 million during the year ending December 31, 2025.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 5—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with changes in funds held from customers, changes in settlement processing assets and liabilities, common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. Net cash used in financing activities was $522.3 million and $557.2 million for the six months ended June 30, 2025 and 2024, respectively.

Proceeds from long-term debt were $2,755.1 million and $6,289.0 million for the six months ended June 30, 2025 and 2024, respectively. Repayments of long-term debt were $3,769.6 million and $4,430.1 million for the six months ended June 30, 2025 and 2024, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time to time, under our revolving credit facility, as well as scheduled principal repayments we make on our senior notes, finance leases and other vendor financing arrangements. Changes in settlement processing assets and obligations, net were a source of cash of $630.2 million and a use of cash of $57.7 million for the six months ended June 30, 2025 and 2024, respectively. The change in cash from settlement processing assets and liabilities was due primarily to transaction volume and the timing of month-end. During the six months ended June 30, 2025 and 2024, we had net borrowings of $797.7 million and net repayments of $936.5 million, respectively, under our commercial paper program. Furthermore, in connection with the issuance of convertible notes in February 2024, we paid $256.3 million to purchase privately negotiated capped call transactions to hedge the potential dilutive effect upon conversion of the notes, or offset our cash obligation if the cash settlement option were to be elected. See section "Long-Term Debt and Lines of Credit" below for further discussion of our recent debt transactions.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the six months ended June 30, 2025 and 2024, we had net borrowings of $87.6 million and $55.4 million, respectively, under our settlement lines of credit.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the six months ended June 30, 2025 and 2024, we used $691.1 million and $900.0 million, respectively, to repurchase and retire 7,261,834 and 6,972,979 shares of our common stock, respectively. The share repurchase activity for the six months ended June 30, 2025 included the repurchase of 2,449,366 shares at an average price of $102.07 per share under an ASR agreement we entered into on February 13, 2025 with a financial institution to repurchase an aggregate of $250.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 11, 2025. The share repurchase activity for the six months ended June 30, 2024 included the repurchase of 1,414,759 shares using a portion of the net proceeds from our offering of 1.500% convertible unsecured senior notes due March 2031 through privately negotiated transactions with purchasers of notes in the offering, or one of their respective affiliates. The purchase price per share of the common stock repurchased in such transactions equaled the closing price of the common stock on February 20, 2024, which was $130.80 per share. As of June 30, 2025, the remaining amount available under our share repurchase program was $1,176.5 million.

We paid dividends to our common shareholders of $121.5 million and $127.0 million during the six months ended June 30, 2025 and 2024, respectively. We also made distributions to noncontrolling interests of $30.1 million and $10.9 million during the six months ended June 30, 2025 and 2024, respectively. On July 30, 2025, our board of directors declared a dividend of $0.25 per share payable on September 26, 2025 to common shareholders of record as of September 12, 2025.

Long-Term Debt and Lines of Credit

Senior Notes

We have $10.2 billion in aggregate principal amount of senior unsecured notes outstanding as of June 30, 2025, which mature at various dates ranging from March 2026 to August 2052. Interest on the senior notes is payable annually or semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time to time at the redemption prices set forth in the related indenture.

Convertible Notes

1.500% Convertible Notes due March 1, 2031

We have $2.0 billion in aggregate principal amount of 1.500% convertible unsecured senior notes due March 2031 that were issued in 2024 through a private placement. The net proceeds from this offering were approximately $1.97 billion reflecting debt issuance costs of $33.5 million, which were capitalized and reflected as a reduction of the related carrying amount of the convertible notes in our consolidated balance sheets. Interest on the convertible notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024, to the holders of record on the preceding February 15 and August 15, respectively.

In connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes and other financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon the conversion of the notes, or offset our cash obligation if the cash settlement option is elected, for amounts in excess of the principal amount of converted notes subject to a cap. The price of the capped call transactions was $228.90 per share. The capped call transactions met the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $256.3 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated statement of changes in equity for the six months ended June 30, 2024, net of applicable income taxes.

1.000% Convertible Notes due August 15, 2029

We also have $1.5 billion in aggregate principal amount of 1.000% convertible notes due August 2029 that were issued during 2022 in a private placement pursuant to an investment agreement with Silver Lake Partners. Interest on the convertible notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023, to the holders of record on the preceding February 1 and August 1, respectively. The convertible notes mature on August 15, 2029, subject to earlier conversion or repurchase. The notes, which are currently convertible, are presented within long-term debt in our consolidated balance sheets based on our intent and ability to refinance on a long-term basis should a conversion event occur.

Revolving Credit Facility

On May 15, 2025, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The credit agreement provides for an unsubordinated unsecured $7.25 billion revolving credit facility (the "Revolving Credit Facility"), of which (a) $5.75 billion of commitments have been made available on May 15, 2025 and (b) an additional $1.5 billion of commitments will be made available upon the closing of the proposed acquisition of Worldpay described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies." Commitments under the Revolving Credit Facility may be increased to an aggregate amount not to exceed $7.5 billion. The Revolving Credit Facility matures in May 2030 and provides for up to two one-year maturity extensions. Borrowings under the Revolving Credit Facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of lenders and customary notice provisions.

The Revolving Credit Facility replaced our previous unsubordinated unsecured $5.75 billion revolving credit facility (the "Prior Credit Facility"), dated as of August 19, 2022, as amended, which was scheduled to mature in August 2027. In May 2025, all borrowings outstanding under the Prior Credit Facility were either repaid or continued under the Revolving Credit Facility pursuant to the terms of the new credit agreement. The Prior Credit Facility was terminated in connection with the execution of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility will be available to be made in US dollars, euros, sterling, Canadian dollars and, subject to certain conditions, certain other currencies at our option. Borrowings under the Revolving Credit Facility will bear interest, at our option, at a rate equal to (i) for secured overnight financing rate based currencies or certain alternative currencies, a secured overnight financing rate (subject to a 0.00% floor) or an alternative currency term rate (subject to a 0.00% floor), as applicable, (ii) for US dollar borrowings, a base rate, (iii) for US dollar borrowings, a daily floating secured overnight financing rate (subject to a 0.00% floor) or (iv) for certain alternative currencies, a daily alternative currency rate (subject to a 0.00% floor), in each case, plus an applicable margin. The applicable margin for borrowings other than base rate borrowings will range from 1.000% to 1.750% depending on our credit rating and is initially 1.375%.

We may issue standby letters of credit of up to $500 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. The amounts available to borrow under the Revolving Credit Facility are also determined by a financial leverage covenant. As of June 30, 2025, there were borrowings of $1.5 billion outstanding under the Revolving Credit Facility with an interest rate of 5.7%, and the total available commitments under the Revolving Credit Facility were $2.9 billion.

Commercial Paper

We have a $2.0 billion commercial paper program under which we may issue senior unsecured commercial paper notes with maturities of up to 397 days from the date of issue. The commercial paper program is backstopped by our Revolving Credit Facility, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of the Revolving Credit Facility. As such, we could draw on the Revolving Credit Facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

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

As of June 30, 2025, we had net borrowings under our commercial paper program of $798.1 million outstanding, presented within long-term debt in our consolidated balance sheet based on our intent and ability to continually refinance on a long-term basis, with a weighted average annual interest rate of 5.0%.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of June 30, 2025, the required leverage ratio was 3.75 to 1.00. We were in compliance with all applicable covenants as of June 30, 2025.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of June 30, 2025, a total of $49.2 million of cash on deposit was used to determine the available credit.

As of June 30, 2025, we had $627.9 million outstanding under these lines of credit with additional capacity to fund settlement of $2,226.8 million. During the three months ended June 30, 2025, the maximum and average outstanding balances under these lines of credit were $1,311.3 million and $440.6 million, respectively. The weighted-average interest rate on these borrowings was 4.87% at June 30, 2025.

Committed Bridge Financing

On April 17, 2025, in connection with our entry into the definitive agreement to acquire Worldpay, we obtained $7.7 billion in committed bridge financing, which was subsequently reduced to $6.2 billion on May 15, 2025 in connection with the entry into the Revolving Credit Facility on May 15, 2025.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If the Transactions are not completed for any reason, or on the expected timeline, our business and financial results may be adversely affected. We may be unable to complete the Transactions for a number of reasons, including the failure to receive required regulatory clearances and approvals in the United States and other jurisdictions and the failure to satisfy other closing conditions. The waiting periods applicable to the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on July 18, 2025, but the Transactions remain subject to other regulatory clearances and approvals. Satisfying the conditions to the closing of the Transactions may take longer than we expect, which could cause us to incur extra transaction expenses or to delay or fail to realize fully the benefits that we currently expect to receive if the Transactions are successfully completed within the expected timeframe. If the Transactions are not completed at all, we may experience negative reactions from the financial markets, including negative effects on the market price of our common stock. In addition, we will have expended significant time and resources that could have otherwise been spent on our existing business.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended June 30, 2025 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share, Excluding Commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
April 1-30, 2025	1,911,144	$73.32	1,909,320
May 1-31, 2025	1,136,952	78.59	1,134,164
June 1-30, 2025	2,476	78.05	—
Total	3,050,572	$76.01	3,043,484	$1,176.5

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended June 30, 2025, pursuant to our employee incentive plans, we withheld 7,088 shares at an average price per share of $79.01 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of June 30, 2025, the remaining amount available under our share repurchase program was $1,176.5 million. The authorization by our board of directors does not expire but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

a. None

b. None

c. Insider Trading Plans and Arrangements

During the quarter ended June 30, 2025, none of our directors or officers notified us that they adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

ITEM 6—EXHIBITS

List of Exhibits

2.1†
Transaction Agreement, dated as of April 17, 2025, by and among Global Payments Inc., Total System Services LLC, Fidelity National Information Services, Inc. and Worldpay Holdco, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 21, 2025.

2.2†
Transaction Agreement, dated as of April 17, 2025, by and among Global Payments Inc., Genesis Merger Sub I, Inc., Genesis Merger Sub II, Inc., Genesis Merger Sub III, Inc., Genesis Merger Sub IV LLC, Genesis Washington Merger Sub LLC, GTCR W Aggregator LP, Worldpay Holdco, LLC, GTCR W Management Blocker Inc., GTCR W Management Blocker II Inc., GTCR W Blocker Corp. and the other parties thereto, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 21, 2025.

10.1+	Global Payments Inc. 2025 Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 13, 2025.
10.2+	Global Payments Inc. Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 13, 2025.
10.3
Credit Agreement, dated as of May 15, 2025, among Global Payments Inc., the other Borrowers party thereto, Bank of America, N.A., as Administrative Agent and an L/C Issuer and the other Lenders and L/C Issuers party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2025.

10.4*	Form of Stock Option Award pursuant to the 2025 Incentive Plan for the Executive Officers (calendar 2025).
10.5*	Form of Performance Stock Unit Award Certificate pursuant to the 2025 Incentive Plan for Executive Officers (calendar 2025).
10.6*	Form of Restricted Stock Award Certificate pursuant to the 2025 Incentive Plan for Executive Officers (calendar 2025).
10.7*+	Non-Employee Director Compensation Policy dated April 24, 2025.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; (vi) the Notes to Unaudited Consolidated Financial Statements; and (vii) the information included in Part II, Item 5(c). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

*	Filed herewith.
†	Schedules and similar attachments have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or similar attachment will be furnished to the Securities and Exchange Commission upon request.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: August 6, 2025	/s/ Joshua J. Whipple
Joshua J. Whipple
Chief Financial Officer
(Principal Financial Officer)