Form 10-Q
period 2025-09-30
GLOBAL PAYMENTS INC
filed 2025-11-04
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
The number of shares of the issuer’s common stock, no par value, outstanding as of October 30, 2025 was 236,743,716.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended September 30, 2025

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	September 30, 2025	September 30, 2024

Revenues	$2,007,637	$1,997,660
Operating expenses:
Cost of service	556,682	504,563
Selling, general and administrative	1,016,832	1,050,351
Gain on business disposition	(343,891)	—
	1,229,623	1,554,914
Operating income	778,014	442,746

Interest and other income	21,469	54,087
Interest and other expense	(143,773)	(148,865)
	(122,304)	(94,778)
Income from continuing operations before income taxes and equity in income of equity method investments	655,710	347,968
Income tax expense	199,309	59,873
Income from continuing operations before equity in income of equity method investments	456,401	288,095
Equity in income of equity method investments, net of tax	16,874	15,783
Income from continuing operations	473,275	303,878
Income from discontinued operations, net of tax	187,320	29,655
Net income	660,595	333,533
Net income attributable to noncontrolling interests	(25,386)	(18,408)
Net income attributable to Global Payments	$635,209	$315,125

Basic earnings per share attributable to Global Payments:
Continuing operations	$1.87	$1.13
Discontinued operations	0.78	0.11
Total basic earnings per share attributable to Global Payments	$2.65	$1.24

Diluted earnings per share attributable to Global Payments:
Continuing operations	$1.86	$1.13
Discontinued operations	0.78	0.11
Total diluted earnings per share attributable to Global Payments	$2.64	$1.24

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Nine Months Ended
	September 30, 2025	September 30, 2024

Revenues	$5,773,071	$5,802,780
Operating expenses:
Cost of service	1,544,335	1,508,079
Selling, general and administrative	2,991,571	3,016,975
Gains on business dispositions	(348,151)	—
	4,187,755	4,525,054
Operating income	1,585,316	1,277,726

Interest and other income	95,026	123,295
Interest and other expense	(444,173)	(451,430)
	(349,147)	(328,135)
Income from continuing operations before income taxes and equity in income of equity method investments	1,236,169	949,591
Income tax expense	362,572	131,254
Income from continuing operations before equity in income of equity method investments	873,597	818,337
Equity in income of equity method investments, net of tax	55,084	50,439
Income from continuing operations	928,681	868,776
Income from discontinued operations, net of tax	290,784	177,094
Net income	1,219,465	1,045,870
Net income attributable to noncontrolling interests	(36,882)	(42,678)
Net income attributable to Global Payments	$1,182,583	$1,003,192

Basic earnings per share attributable to Global Payments:
Continuing operations	$3.68	$3.25
Discontinued operations	1.18	0.68
Total basic earnings per share attributable to Global Payments	$4.86	$3.93

Diluted earnings per share attributable to Global Payments:
Continuing operations	$3.67	$3.24
Discontinued operations	1.18	0.68
Total diluted earnings per share attributable to Global Payments	$4.85	$3.92

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	September 30, 2025	September 30, 2024

Net income	$660,595	$333,533
Other comprehensive income (loss):
Foreign currency translation adjustments	(42,845)	188,375
Income tax benefit (expense) related to foreign currency translation adjustments	1,184	(4,572)
Net unrealized losses on hedging activities	(5,220)	(31,811)
Reclassification of net unrealized losses (gains) on hedging activities to interest expense	880	(2,786)
Income tax benefit related to hedging activities	1,048	8,388
Other comprehensive income (loss)	(44,953)	157,594

Comprehensive income	615,642	491,127
Comprehensive income attributable to noncontrolling interests	(19,174)	(53,053)
Comprehensive income attributable to Global Payments	$596,468	$438,074

	Nine Months Ended
	September 30, 2025	September 30, 2024

Net income	$1,219,465	$1,045,870
Other comprehensive income (loss):
Foreign currency translation adjustments	617,625	(3,590)
Income tax expense related to foreign currency translation adjustments	(4,682)	(985)
Net unrealized gains (losses) on hedging activities	(52,139)	6,234
Reclassification of net unrealized losses (gains) on hedging activities to interest expense	2,573	(8,067)
Income tax benefit related to hedging activities	12,009	468
Other, net of tax	(87)	—
Other comprehensive income (loss)	575,299	(5,940)

Comprehensive income	1,794,764	1,039,930
Comprehensive income attributable to noncontrolling interests	(141,902)	(47,151)
Comprehensive income attributable to Global Payments	$1,652,862	$992,779

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$2,603,047	$2,356,434
Accounts receivable, net	878,198	782,306
Settlement processing assets	2,128,927	1,599,390
Prepaid expenses and other current assets	411,895	350,274
Current assets of discontinued operations	1,184,860	942,828
Total current assets	7,206,927	6,031,232
Goodwill	16,725,085	16,777,532
Other intangible assets, net	4,286,117	4,527,382
Property and equipment, net	1,440,437	1,400,247
Deferred income taxes	96,046	98,386
Notes receivable	804,351	772,297
Other noncurrent assets	1,894,772	1,845,053
Noncurrent assets of discontinued operations	15,508,684	15,438,126
Total assets	$47,962,419	$46,890,255
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Settlement lines of credit	$973,247	$503,407
Current portion of long-term debt	1,903,388	1,008,750
Accounts payable and accrued liabilities	2,452,553	2,626,159
Settlement processing obligations	2,266,673	1,518,541
Current liabilities of discontinued operations	837,144	595,857
Total current liabilities	8,433,005	6,252,714
Long-term debt	13,322,847	15,058,675
Deferred income taxes	1,690,428	1,574,232
Other noncurrent liabilities	555,865	543,603
Noncurrent liabilities of discontinued operations	462,437	444,464
Total liabilities	24,464,582	23,873,688
Commitments and contingencies
Redeemable noncontrolling interests	181,240	160,623
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at September 30, 2025 and December 31, 2024; 236,613,976 shares issued and outstanding at September 30, 2025 and 248,708,899 shares issued and outstanding at December 31, 2024	—	—
Paid-in capital	17,032,946	18,118,942
Retained earnings	5,777,855	4,774,736
Accumulated other comprehensive loss	(142,713)	(612,992)
Total Global Payments shareholders’ equity	22,668,088	22,280,686
Nonredeemable noncontrolling interests	648,509	575,258
Total equity	23,316,597	22,855,944
Total liabilities, redeemable noncontrolling interests and equity	$47,962,419	$46,890,255

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income	$1,219,465	$1,045,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	319,726	368,905
Amortization of acquired intangibles	759,634	1,036,768
Amortization of capitalized contract costs	100,005	102,926
Share-based compensation expense	114,821	134,361
Provision for operating losses and credit losses	60,340	60,677
Noncash lease expense	35,575	44,205
Deferred income taxes	83,738	(251,652)
Paid-in-kind interest capitalized to principal of notes receivable	(43,192)	(54,743)
Equity in income of equity method investments, net of tax	(55,055)	(50,644)
Technology asset charge	—	55,808
Distributions received on investments	7,512	—
Impairment of goodwill	33,225	—
Gains on business dispositions	(348,151)	—
Other, net	25,357	22,869
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(125,307)	(39,204)
Prepaid expenses and other assets	(158,424)	(167,511)
Accounts payable and other liabilities	112,111	(134,489)
Net cash provided by operating activities	2,141,380	2,174,146
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash and restricted cash acquired	(201,853)	(373,790)
Capital expenditures	(449,556)	(490,913)
Principal payment received on notes receivable	13,125	—
Proceeds from business disposition, net of funds held for customers	709,653	—
Proceeds from sales of investments	8,258	18,076
Other, net	—	6
Net cash provided by (used in) investing activities	79,627	(846,621)
Cash flows from financing activities:
Changes in funds held for customers	(156,589)	(84,592)
Changes in settlement processing assets and obligations, net	139,819	789,702
Net borrowings from (repayments of) settlement lines of credit	439,363	(184,454)
Net repayments of commercial paper notes	—	(1,367,859)
Proceeds from long-term debt	4,899,113	7,637,904
Repayments of long-term debt	(5,972,773)	(5,802,954)
Payments of debt issuance costs	(41,414)	(33,056)
Repurchases of common stock	(1,191,089)	(900,047)
Proceeds from stock issued under share-based compensation plans	23,723	33,531
Common stock repurchased - share-based compensation plans	(38,663)	(53,780)
Distributions to noncontrolling interests	(49,179)	(29,356)
Contributions from noncontrolling interests	1,145	2,116
Payment of deferred and contingent consideration in business combination	—	(6,390)
Purchase of capped calls related to issuance of convertible notes	—	(256,250)
Dividends paid	(179,464)	(190,478)
Net cash used in financing activities	(2,126,008)	(445,963)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	205,657	1,078
Increase in cash, cash equivalents and restricted cash	300,656	882,640
Cash, cash equivalents and restricted cash, beginning of the period	2,735,975	2,256,875
Cash, cash equivalents and restricted cash, end of the period	$3,036,631	$3,139,515
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2025	242,476	$17,496,438	$5,200,609	$(103,972)	$22,593,075	$656,683	$23,249,758	$171,831
Net income			635,209		635,209	15,903	651,112	9,483
Other comprehensive loss				(38,741)	(38,741)	(4,993)	(43,734)	(1,219)
Stock issued under share-based compensation plans	64	7,478			7,478		7,478
Common stock repurchased - share-based compensation plans	(16)	(1,303)			(1,303)		(1,303)
Share-based compensation expense		35,271			35,271		35,271
Repurchases of common stock	(5,910)	(504,938)	—		(504,938)		(504,938)
Distributions to noncontrolling interests		—	—		—	(19,084)	(19,084)
Contributions from noncontrolling interests								1,145
Cash dividends declared ($0.25 per common share)			(57,963)		(57,963)		(57,963)
Balance at September 30, 2025	236,614	$17,032,946	$5,777,855	$(142,713)	$22,668,088	$648,509	$23,316,597	$181,240

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2024	254,353	$18,761,494	$4,018,207	$(392,287)	$22,387,414	$626,238	$23,013,652	$147,400
Net income			315,125		315,125	14,753	329,878	3,655
Other comprehensive income				122,949	122,949	29,070	152,019	5,575
Stock issued under share-based compensation plans	141	8,394			8,394		8,394
Common stock repurchased - share-based compensation plans	(92)	(10,036)			(10,036)		(10,036)
Share-based compensation expense		50,999			50,999		50,999
Excise tax on net share repurchases		(16)			(16)		(16)
Distributions to noncontrolling interests					—	(18,475)	(18,475)
Cash dividends declared ($0.25 per common share)			(63,436)		(63,436)		(63,436)
Balance at September 30, 2024	254,402	$18,810,835	$4,269,896	$(269,338)	$22,811,393	$651,586	$23,462,979	$156,630

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2024	248,709	$18,118,942	$4,774,736	$(612,992)	$22,280,686	$575,258	$22,855,944	$160,623
Net income (loss)			1,182,583		1,182,583	37,991	1,220,574	(1,109)
Other comprehensive income				470,279	470,279	84,439	554,718	20,581
Stock issued under share-based compensation plans	1,458	23,723			23,723		23,723
Common stock repurchased - share-based compensation plans	(382)	(39,205)			(39,205)		(39,205)
Share-based compensation expense		114,821			114,821		114,821
Repurchases of common stock	(13,171)	(1,185,335)			(1,185,335)		(1,185,335)
Distributions to noncontrolling interests					—	(49,179)	(49,179)
Contributions from noncontrolling interests					—	—	—	1,145
Cash dividends declared ($0.75 per common share)			(179,464)		(179,464)		(179,464)
Balance at September 30, 2025	236,614	$17,032,946	$5,777,855	$(142,713)	$22,668,088	$648,509	$23,316,597	$181,240

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2023	260,383	$19,800,953	$3,457,182	$(258,925)	$22,999,210	$280,340	$23,279,550	$507,965
Net income			1,003,192		1,003,192	35,189	1,038,381	7,489
Other comprehensive income (loss)				(10,413)	(10,413)	6,452	(3,961)	(1,979)
Stock issued under share-based compensation plans	1,418	33,531			33,531		33,531
Common stock repurchased - share-based compensation plans	(426)	(54,080)			(54,080)		(54,080)
Share-based compensation expense		134,361			134,361		134,361
Repurchases of common stock	(6,973)	(909,253)			(909,253)		(909,253)
Distributions to noncontrolling interests					—	(29,356)	(29,356)
Contributions from noncontrolling interests					—	89	89	2,027
Reclassification of redeemable noncontrolling interest to nonredeemable noncontrolling interest					—	358,872	358,872	(358,872)
Purchase of capped calls related to issuance of convertible notes, net of taxes of $61,573		(194,677)			(194,677)		(194,677)
Cash dividends declared ($0.75 per common share)			(190,478)		(190,478)		(190,478)
Balance at September 30, 2024	254,402	$18,810,835	$4,269,896	$(269,338)	$22,811,393	$651,586	$23,462,979	$156,630

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

On April 17, 2025, we entered into definitive agreements to acquire 100% of Worldpay Holdco, LLC (“Worldpay”) from Fidelity National Information Services, Inc. (“FIS”) and affiliates of GTCR LLC (“GTCR”) and divest our Issuer Solutions business to FIS. Worldpay is an industry leading payments technology and solutions company. Consideration expected to be paid to GTCR for its ownership interest in Worldpay consists of (1) approximately $6.1 billion in cash and (2) 43.3 million shares of Global Payments common stock. Consideration expected to be received for the divestiture of our Issuer Solutions business consists of (1) approximately $7.5 billion in cash and (2) FIS’ ownership interest in Worldpay. The proposed acquisition of Worldpay and divestiture of our Issuer Solutions business will occur simultaneously and the transactions are expected to close in the first quarter of 2026, subject to regulatory approvals and other customary closing conditions. Both transactions are subject to customary working capital and other adjustments. We will provide certain transition services to FIS to support the Issuer Solutions business and receive certain transition services from FIS to support Worldpay upon consummation of the transactions.

The Company analyzed quantitative and qualitative factors relevant to the Issuer Solutions disposal group and determined that the accounting criteria to be classified as held for sale and a discontinued operation were met during the second quarter of 2025. Accordingly, the operating results of the Issuer Solutions business have been reflected as discontinued operations for all periods presented. The assets and liabilities of the disposal group are presented separately on the consolidated balance sheets for all periods presented. Our consolidated statements of cash flows includes cash flows from discontinued operations for all periods presented. Unless otherwise indicated, disclosures in the notes to the consolidated financial statements reflect only our continuing operations. Prior period information has been conformed to the current period presentation. Our Issuer Solutions business was historically presented as a reportable segment. For additional information related to the divestiture of Issuer Solutions, see "Note 2—Business Dispositions and Discontinued Operations."

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

The change in presentation resulted in a decrease in net cash provided by operating activities and a decrease in net cash used in financing activities of $705.1 million for the nine months ended September 30, 2024.

Recently issued accounting pronouncements not yet adopted

Accounting Standards Update ("ASU") 2025-06 - In September 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software," which simplifies the capitalization guidance by removing all references to software development project stages, so that the guidance is neutral to different software development methods. The amendments in this update are effective for annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either retrospectively, prospectively to software costs incurred after the adoption date or on a modified prospective basis. We are evaluating the potential effects of ASU 2025-06 on our consolidated financial statements and related disclosures.

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

ASU 2023-09 - In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvement to Income Tax Disclosures," which is intended to enhance the transparency and decision usefulness of income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and information regarding income taxes paid. The amendments in this update are effective for annual periods beginning with our fiscal year ending December 31, 2025. We expect to apply this amendment on a retrospective basis in our Annual Report on Form 10-K for the year ended December 31, 2025. The adoption will result in expanded disclosures of the components of the reconciliation between income tax expense and statutory expectations as well as expanded disclosures of income taxes paid.

There were no accounting pronouncements adopted by the Company during the three and nine months ended September 30, 2025.

NOTE 2—BUSINESS DISPOSITIONS AND DISCONTINUED OPERATIONS

Discontinued Operations

As described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies," our Issuer Solutions business met the criteria to be classified as a held for sale disposal group and a discontinued operation in the second quarter of 2025.

The following table presents the major classes of line items constituting income from discontinued operations, net of tax, in our consolidated statements of income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(in thousands)

Revenues	$659,828	$621,130	$1,920,442	$1,837,373
Operating expenses:
Cost of service	291,438	453,173	1,037,437	1,331,295
Selling, general and administrative	117,398	135,122	288,088	283,347
Impairment of goodwill	—	—	33,225	—
	408,836	588,295	1,358,750	1,614,642
Operating income	250,992	32,835	561,692	222,731
Interest and other expense, net	(4,850)	(5,789)	(17,846)	(22,503)
Income from discontinued operations before income taxes and equity in income of equity method investments	246,142	27,046	543,846	200,228
Income tax expense (benefit)	58,704	(2,495)	253,033	23,339
Income from discontinued operations before equity in income of equity method investments	187,438	29,541	290,813	176,889
Equity in income (loss) of equity method investments	(118)	114	(29)	205
Income from discontinued operations, net of tax	187,320	29,655	290,784	177,094
Income from discontinued operations attributable to noncontrolling interests	(1,015)	(884)	(2,971)	(2,403)
Income from discontinued operations attributable to Global Payments	$186,305	$28,771	$287,813	$174,691

In connection with the classification of our Issuer Solutions business as assets held for sale, we recognized a goodwill impairment charge of $33.2 million on the basis of a quantitative assessment and comparison of the fair value of the disposal group to its carrying amount. The estimated fair value used in the goodwill impairment assessment was considered a nonrecurring Level 3 measurement of the valuation hierarchy. The goodwill impairment charge is presented within income from discontinued operations, net of tax in our consolidated statements of income for the nine months ended September 30, 2025.

The following table presents the carrying amounts of the major classes of assets and liabilities of discontinued operations as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	(in thousands)

Cash and cash equivalents	$182,228	$181,982
Accounts receivable, net	340,537	299,434
Prepaid expenses and other current assets	662,095	461,412
Current assets of discontinued operations	1,184,860	942,828

Goodwill	9,500,515	9,508,786
Other intangible assets, net	4,257,056	4,404,561
Property and equipment, net	1,098,985	882,784
Other noncurrent assets	652,128	641,995
Noncurrent assets of discontinued operations	15,508,684	15,438,126

Accounts payable and accrued liabilities	837,144	595,857
Current liabilities of discontinued operations	837,144	595,857

Deferred income taxes	241,771	258,764
Other noncurrent liabilities	220,666	185,700
Noncurrent liabilities of discontinued operations	462,437	444,464

Cash flows related to discontinued operations are included in our consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024. The following table presents selected items affecting the statements of cash flows:

	Nine Months Ended
	September 30, 2025	September 30, 2024

	(in thousands)

Depreciation and amortization of property and equipment	$34,448	$92,039
Amortization of acquired intangibles	156,824	401,254
Goodwill impairment	33,225	—
Capital expenditures	189,338	126,510

During the nine months ended September 30, 2025, Issuer Solutions entered into agreements to acquire hardware, software and related services, of which $84.7 million was financed utilizing a two-year vendor financing arrangement. In addition, during the nine months ended September 30, 2025, Issuer Solutions recognized approximately $121.8 million of deferred income tax expense associated with our investment in subsidiaries of the disposal group expected to be divested in the transaction.

During the three and nine months ended September 30, 2024, Issuer Solutions entered into agreements to acquire hardware, of which $10.1 million was financed under a four-year vendor financing arrangement.

As a result of decisions made in the third quarter of 2024 regarding the future state of our technology architecture model, we wrote off capitalized software assets of $27.3 million and capitalized cloud implementation cost assets of $28.5 million that will no longer be utilized under a revised development strategy. These charges for the three and nine months ended September 30, 2024 are presented within selling, general and administrative expenses in the table above.

Heartland Payroll Solutions, Inc.

In September 2025, we completed the sale of Heartland Payroll Solutions, Inc. ("Payroll Solutions"), our payroll business included in our Merchant Solutions segment prior to disposition, to Acrisure, LLC ("Acrisure") for approximately $1.1 billion, subject to certain closing adjustments, including up to $75 million of contingent consideration upon the buyer's achieving a specified revenue target. In connection with the transaction, we entered into a mutual referral agreement and long-term commercial partnership with Acrisure. We recognized a gain on the sale of $343.9 million during the three and nine months ended September 30, 2025.

AdvancedMD, Inc.

In December 2024, we completed the sale of AdvancedMD, Inc. ("AdvancedMD") for approximately $1.1 billion, subject to certain closing adjustments, including up to $125 million of contingent consideration upon the purchaser achieving certain specified returns. AdvancedMD is a provider of software-as-a-service solutions to small-to-medium sized ambulatory physician practices in the United States ("U.S."), and was included in our Merchant Solutions segment prior to disposition. We recognized a gain on the sale of $273.1 million during the year ended December 31, 2024 and an additional gain on sale of $4.3 million during the nine months ended September 30, 2025.

NOTE 3—REVENUES

The following table presents a disaggregation of our Merchant Solutions revenues from contracts with customers by geography for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(in thousands)

Americas	$1,583,629	$1,610,070	$4,640,004	$4,744,077
Europe	351,147	320,911	929,167	869,908
Asia Pacific	72,861	66,679	203,900	188,795
	$2,007,637	$1,997,660	$5,773,071	$5,802,780

We actively market and provide our payment services, software and other commerce enablement solutions directly to our customers and through a variety of distribution channels across three service lines: Point-of-Sale and Software Solutions, Integrated and Embedded Solutions and Core Payments Solutions. Our Point-of-Sale and Software Solutions business provides advanced payments technology that is integrated into point-of-sale systems and business management software solutions that we own. Our Integrated and Embedded Solutions business provides e-commerce solutions, advanced payments technology and commerce enablement solutions that are embedded into business management software solutions owned by our technology partners who operate in numerous vertical markets and countries. Our Core Payments Solutions business provides payments technology services and other commerce enablement solutions directly to customers across numerous verticals in the markets we serve through our direct sales force worldwide, as well as referral partnerships and other wholesale relationships.

The following table presents a disaggregation of our Merchant Solutions revenues by service line for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(in thousands)

Point-of-Sale and Software Solutions	$343,361	$380,603	$1,039,893	$1,150,372
Integrated and Embedded Solutions	879,783	823,466	2,538,284	2,379,691
Core Payments Solutions	784,493	793,591	2,194,894	2,272,717
	$2,007,637	$1,997,660	$5,773,071	$5,802,780

ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and nine months ended September 30, 2025 and 2024, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of September 30, 2025 and December 31, 2024 was as follows:

	Balance Sheet Location	September 30, 2025	December 31, 2024

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$267,104	$338,015
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	20,871	34,749

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	188,856	197,564
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	19,271	20,414

Net contract assets were not material at September 30, 2025 or December 31, 2024. Revenue recognized for the three months ended September 30, 2025 and 2024 from contract liability balances at the beginning of each period was $71.4 million and $67.8 million, respectively. Revenue recognized for the nine months ended September 30, 2025 and 2024 from contract liability balances at the beginning of each period was $175.8 million and $153.6 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at September 30, 2025. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

2025	$93,591
2026	253,893
2027	170,730
2028	97,024
2029	60,459
2030	23,447
2031 and thereafter	38,279
Total	$737,423

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2025 and December 31, 2024, goodwill and other intangible assets consisted of the following:

	September 30, 2025	December 31, 2024

	(in thousands)

Goodwill	$16,725,085	$16,777,532
Other intangible assets:
Customer-related intangible assets	$5,393,515	$5,115,719
Acquired technologies	1,934,374	1,935,461
Contract-based intangible assets	2,280,202	2,186,714
Trademarks and trade names	468,967	468,155
	10,077,058	9,706,049
Less accumulated amortization:
Customer-related intangible assets	3,230,014	2,885,615
Acquired technologies	1,587,251	1,472,833
Contract-based intangible assets	544,622	407,453
Trademarks and trade names	429,054	412,766
	5,790,941	5,178,667
	$4,286,117	$4,527,382

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2025:

Merchant Solutions

(in thousands)
Balance at December 31, 2024	$16,777,532
Goodwill acquired	80,729
Effect of foreign currency translation	342,931
Measurement period adjustments	3,470
Goodwill derecognized in connection with the sale of the Payroll Solutions business	(479,577)
Balance at September 30, 2025	$16,725,085

NOTE 5—LONG-TERM DEBT AND LINES OF CREDIT

As of September 30, 2025 and December 31, 2024, long-term debt consisted of the following:

	September 30, 2025	December 31, 2024

	(in thousands)

2.650% senior notes due February 15, 2025	$—	$999,791
1.200% senior notes due March 1, 2026	1,099,202	1,097,764
4.800% senior notes due April 1, 2026	755,650	764,125
2.150% senior notes due January 15, 2027	748,385	747,447
4.950% senior notes due August 15, 2027	498,161	497,425
4.450% senior notes due June 1, 2028	461,717	465,012
3.200% senior notes due August 15, 2029	1,243,897	1,242,715
5.300% senior notes due August 15, 2029	497,287	496,762
2.900% senior notes due May 15, 2030	994,586	993,708
2.900% senior notes due November 15, 2031	744,862	744,233
5.400% senior notes due August 15, 2032	744,347	743,730
4.150% senior notes due August 15, 2049	741,482	741,215
5.950% senior notes due August 15, 2052	739,274	738,975
4.875% senior notes due March 17, 2031	931,387	820,952
1.000% convertible notes due August 15, 2029	1,467,962	1,461,761
1.500% convertible notes due March 1, 2031	1,974,199	1,970,577
Revolving credit facility	1,500,000	1,500,000
Finance lease liabilities	19,569	10,921
Other borrowings	64,268	30,312
Total long-term debt	15,226,235	16,067,425
Less current portion	1,903,388	1,008,750
Long-term debt, excluding current portion	$13,322,847	$15,058,675

The carrying amounts of our senior notes and convertible notes in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At September 30, 2025, the unamortized discount on senior notes and convertible notes was $33.2 million, and unamortized debt issuance costs on senior notes and convertible notes were $80.5 million. At December 31, 2024, the unamortized discount on senior notes and convertible notes was $38.5 million, and unamortized debt issuance costs on senior notes and convertible notes were $92.8 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets in our consolidated balance sheets. At September 30, 2025 and December 31, 2024, unamortized debt issuance costs on the unsecured revolving credit facility were $21.9 million and $13.4 million, respectively.

At September 30, 2025, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year Ending December 31,

2025	$720
2026	1,890,031
2027	1,259,715
2028	463,142
2029	3,250,130
2030	2,500,671
2031 and thereafter	5,938,755
Total	$15,303,164

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

In connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes and other financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon the conversion of the notes, or offset our cash obligation if the cash settlement option is elected, for amounts in excess of the principal amount of converted notes subject to a cap. The price of the capped call transactions was $228.90 per share. The capped call transactions met the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $256.3 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated statement of changes in equity for the nine months ended September 30, 2024, net of applicable income taxes.

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

Revolving Credit Facility

On May 15, 2025, we entered into a credit agreement with a syndicate of financial institutions as lenders and agents. The credit agreement provides for an unsubordinated unsecured $7.25 billion revolving credit facility (the "Revolving Credit Facility"), of which (a) $5.75 billion of commitments were made available on May 15, 2025 and (b) an additional $1.5 billion of commitments will be made available upon the closing of the proposed acquisition of Worldpay described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies." Commitments under the Revolving Credit Facility may be increased to an aggregate amount not to exceed $7.5 billion. The Revolving Credit Facility matures in May 2030 and provides for up to two one-year maturity extensions. Borrowings under the Revolving Credit Facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of lenders and customary notice provisions. We capitalized debt issuance costs of $12.9 million during the nine months ended September 30, 2025 in connection with the issuances under the Revolving Credit Facility; the amount is presented in other noncurrent assets in our consolidated balance sheet.

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

We may issue standby letters of credit of up to $500 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. The amounts available to borrow under the Revolving Credit Facility are also determined by a financial leverage covenant. As of September 30, 2025, there were borrowings of $1.5 billion outstanding under the Revolving Credit Facility with an interest rate of 5.5%, and the total available commitments under the Revolving Credit Facility were $4.1 billion.

Committed Bridge Financing

On April 17, 2025, in connection with our entry into the definitive agreement to acquire Worldpay, we obtained $7.7 billion in committed bridge financing, which was subsequently reduced to $6.2 billion on May 15, 2025 in connection with the entry into the Revolving Credit Facility. We capitalized debt issuance costs of $28.5 million during the nine months ended September 30, 2025 in connection with the establishment of the committed bridge financing; the unamortized amount is presented in prepaid expenses and other current assets in our consolidated balance sheet.

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

As of September 30, 2025 and December 31, 2024, we had no borrowings under our commercial paper program. The commercial paper program is backstopped by our credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our Revolving Credit Facility. As such, we could draw on the Revolving Credit Facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

Fair Value of Long-Term Debt

As of September 30, 2025, our senior notes had an aggregate carrying amount of $10.2 billion and an estimated fair value of $9.9 billion. As of September 30, 2025, our 1.500% convertible notes due March 1, 2031 had a carrying amount of $2.0 billion and an estimated fair value of $1.8 billion. The estimated fair values of our senior notes and 1.500% convertible senior notes were based on quoted market prices in active markets and are considered to be Level 1 measurements of the fair value hierarchy.

As of September 30, 2025, our 1.000% convertible notes due August 15, 2029 had a carrying amount of $1.5 billion and an estimated fair value of $1.4 billion. The estimated fair value of our 1.000% convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the fair value hierarchy.

The fair value of other long-term debt approximated its carrying amount at September 30, 2025.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The Revolving Credit Facility agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of September 30, 2025, the required leverage ratio was 3.75 to 1.00. We were in compliance with all applicable covenants as of September 30, 2025.

Interest Expense

Interest expense was $141.7 million and $146.8 million for the three months ended September 30, 2025 and 2024, respectively, and $437.3 million and $455.5 million for the nine months ended September 30, 2025 and 2024, respectively.

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

We recognized a gain (loss) on the net investment hedge of $4.4 million and $(34.0) million within foreign currency translation adjustments in other comprehensive income (loss) in our consolidated statements of comprehensive income during the three months ended September 30, 2025 and 2024, respectively, and $(86.3) million and $(34.9) million during the nine months ended September 30, 2025 and 2024, respectively.

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

The table below presents information about our interest rate swaps, designated as cash flow hedges, included in our consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at September 30, 2025	Range of Maturity Dates at September 30, 2025	September 30, 2025	December 31, 2024

				(in thousands)

Interest rate swaps (Notional of $1.5 billion at September 30, 2025 and December 31, 2024)	Other noncurrent liabilities	4.26%	April 17, 2027 - August 17, 2027	$19,842	$7,768

The table below presents the effects of our interest rate swaps on our consolidated statements of income and statements of comprehensive income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive income (loss)	$1,221	$(31,811)	$(11,354)	$6,234
Net unrealized gains (losses) reclassified out of other comprehensive income (loss) to interest expense	$(880)	$2,786	$(2,573)	$8,067

As of September 30, 2025, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $14.1 million.

Treasury Locks

In the second quarter of 2025, we entered into $1.5 billion in notional treasury lock derivative instruments to hedge interest rate risk in anticipation of our future issuance of fixed rate notes. Each of these treasury locks was designated as a cash flow hedge of a forecasted transaction, and unrealized gains or losses resulting from adjusting the treasury locks to fair value are recognized as a component of other comprehensive income (loss). The fair value of the treasury locks is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments are classified within Level 2 of the fair value hierarchy.

The table below presents information about the treasury locks included in our consolidated balance sheets:

				Fair Value
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at September 30, 2025	Maturity Date	September 30, 2025

				(in thousands)

Treasury locks (Notional of $1.5 billion at September 30, 2025)	Other noncurrent liabilities	4.53%	March 31, 2026	$40,785

The table below presents the effects of our treasury locks on our consolidated statements of comprehensive income:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025

	(in thousands)

Net unrealized losses recognized in other comprehensive income (loss)	$(6,441)	$(40,785)

NOTE 7—INCOME TAX

For the three months ended September 30, 2025, our effective income tax rate of 30.4% differed from the U.S. statutory rate due to the unfavorable tax effect of the gain on disposition of our Payroll Solutions business, partially offset by tax benefits from tax credits and foreign interest income not subject to tax. The gain on the disposition of our Payroll Solutions business for tax reporting purposes will be higher than the gain for financial reporting purposes due to the derecognition of goodwill that is not deductible for tax reporting purposes.

For the nine months ended September 30, 2025, our effective income tax rate of 29.3% differed from the U.S. statutory rate primarily as a result of deferred tax expense associated with legal entity restructuring in connection with the sale of our Issuer Solutions business and the unfavorable tax effect of the gain on sale of our Payroll Solutions business. The increase to our effective tax rate caused by our restructuring and disposition activities was partially offset by favorable effects from tax credits and foreign interest income not subject to tax.

For the three and nine months ended September 30, 2024, our effective income tax rates of 17.2% and 13.8%, respectively, differed favorably from the U.S. statutory rate primarily as a result of tax credits and foreign interest income not subject to tax. Our effective income tax rate for the nine months ended September 30, 2024 also included the favorable effect of a change in the assessment of the need for a valuation allowance related to certain foreign tax credit carryforwards.

NOTE 8—REDEEMABLE NONCONTROLLING INTERESTS

The portions of equity in certain of our consolidated subsidiaries that are not attributable, directly or indirectly, to us, are redeemable upon the occurrence of an event that is not solely within our control.

We hold a 51% controlling interest in our subsidiary in Germany. Under the shareholder agreement, the minority shareholder has the option to compel us to purchase their shares at fair market value upon the occurrence of a specific change in control event. As of September 30, 2025, the option is not considered probable of becoming redeemable. We also own 51% of our subsidiary in Greece and 50.1% of our subsidiary in Chile. Under the respective shareholder agreements, the minority shareholders have the option to compel us to purchase their shares at a price per share based on the fair value of the shares, or under certain circumstances for our subsidiary in Greece, at a price determined by calculations stipulated in the shareholder agreement. The options have no expiration date.

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

The option held by the minority shareholder in Greece, which is redeemable at a price other than fair value, is considered probable of becoming redeemable on December 8, 2025. In determining the measurement method of redemption price, we have elected to accrete changes in the redemption price over the period from the date of issuance to the earliest redemption date of the instrument using the effective interest method, applied prospectively. Redemption price increases (decreases) recognized in net income attributable to noncontrolling interests in our consolidated statements of income were $9.0 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $(2.3) million and $4.6 million for the nine months ended September 30, 2025 and 2024, respectively.

In addition, we own 66% of our subsidiary in Poland. The redemption option held by the minority shareholder in Poland expired on January 1, 2024, and the redeemable noncontrolling interest was reclassified to nonredeemable noncontrolling interest in our consolidated balance sheet as of January 1, 2024.

NOTE 9—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended September 30, 2025, we repurchased and retired 5,909,656 shares of our common stock, at a cost, including commissions and applicable excise taxes, of $504.9 million, or $85.44 per share. During the nine months ended September 30, 2025 and 2024, we repurchased and retired 13,171,490 and 6,972,979 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $1,185.3 million and $909.3 million, or $89.99 and $130.40 per share, respectively. The share repurchase activity for the three and nine months ended September 30, 2025 included the repurchase of 5,909,656 shares at an average price of $84.61 per share under an ASR agreement we entered into on August 6, 2025 with a financial institution to repurchase an aggregate of $500.0 million of our common stock during the ASR program purchase period. This ASR program was completed on September 26, 2025. The share repurchase activity for the nine months ended September 30, 2025 also included the repurchase of 2,449,366 shares at an average price of $102.07 per share under an ASR agreement we entered into on February 13, 2025 with a financial institution to repurchase an aggregate of $250.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 11, 2025. The share repurchase activity for the nine months ended September 30, 2024 included the repurchase of 1,414,759 shares using a portion of the net proceeds from our offering of 1.500% convertible unsecured senior notes due March 2031 through privately negotiated transactions with purchasers of notes in the offering, or one of their respective affiliates. The purchase price per share of the common stock repurchased in such transactions equaled the closing price of the common stock on February 20, 2024, which was $130.80 per share. As of September 30, 2025, the remaining amount available under our share repurchase program was $676.5 million.

On October 29, 2025, our board of directors declared a dividend of $0.25 per share payable on December 26, 2025 to common shareholders of record as of December 12, 2025.

NOTE 10—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(in thousands)

Share-based compensation expense from continuing operations	$28,958	$42,680	$92,558	$113,124
Share-based compensation expense from discontinued operations	6,313	8,319	22,263	21,237
Total share-based compensation expense	$35,271	$50,999	$114,821	$134,361

Total income tax benefit	$8,104	$12,105	$26,638	$28,439

The following discussion of our share-based compensation awards includes awards related to continuing and discontinued operations.

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the nine months ended September 30, 2025:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2024	2,252	$126.07
Granted	1,592	103.58
Vested	(1,118)	126.23
Forfeited	(213)	112.30
Unvested at September 30, 2025	2,513	$112.21

The total fair value of restricted stock and performance awards vested during the nine months ended September 30, 2025 and 2024 was $141.1 million and $162.8 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $32.4 million and $47.7 million during the three months ended September 30, 2025 and 2024, respectively, and $105.1 million and $123.9 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $164.8 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 1.8 years.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2024	778	$112.91	5.5	$9.0
Granted	236	102.25
Forfeited	(23)	113.50
Exercised	(49)	61.70
Outstanding at September 30, 2025	942	$112.86	6.0	$1.5

Options vested and exercisable at September 30, 2025	588	$114.90	4.2	$1.4

We recognized compensation expense for stock options of $2.0 million during both the three months ended September 30, 2025 and 2024 and $6.4 million and $6.2 million during the nine months ended September 30, 2025 and 2024, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $1.3 million and $14.7 million, respectively. As of September 30, 2025, we had $10.4 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.7 years.

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $43.20 and $53.28, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2025	September 30, 2024

Risk-free interest rate	4.01%	4.13%
Expected volatility	46%	45%
Dividend yield	0.88%	0.90%
Expected term in years	5	5

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

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the three and nine months ended September 30, 2025 excluded approximately 0.8 million shares related to stock options that would have an antidilutive effect on the computation of diluted EPS. The dilutive share base for the three and nine months ended September 30, 2024 excluded approximately 0.5 million shares related to stock options that would have an antidilutive effect on the computation of diluted EPS.

The effect of the potential shares needed to settle the conversion spread on our convertible notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the three and nine months ended September 30, 2025, the convertible notes were not included in the computation of diluted EPS as the effect would have been anti-dilutive. Further, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computations of basic and diluted EPS for continuing and discontinued operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(in thousands, except per share data)

Income from continuing operations attributable to Global Payments	$448,904	$286,354	$894,770	$828,501
Income from discontinued operations attributable to Global Payments	186,305	28,771	287,813	174,691
Net income attributable to Global Payments	$635,209	$315,125	$1,182,583	$1,003,192

Basic weighted-average number of shares outstanding	239,789	254,402	243,302	255,355
Plus: Dilutive effect of stock options and other share-based awards	385	495	310	525
Diluted weighted-average number of shares outstanding	240,174	254,897	243,612	255,880

Basic earnings per share attributable to Global Payments:
Continuing operations	$1.87	$1.13	$3.68	$3.25
Discontinued operations	0.78	0.11	1.18	0.68
Total basic earnings per share attributable to Global Payments	$2.65	$1.24	$4.86	$3.93

Diluted earnings per share attributable to Global Payments:
Continuing operations	$1.86	$1.13	$3.67	$3.24
Discontinued operations	0.78	0.11	1.18	0.68
Total diluted earnings per share attributable to Global Payments	$2.64	$1.24	$4.85	$3.92

NOTE 12—SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. As of September 30, 2025, approximately 75% of our cash and cash equivalents (inclusive of discontinued operations) was held within a small group of financial institutions, primarily large money center banks. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any losses associated with our balances in such accounts for the three and nine months ended September 30, 2025 and 2024.

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

A reconciliation of the amounts of cash and cash equivalents and restricted cash in our consolidated balance sheets to the amount in our consolidated statements of cash flows is as follows:

	September 30, 2025	December 31, 2024

	(in thousands)
Cash and cash equivalents of continuing operations	$2,603,047	$2,356,434
Restricted cash of continuing operations	6,959	6,197
Cash, cash equivalents and restricted cash of discontinued operations	426,625	373,344
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$3,036,631	$2,735,975

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

We recognized interest income of $24.7 million and $72.4 million on the notes during the three and nine months ended September 30, 2025, respectively, and $22.8 million and $66.4 million during the three and nine months ended September 30, 2024, respectively, as a component of interest and other income in our consolidated statements of income.

As of September 30, 2025 and December 31, 2024, there was an aggregate principal amount of $840.2 million and $810.2 million, respectively, outstanding on the notes, including paid-in-kind interest, and the notes are presented net of the allowance for credit losses of $15.2 million within notes receivable in our consolidated balance sheets. Principal payments due within 12 months are included in prepaid expenses and other current assets in our consolidated balance sheets. The estimated fair value of the notes receivable was $852.8 million and $809.3 million as of September 30, 2025 and December 31, 2024, respectively. The estimated fair value of notes receivable was based on a discounted cash flow approach and is considered to be a Level 3 measurement of the fair value hierarchy.

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

In August 2025, in connection with the fourth mandatory release assessment, a portion of the Series B and C convertible preferred shares was converted by Visa. We recognized a gain of $8.9 million reported in interest and other income in our consolidated statement of income for the three and nine months ended September 30, 2025 based on the fair value of the shares received. The converted shares were subsequently sold. The remaining Series B and C convertible preferred shares continue to be carried at an assigned value of zero based on the aforementioned factors.

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

NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three and nine months ended September 30, 2025 and 2024:

	Foreign Currency Translation Gains (Losses)	Net Unrealized Losses on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at June 30, 2025	$(45,817)	$(55,683)	$(2,472)	$(103,972)
Other comprehensive loss	(35,449)	(3,292)	—	(38,741)
Balance at September 30, 2025	$(81,266)	$(58,975)	$(2,472)	$(142,713)

Balance at June 30, 2024	$(373,746)	$(16,015)	$(2,526)	$(392,287)
Other comprehensive income (loss)	149,158	(26,209)	—	122,949
Balance at September 30, 2024	$(224,588)	$(42,224)	$(2,526)	$(269,338)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $(6.2) million and $34.6 million for the three months ended September 30, 2025 and 2024, respectively.

	Foreign Currency Translation Gains (Losses)	Net Unrealized Losses on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2024	$(589,189)	$(21,418)	$(2,385)	$(612,992)
Other comprehensive income (loss)	507,923	(37,557)	(87)	470,279
Balance at September 30, 2025	$(81,266)	$(58,975)	$(2,472)	$(142,713)

Balance at December 31, 2023	$(215,540)	$(40,859)	$(2,526)	$(258,925)
Other comprehensive income (loss)	(9,048)	(1,365)	—	(10,413)
Balance at September 30, 2024	$(224,588)	$(42,224)	$(2,526)	$(269,338)

Other comprehensive income attributable to noncontrolling interests, which relates only to foreign currency translation, was $105.0 million and $4.5 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Information on our Merchant Solutions segment, including significant segment expenses, and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization were as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(in thousands)

Revenues(1)	$2,007,637	$1,997,660	$5,773,071	$5,802,780

Operating expenses(1):
Merchant Solutions:
Cost of service	$556,682	$504,563	$1,544,335	$1,508,079
Selling, general and administrative	700,968	785,550	2,147,716	2,334,192
Total Merchant Solutions expenses	1,257,650	1,290,113	3,692,051	3,842,271

Corporate	315,864	264,801	843,855	682,783

Operating income (loss)(1):
Merchant Solutions	$749,987	$707,547	$2,081,020	$1,960,509
Corporate	(315,864)	(264,801)	(843,855)	(682,783)
Gain on business disposition	343,891	—	348,151	—
Consolidated operating income	$778,014	$442,746	$1,585,316	$1,277,726

Depreciation and amortization(1):
Merchant Solutions	$294,540	$302,699	$862,710	$894,250
Corporate	8,641	7,714	25,378	18,130
Consolidated depreciation and amortization	$303,181	$310,413	$888,088	$912,380

(1) Revenues, operating expenses, operating income and depreciation and amortization reflect the effects of our disposed businesses through the respective disposal dates. See “Note 2—Business Dispositions and Discontinued Operations” for further discussion.

Operating income and operating expenses included acquisition and transformation expenses of $205.1 million and $104.9 million for the three months ended September 30, 2025 and 2024, respectively, which were primarily included within Corporate selling, general and administrative expenses. During the nine months ended September 30, 2025 and 2024, operating income included acquisition and transformation expenses of $433.4 million and $236.3 million, respectively, which were primarily included within Corporate selling, general and administrative expenses.

During the three and nine months ended September 30, 2024, Corporate expenses also included charges for employee termination benefits of $56.4 million and $94.1 million, respectively.

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

We also furthered our business strategy through the following key transactions:

•On April 17, 2025, we entered into definitive agreements to acquire 100% of Worldpay Holdco, LLC (“Worldpay”) from Fidelity National Information Services, Inc. (“FIS”) and affiliates of GTCR LLC (“GTCR”) and divest our Issuer Solutions business to FIS. Worldpay is an industry leading payments technology and solutions company. Consideration expected to be paid to GTCR for an ownership interest in Worldpay consists of (1) approximately $6.1 billion in cash and (2) 43.3 million shares of Global Payments common stock. Consideration expected to be received for the divestiture of our Issuer Solutions business consists of (1) approximately $7.5 billion in cash and (2) FIS’ ownership interest in Worldpay as described above. Our Issuer Solutions business met the criteria to be classified as a discontinued operation in the second quarter of 2025. Accordingly, the operating results of the Issuer Solutions business have been presented as discontinued operations in our consolidated statements of income for the three and nine months ended September 30, 2025 and 2024.

•The proposed acquisition of Worldpay and divestiture of our Issuer Solutions business will occur simultaneously. In connection with the agreements, we initially obtained $7.7 billion in committed bridge financing. Upon the effectiveness of the revolving credit agreement entered into on May 15, 2025 as described in "Note 5—Long-Term Debt and Lines of Credit," we reduced the commitments related to the bridge financing to $6.2 billion. Both transactions are expected to close in the first quarter of 2026.

•On September 30, 2025, we completed the sale of Heartland Payroll Solutions, Inc. ("Payroll Solutions"), our payroll business included in our Merchant Solutions segment, to Acrisure, LLC for approximately $1.1 billion, subject to certain closing adjustments, including up to $75 million of contingent consideration. We recognized a gain on the sale of $343.9 million during the three and nine months ended September 30, 2025 in connection with the sale.

Highlights related to our results of continuing operations for the three and nine months ended September 30, 2025 include the following:

•Consolidated revenues were essentially flat at $2,007.6 million and $5,773.1 million for the three and nine months ended September 30, 2025, respectively, compared to $1,997.7 million and $5,802.8 million for the three and nine months ended September 30, 2024, respectively.

•Merchant Solutions segment operating income and operating margin for the three and nine months ended September 30, 2025 increased compared to the prior year primarily due to the favorable effect of cost reduction activities.

•Consolidated operating income for the three and nine months ended September 30, 2025 includes the gain recognized on the sale of the Payroll Solutions business.

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

Results of Operations

Beginning in the second quarter of 2025, we present the historical operations of our Issuer Solutions reportable segment as a discontinued operation. Accordingly, our continuing operations consists of our Merchant Solutions business and corporate functions.

See “Note 2—Business Dispositions and Discontinued Operations” in the notes to the accompanying unaudited consolidated financial statements for further information.

Continuing Operations

The following table sets forth key selected financial data for the three months ended September 30, 2025 and 2024, certain data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior period amount. The income statement data for the three months ended September 30, 2025 and 2024 is derived from the accompanying unaudited consolidated financial statements.

	Three Months Ended September 30, 2025	% of Revenue(1)	Three Months Ended September 30, 2024	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2)	$2,007,637	100.0%	$1,997,660	100.0%	$9,977	0.5%

Operating expenses(2):
Cost of service	$556,682	27.7%	$504,563	25.3%	$52,119	10.3%

Selling, general and administrative:
Merchant Solutions	$700,968		$785,550		$(84,582)	(10.8)%
Corporate	315,864		264,801		51,063	19.3%
Consolidated selling, general and administrative	$1,016,832	50.6%	$1,050,351	52.6%	$(33,519)	(3.2)%

Gain on business disposition	(343,891)		—		(343,891)	NM
Consolidated operating expenses	$1,229,623	61.2%	$1,554,914	77.8%	$(325,291)	(20.9)%

Operating income (loss)(2):
Merchant Solutions	$749,987		$707,547		$42,440	6.0%
Corporate	(315,864)		(264,801)		(51,063)	19.3%
Gain on business disposition	343,891		—		343,891	NM
Consolidated operating income	$778,014	38.8%	$442,746	22.2%	$335,268	75.7%

Operating margin(2):
Merchant Solutions	37.4%		35.4%		2.0%

NM = Not meaningful

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating expenses, operating income and operating margin reflect the effects of our disposed businesses through the respective disposal dates. See “Note 2—Business Dispositions and Discontinued Operations” for further discussion.

Operating income included acquisition and transformation expenses of $205.1 million and $104.9 million for the three months ended September 30, 2025 and 2024, respectively, which were primarily included within Corporate selling, general and administrative expenses.

During the three months ended September 30, 2024, Corporate expenses also included charges for employee termination benefits of $56.4 million.

The following table sets forth key selected financial data for the nine months ended September 30, 2025 and 2024, certain data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior period amount. The income statement data for the nine months ended September 30, 2025 and 2024 is derived from the accompanying unaudited consolidated financial statements.

	Nine Months Ended September 30, 2025	% of Revenue(1)	Nine Months Ended September 30, 2024	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2)	$5,773,071	100.0%	$5,802,780	100.0%	$(29,709)	(0.5)%

Operating expenses(2):
Cost of service	$1,544,335	26.8%	$1,508,079	26.0%	$36,256	2.4%

Selling, general and administrative:
Merchant Solutions	$2,147,716		$2,334,192		$(186,476)	(8.0)%
Corporate	843,855		682,783		161,072	23.6%
Consolidated selling, general and administrative	$2,991,571	51.8%	$3,016,975	52.0%	$(25,404)	(0.8)%

Gain on business disposition	(348,151)		—		(348,151)	NM
Consolidated operating expenses	$4,187,755	72.5%	$4,525,054	78.0%	$(337,299)	(7.5)%

Operating income (loss)(2):
Merchant Solutions	$2,081,020		$1,960,509		$120,511	6.1%
Corporate	(843,855)		(682,783)		(161,072)	23.6%
Gain on business disposition	348,151		—		348,151	NM
Consolidated operating income	$1,585,316	27.5%	$1,277,726	22.0%	$307,590	24.1%

Operating margin(2):
Merchant Solutions	36.0%		33.8%		2.2%

NM = Not meaningful

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating expenses, operating income and operating margin reflect the effects of our disposed businesses through the respective disposal dates. See “Note 2—Business Dispositions and Discontinued Operations” for further discussion.

Operating income included acquisition and transformation expenses of $433.4 million and $236.3 million for the nine months ended September 30, 2025 and 2024, respectively, which were primarily included within Corporate expenses.

During the nine months ended September 30, 2024, Corporate expenses also included charges for employee termination benefits of $94.1 million.

Revenues

Revenues from our Merchant Solutions segment increased by $10.0 million, or 0.5%, for the three months ended September 30, 2025 and decreased by $29.7 million, or 0.5%, for the nine months ended September 30, 2025.

For the three and nine months ended September 30, 2025, revenues in our integrated and embedded solutions service line increased $56.3 million and $158.6 million, respectively, or 6.8% and 6.7%, respectively, as payments continue to transition to more embedded and digital native environments. Revenues in our point of sale and software solutions service line decreased $37.2 million and $110.5 million for the three and nine months ended September 30, 2025, respectively, or 9.8% and 9.6%, respectively. Excluding the effect of the AdvancedMD business disposed of in December 2024, revenues increased approximately 6% for both the three and nine months ended September 30, 2025 driven by growth in software subscription fees. Revenues in our core payments solutions service line declined $9.1 million and $77.8 million for the three and nine months ended September 30, 2025, respectively, or 1.1% and 3.4%, respectively, as a result of reduced emphasis on our wholesale business and our exit of certain markets in our Asia Pacific business.

Operating Expenses

Cost of Service. Cost of service for our Merchant Solutions segment for the three and nine months ended September 30, 2025 increased by $52.1 million and $36.3 million, respectively. Cost of service as a percentage of revenues was 27.7% and 26.8% for the three and nine months ended September 30, 2025, respectively, compared to 25.3% and 26.0% in the prior year, respectively. The increase in cost of service was primarily driven by depreciation of capital investments as part of our transformation initiatives. The disposition of AdvancedMD had the effect of reducing cost of service as a percentage of revenues by 0.4% and 0.3% for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively.

Amortization of Acquired Intangible Assets. The most significant component of our cost of service is amortization of acquired intangibles, which was $207.6 million and $601.8 million for the three and nine months ended September 30, 2025, respectively, and $213.8 million and $635.5 million for the three and nine months ended September 30, 2024, respectively. As a percentage of cost of service, amortization of acquired intangibles was 37% and 39% for the three and nine months ended September 30, 2025, respectively, and 42% for both the three and nine months ended September 30, 2024. These costs generally do not vary in proportion to changes in revenues, but rather are most significantly affected by acquisition activities. The decrease in amortization of acquired intangibles in the three and nine months ended September 30, 2025 primarily reflects the effect of the disposition of the AdvancedMD business in December 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from our Merchant Solutions segment for the three and nine months ended September 30, 2025 decreased by $84.6 million and $186.5 million, respectively, or 10.8% and 8.0%, respectively.

Selling, general and administrative expenses as a percentage of segment revenues was 34.9% and 37.2% for the three and nine months ended September 30, 2025, respectively, compared to 39.3% and 40.2% in the prior year, respectively. The primary driver of the reduction in selling, general and administrative expenses for the three and nine months ended September 30, 2025 was lower compensation and benefits expenses as a result of certain actions taken in 2024 to align our workforce to our new operating model.

Corporate expenses for the three and nine months ended September 30, 2025 increased by $51.1 million and $161.1 million, respectively, or 19.3% and 23.6%, respectively. The higher amount of corporate expenses was primarily driven by an increase in acquisition and transformation costs of $100.2 million and $197.1 million for the three and nine months ended September 30, 2025, respectively. This was partially offset by employee termination benefits expense recognized of $56.4 million and $94.1 million for the three and nine months ended September 30, 2024, respectively.

Operating Income and Operating Margin

Consolidated operating income for the three and nine months ended September 30, 2025 was $778.0 million and $1,585.3 million, respectively, compared to $442.7 million and $1,277.7 million in the prior year, respectively. Consolidated operating margin for the three and nine months ended September 30, 2025 was 38.8% and 27.5%, respectively, compared to 22.2% and 22.0% in the prior year, respectively.

•Consolidated operating income and operating margin for the three and nine months ended September 30, 2025 included the effects of a $343.9 million gain on the sale of Payroll Solutions, which had a favorable effect on operating margin of approximately 17.1% and 6.0% for the three and nine months ended September 30, 2025, respectively;

•Consolidated operating income also reflected higher corporate costs, as described above, which had an unfavorable effect on operating margin of approximately 2.5% and 2.8% for the three and nine months ended September 30, 2025, respectively; and

•Merchant Solutions segment operating income increased $42.4 million and $120.5 million for the three and nine months ended September 30, 2025, respectively, and operating margin increased 2.0% and 2.2%, respectively, primarily due to the favorable effect of cost reduction initiatives as a result of certain actions taken in 2024 to align our workforce to our new operating model. In addition, the three and nine months ended September 30, 2024 included operating income of $11.1 million and $34.0 million, respectively, related to the disposed AdvancedMD business. The disposition had the effect of increasing operating margin by 0.5% and 0.4% for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively.

Income Tax Expense

Our effective income tax rates for the three months ended September 30, 2025 and 2024 were 30.4% and 17.2%, respectively. The changes in our effective tax rates for the three months ended September 30, 2025 from the prior year reflects the tax effect of the gain on disposition of our Payroll Solutions business. The gain on the disposition of our Payroll Solutions business for tax reporting purposes will be higher than the gain for financial reporting purposes due to the derecognition of goodwill that is not deductible for tax reporting purposes.

Our effective income tax rates for the nine months ended September 30, 2025 and 2024 were 29.3% and 13.8%, respectively. The changes in our effective tax rates for the nine months ended September 30, 2025 from the prior year reflects the effect of deferred tax expense recognized associated with legal entity restructuring in connection with the sale of our Issuer Solutions business and the tax effect of the gain on disposition of our Payroll Solutions business. In addition, the effective income tax rate for the nine months ended September 30, 2024 included the favorable effect of a change in the assessment of the need for a valuation allowance related to certain foreign tax credit carryforwards.

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

The OBBBA and Pillar Two directive did not have a material effect on our financial statements for the three and nine months ended September 30, 2025, and we are continuing to evaluate the potential effect on future periods.

Income from Continuing Operations

Income from continuing operations was $473.3 million and $928.7 million for the three and nine months ended September 30, 2025, respectively, compared to $303.9 million and $868.8 million for the prior year, respectively, reflecting the changes noted above.

Diluted Earnings per Share - Continuing Operations

Diluted earnings per share was $1.86 and $3.67 for the three and nine months ended September 30, 2025, respectively, compared to $1.13 and $3.24 for the prior year, respectively. Diluted earnings per share for the three and nine months ended September 30, 2025 reflects the changes in net income noted above as well as a decrease of 14.7 million and 12.3 million, respectively, in diluted weighted-average number of shares outstanding to 240.2 million and 243.6 million shares, respectively, for the three and nine months ended September 30, 2025, compared to 254.9 million and 255.9 million shares for the prior year, respectively.

Discontinued Operations

The following tables set forth key selected financial data for discontinued operations for the three and nine months ended September 30, 2025 and 2024, certain data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior-period amount. The data for the three and nine months ended September 30, 2025 and 2024 is derived from the accompanying unaudited consolidated financial statements.

	Three Months Ended September 30, 2025	% of Revenue(1)	Three Months Ended September 30, 2024	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues	$659,828		$621,130		$38,698	6.2%

Operating income	$250,992	38.0%	$32,835	5.3%	$218,157	664.4%

Operating margin	38.0%		5.3%		32.7%

(1) Percentage amounts may not sum to the total due to rounding.

	Nine Months Ended September 30, 2025	% of Revenue(1)	Nine Months Ended September 30, 2024	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues	$1,920,442		$1,837,373		$83,069	4.5%

Operating income	$561,692	29.2%	$222,731	12.1%	$338,961	152.2%

Operating margin	29.2%		12.1%		17.1%

(1) Percentage amounts may not sum to the total due to rounding.

Revenues

Revenues for the three and nine months ended September 30, 2025 increased primarily due to a $25.4 million and $71.6 million effect of higher transaction volume driven by cardholder activity for the three and nine months ended September 30, 2025, respectively.

Operating Income and Operating Margin

Operating income and operating margin increased for the three and nine months ended September 30, 2025 primarily due to the cessation of depreciation and amortization associated with classification of the assets as held for sale and higher revenues.

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

At September 30, 2025, we had cash and cash equivalents totaling $2,785.3 million. Of this amount, we considered $1,304.1 million to be available for general purposes, of which $65.8 million is undistributed foreign earnings considered to be indefinitely reinvested outside the U.S. The available cash of $1,304.1 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) certain funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $251.4 million as of September 30, 2025, representing amounts under legal restriction, amounts deposited by customers for prepaid card transactions and funds held as a liquidity reserve. These balances are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $2,141.4 million and $2,174.1 million for the nine months ended September 30, 2025 and 2024, respectively, which reflect net income adjusted for noncash items, including depreciation, amortization and the provision for credit losses, and changes in operating assets and liabilities.

Investing activities provided net cash of $79.6 million for the nine months ended September 30, 2025 and we used net cash in investing activities of $846.6 million during the nine months ended September 30, 2024. Cash used for investing activities primarily represents cash used to fund acquisitions and capital expenditures. During the nine months ended September 30, 2025 and 2024, we used cash of $201.9 million and $373.8 million, respectively, for acquisitions. We made capital expenditures of $449.6 million and $490.9 million during the nine months ended September 30, 2025 and 2024, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make capital investments in the business, and we anticipate capital expenditures to be approximately $700 million during the year ending December 31, 2025. Additionally, investing cash flows for the nine months ended September 30, 2025 includes the proceeds from the sale of Payroll Solutions. The net proceeds from business dispositions of $709.7 million during the period is presented net of $269.6 million of customer funds that were transferred to the buyer in the transaction, along with the associated customer liability.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 5—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with changes in funds held from customers, changes in settlement processing assets and liabilities, common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. Net cash used in financing activities was $2,126.0 million and $446.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Proceeds from long-term debt were $4,899.1 million and $7,637.9 million for the nine months ended September 30, 2025 and 2024, respectively. Repayments of long-term debt were $5,972.8 million and $5,803.0 million for the nine months ended September 30, 2025 and 2024, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time to time, under our revolving credit facility, as well as scheduled principal repayments we make on our senior notes, finance leases and other vendor financing arrangements. Changes in settlement processing assets and obligations, net were a source of cash of $139.8 million and $789.7 million for the nine months ended September 30, 2025 and 2024, respectively. The change in cash from settlement processing assets and liabilities was due primarily to transaction volume and the timing of month-end. During the nine months ended September 30, 2024, we had net repayments of $1,367.9 million under our commercial paper program. Furthermore, in connection with the issuance of convertible notes in February 2024, we paid $256.3 million to purchase privately negotiated capped call transactions to hedge the potential dilutive effect upon conversion of the notes, or offset our cash obligation if the cash settlement option were to be elected. See section "Long-Term Debt and Lines of Credit" below for further discussion of our recent debt transactions.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the nine months ended September 30, 2025 and 2024, we had net borrowings of $439.4 million and net repayments of $184.5 million, respectively, under our settlement lines of credit.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the nine months ended September 30, 2025 and 2024, we used $1,191.1 million and $900.0 million, respectively, to repurchase and retire 13,171,490 and 6,972,979 shares of our common stock, respectively. The share repurchase activity for the nine months ended September 30, 2025 included the repurchase of 5,909,656 shares at an average price of $84.61 per share under an ASR agreement we entered into on August 6, 2025 with a financial institution to repurchase an aggregate of $500.0 million of our common stock during the ASR program purchase period. This ASR program was completed on September 26, 2025. The share repurchase activity for the nine months ended September 30, 2025 also included the repurchase of 2,449,366 shares at an average price of $102.07 per share under an ASR agreement we entered into on February 13, 2025 with a financial institution to repurchase an aggregate of $250.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 11, 2025. The share repurchase activity for the nine months ended September 30, 2024 included the repurchase of 1,414,759 shares using a portion of the net proceeds from our offering of 1.500% convertible unsecured senior notes due March 2031 through privately negotiated transactions with purchasers of notes in the offering, or one of their respective affiliates. The purchase price per share of the common stock repurchased in such transactions equaled the closing price of the common stock on February 20, 2024, which was $130.80 per share. As of September 30, 2025, the remaining amount available under our share repurchase program was $676.5 million.

We paid dividends to our common shareholders of $179.5 million and $190.5 million during the nine months ended September 30, 2025 and 2024, respectively. We also made distributions to noncontrolling interests of $49.2 million and $29.4 million during the nine months ended September 30, 2025 and 2024, respectively. On October 29, 2025, our board of directors declared a dividend of $0.25 per share payable on December 26, 2025 to common shareholders of record as of December 12, 2025.

Long-Term Debt and Lines of Credit

Senior Notes

We have $10.2 billion in aggregate principal amount of senior unsecured notes outstanding as of September 30, 2025, which mature at various dates ranging from March 2026 to August 2052. Interest on the senior notes is payable annually or semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time to time at the redemption prices set forth in the related indenture.

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

In connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes and other financial institutions to cover, subject to customary adjustments, the number of shares of common stock initially underlying the notes. The economic effect of the capped call transactions is to hedge the potential dilutive effect upon the conversion of the notes, or offset our cash obligation if the cash settlement option is elected, for amounts in excess of the principal amount of converted notes subject to a cap. The price of the capped call transactions was $228.90 per share. The capped call transactions met the accounting criteria to be reflected in stockholders’ equity and not accounted for as derivatives. The cost of $256.3 million incurred in connection with the capped call transactions was reflected as a reduction to paid-in-capital in our consolidated statement of changes in equity for the nine months ended September 30, 2024, net of applicable income taxes.

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

We may issue standby letters of credit of up to $500 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. The amounts available to borrow under the Revolving Credit Facility are also determined by a financial leverage covenant. As of September 30, 2025, there were borrowings of $1.5 billion outstanding under the Revolving Credit Facility with an interest rate of 5.5%, and the total available commitments under the Revolving Credit Facility were $4.1 billion.

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

As of September 30, 2025, we had no borrowings outstanding under our commercial paper program.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of September 30, 2025, the required leverage ratio was 3.75 to 1.00. We were in compliance with all applicable covenants as of September 30, 2025.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of September 30, 2025, a total of $44.3 million of cash on deposit was used to determine the available credit.

As of September 30, 2025, we had an amount of $977.8 million outstanding under these lines of credit with additional capacity to fund settlement of $1,810.0 million. During the three months ended September 30, 2025, the maximum and average outstanding balances under these lines of credit were $977.8 million and $415.4 million, respectively. The weighted-average interest rate on these borrowings was 4.72% at September 30, 2025.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended September 30, 2025 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share, Excluding Commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
July 1-31, 2025	6,755	$81.87	—
August 1-31, 2025	4,684,349	84.60	4,676,174
September 1-30, 2025	1,234,638	84.61	1,233,482
Total	5,925,742	$85.43	5,909,656	$676.5

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended September 30, 2025, pursuant to our employee incentive plans, we withheld 16,086 shares at an average price per share of $81.00 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of September 30, 2025, the remaining amount available under our share repurchase program was $676.5 million. The authorization by our board of directors does not expire but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

a. None

b. None

c. Insider Trading Plans and Arrangements

During the quarter ended September 30, 2025, none of our directors or officers notified us that they adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

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
101*
The following information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; (vi) the Notes to Unaudited Consolidated Financial Statements; and (vii) the information included in Part II, Item 5(c). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

Global Payments Inc.
(Registrant)

Date: November 4, 2025	/s/ Joshua J. Whipple
Joshua J. Whipple
Chief Financial Officer
(Principal Financial Officer)