Form 10-K
period 2025-12-31
GLOBAL PAYMENTS INC
filed 2026-02-20
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $19,310,238,934. The number of shares of the registrant's common stock outstanding at February 10, 2026 was 279,901,327 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's proxy statement for the 2026 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.
2025 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including, but not limited to, statements we make regarding our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates and earnings per share; other operating metrics such as shares outstanding and capital expenditures, liquidity, deleveraging plans and capital available for allocation; statements we make regarding guidance and projected financial results for the year 2026; the effects of general economic conditions on our business; statements about the benefits of our acquisitions or dispositions such as our recently completed acquisition of Worldpay and divestiture of our Issuer Solutions business, including future financial and operating results and the successful integration of acquisitions; statements regarding our success and timing in developing and introducing new services and expanding our business; and other statements regarding our future financial performance and our plans, objectives, expectations and intentions. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Introduction

We are a leading payments technology company delivering innovative software and services to our customers globally, with worldwide reach spanning North America, Europe, Asia-Pacific and Latin America. The payments technology industry provides financial institutions, businesses and consumers with payment processing services, merchant acceptance solutions and related business management software and value-added services. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world. Headquartered in Georgia with approximately 26,000 team members worldwide, Global Payments is a Fortune 500 company and is a member of the S&P 500. Our common stock is traded on the New York Stock Exchange under the symbol "GPN."

Business Transformation

In 2024, we launched a holistic review of our business to examine our strategy, operations and ability to deliver sustainable performance. We have refreshed our strategy and are focusing our resources, efforts and investments on the areas of the business that will drive the best opportunities for growth.

We are in the process of streamlining our organization and operating environments through our transformation program to deliver a global, unified operating company. We are aligning the Global Payments brand identity across our assets and solidifying go-to-market activities under a simplified technology environment. We are harmonizing capabilities to deliver our full suite of differentiated software and commerce enablement solutions to clients globally.

We have consolidated our technology organizations and teams under common leadership to enhance speed and quality of product development with a customer-centric, solutions-led mindset. We have also centralized our operations functions to enhance our servicing model and focus on improving the client journey, leveraging best-in-class technology and providing differentiated service experiences.

In executing and delivering on our transformation initiatives, we have incurred and anticipate incurring incremental expenses related to this program through the first half of 2027, including but not limited to changes to the recoverability of assets and our estimates of remaining useful lives. We also continue to assess our business portfolio to evaluate potential assets for disposition to further streamline our business and create value for shareholders.

Recent Business Acquisitions and Dispositions

Acquisition of Worldpay Holdco, LLC and Disposition of Issuer Solutions

In January 2026, we acquired 100% of Worldpay Holdco, LLC (“Worldpay”) from Fidelity National Information Services, Inc. (“FIS”) and affiliates of GTCR LLC (“GTCR”) ("Worldpay Acquisition") and divested our Issuer Solutions business to FIS. Worldpay is an industry-leading payments technology and solutions company. Consideration paid to GTCR for its ownership interest in Worldpay consisted of (1) approximately $6.2 billion in cash and (2) 43.3 million shares of Global Payments common stock. Consideration received for the divestiture of our Issuer Solutions business consisted of (1) approximately $7.7 billion in cash and (2) FIS’ ownership interest in Worldpay. The acquisition of Worldpay and divestiture of our Issuer Solutions business occurred simultaneously. Both transactions are subject to customary working capital and other adjustments. We are providing certain transition services to support the Issuer Solutions business as it is integrated with FIS and are also receiving certain transition services from FIS in support of our integration of Worldpay.

Disposition of Heartland Payroll Solutions, Inc.

In September 2025, we completed the sale of Heartland Payroll Solutions, Inc. ("Payroll Solutions"), our payroll business included in our Merchant Solutions segment prior to disposition, to Acrisure, LLC ("Acrisure") for approximately $1.1 billion, including up to $75 million of contingent consideration. In connection with the transaction, we entered into a mutual referral agreement and long-term commercial partnership with Acrisure.

Disposition of AdvancedMD, Inc.

In December 2024, we completed the sale of AdvancedMD, Inc. ("AdvancedMD") for approximately $1.1 billion and up to $125 million of contingent consideration. AdvancedMD is a provider of software-as-a-service solutions to small-to-medium sized ambulatory physician practices in the United States and was included in our Merchant Solutions segment prior to disposition.

See "Note 2—Acquisitions" and “Note 3—Business Dispositions and Discontinued Operations” in the notes to the accompanying consolidated financial statements for further discussion of these and other recent transactions.

Business Segments

Beginning in the second quarter of 2025, the results of our Issuer Solutions business have been reported as discontinued operations and therefore, no longer presented as a reportable segment. Segment information presented is based on our Merchant Solutions reportable segment prior to the acquisition of Worldpay. See "Note 3—Business Dispositions and Discontinued Operations" in the notes to the accompanying consolidated financial statements for further discussion regarding the divestiture of our Issuer Solutions business and "Note 18—Segment Information" for additional information about our segments, including revenues, operating expenses, operating income and depreciation and amortization by segment, as well as financial information about geographic areas in which we operate.

In connection with the acquisition of Worldpay in 2026, we will be revising our organizational structure and related internal management reporting. Therefore, beginning in the first quarter of 2026, our reportable segments will align with that revised structure.

Merchant Solutions Segment

Through our Merchant Solutions segment, we provide payments technology and software solutions globally. Our payment technology solutions are similar around the world in that we enable our customers to accept card, check and digital-based payments. Our comprehensive offerings include, but are not limited to, authorization, settlement and funding services, customer support, chargeback resolution, reconciliation and dispute management services, terminal rental, sales and deployment, payment security services, consolidated billing and reporting.

In addition, we offer a wide array of business management software solutions, including specialty point-of-sale ("POS") software, that streamline business operations to customers in numerous vertical markets. We also provide a variety of commerce enablement solutions and services, including data analytics and customer engagement, human capital management and payroll, accounts receivable automation, inventory management and reporting that assist our customers with driving demand and operating their businesses more efficiently.

Our value proposition is to provide differentiated, high-quality, responsive and secure services to all our customers. We also focus on providing distinctive customer service from the sales process, to onboarding, to ongoing support across our business. The majority of our revenue is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on the payment type or the market. We also earn software subscription and licensing fees, as well as other fees for specific value-added services, which may be unrelated to the number or value of transactions.

Distribution Channels

In the Merchant Solutions segment, we actively market and provide our payment services, business management software solutions and other value-added services directly to our customers and through a variety of distribution channels across three business pillars: Point-of-Sale and Software Solutions, Integrated and Embedded Solutions and Core Payments Solutions. We have a wide array and diversity of distribution channels led by one of the premiere direct sales teams in the industry. Additionally, we go to market through our broad-based financial institution partnerships, joint ventures and wholesale and indirect relationships.

Many of our payment solutions are technology-enabled in that they incorporate or are incorporated into innovative, technology-driven solutions, including software solutions, designed to enable merchants to better manage their businesses. Our technology-enabled solutions represent a substantial component of our revenues.

POS and Software Solutions. Our POS and Software Solutions business provide advanced payments technology that is integrated into point-of-sale systems and business management software solutions that we own. We have capabilities in cloud-based POS for restaurant and retail and leading software in other verticals including education (serving colleges, universities, and kindergarten through 12th grade level institutions), real estate (primarily property management), and communities (serving event organizers largely in the health and fitness market). POS and Software Solutions business offers a range of features that are being combined under our Global Payments brand identity across all of our assets. This includes unifying our POS businesses under a common brand, Genius, and leveraging our vast distribution channels to extend it globally.

Integrated and Embedded Solutions. Our Integrated and Embedded Solutions business provides advanced payments technology that is embedded into business management software solutions owned by our technology partners that operate in numerous vertical markets and countries. Further, we also integrate our capabilities with shopping carts, ordering platforms, marketplaces and other digitally-oriented businesses through the same embedded payment stack we leverage with more traditional, vertically-specific independent software vendors. We deliver these capabilities in physical and digital environments seamlessly.

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

Credit and Debit Card Transaction Processing

Credit and debit card transaction processing includes processing the world's major international card brands, including, among others, American Express, Discover Card ("Discover"), JCB, Mastercard, UnionPay International, and Visa, as well as certain domestic debit networks, such as Interac in Canada. Credit and debit networks establish uniform regulations that govern much of the payment card industry. During a typical payment transaction, the merchant and the card issuer do not interface directly with each other, but instead rely on payments technology companies, such as Global Payments, to facilitate transaction processing services, including authorization, electronic draft capture, file transfers to facilitate funds settlement and certain exception-based, back-office support services such as chargeback resolution.

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

Discount rates vary based on negotiations with merchants and the economic characteristics of transactions and take many forms, such as interchange plus our fee or a bundled rate that includes all fees. Interchange rates also vary based on the economic characteristics of individual transactions. Accordingly, our fee per transaction varies across our merchant base and is subject to change based on changes in discount rates and interchange rates. Our revenues on a transaction generally reflect the merchant discount, less interchange fees and payment network fees. Our profit is revenues less operating expenses, including systems costs to process the transaction and commissions paid to our sales force or external partner. Payment network fees are charged by the card brands, in part, based on the value of transactions processed through their networks.

How A Payment Transaction Works

globalpayments
Acquirer
Authorization and Transaction Data
Authorization and Transaction Data
Card Issuer
Card Network
$98.50
Funding Instructions
$1.50
Transaction Data
$2.00
Monthly Statement
$98.50
$100.00
Bill
$100.00
Member Settlement Bank
Merchant
Goods and Services
Present Card
Card Holder

Issuer Solutions

Our Issuer Solutions business, which is presented as a discontinued operation, is a leading provider of comprehensive commerce solutions supporting the payment ecosystem for issuers. Our offerings include core processing, enterprise tokenization, cardholder payments, authorizations, card production, document production and archival, contact center services, managed services, fraud strategy, implementation services, consulting solutions and professional services. We also provide specialized solutions such as virtual cards, accounts payable and expense management, commercial processing and real-time alerts.

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

We have undertaken a comprehensive modernization of the Issuer Solutions business, encompassing both technology and operations. These efforts enable us to deploy our cloud-native products and services across diverse market segments, use cases and geographic regions with increased agility and speed to market, all within a secure and compliant framework. The modernization of our core processing platform allows us to deliver enhanced, unified capabilities, greater operational efficiencies and innovative features for our clients, while also offering our full suite of capabilities in a modular format or as a comprehensive, integrated solution. We completed the development and commercial launches of our modernized client-facing applications in 2025.

Issuer Solutions revenues are primarily derived from long-term processing contracts with financial institutions and other financial services providers. Payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements generated and/or mailed, managed services, cards embossed and mailed, and other processing services for cardholder accounts on file. Most of these customer contracts have prescribed annual minimums, penalties for early termination, and service level agreements that may affect contractual fees if specified service levels are not achieved. Issuer Solutions revenues also include software subscription, licensing fees, loyalty redemption services and professional services.

Industry Overview

The payments technology industry provides financial institutions, businesses and consumers with payment processing services, merchant acceptance solutions and related business management software and value-added services. The industry continues to grow as a result of wider merchant acceptance and increased use of credit and debit cards, advances in payment solutions and processing technology and migration to ecommerce, omnichannel and contactless payment solutions. The proliferation of credit and debit cards, as well as other digital payment solutions, has made the acceptance of digital payments a necessity for many businesses, regardless of size, in order to remain competitive. Certain macroeconomic drivers have further accelerated the use of digital payments, the need for development of technologies and digital-based solutions and the expansion of ecommerce, omnichannel and contactless payment solutions. The increased use of cards and the availability of more sophisticated technology services to all market segments have resulted in an increasingly competitive and specialized industry.

Strategy

We seek to become the worldwide partner of choice for commerce solutions by providing our clients with a broad suite of world-class, differentiated products and services that make everyday commerce better. We are also committed to excellence in execution, and delivering flawlessly at scale globally.

We benefit from the adoption of, and transition to, card and digital-based payments and are focused on expanding our share in our existing markets through software and service innovation leveraging our industry-leading direct and distribution channels, as well as through targeted bolt-on acquisitions to improve our offerings and scale. We also seek to enter and expand in markets through acquisitions, alliances and joint ventures around the world where we are best positioned for differentiation and scale.

Consistent with this focus, we are pursuing the following strategic priorities:

•Enhancing our capabilities in cloud-based POS and software solutions in select vertical markets;

•Further investing in our leadership position in integrated payments and embedded solutions where we offer tailored operating models and commercial structures for partners and clients;

•Leveraging our core payments channels globally to build on our broad capabilities, providing further growth opportunities;

•Delivering innovative commerce enablement solutions globally to expand our position as a client-centric, product -led company, including investing in AI capabilities and strategic partnerships to position our platforms to support agent-driven commerce; and

•Enabling frictionless, best-in-class customer experiences, creating longer-term relationships.

Competitive Strengths

We believe that our competitive strengths include the following:

•Technology Solutions - We provide innovative payment technology solutions, as well as enterprise software and other commerce enablement solutions, that enable our customers to operate their businesses more efficiently, increase sales and simplify the payments process, regardless of the channel through which the transaction occurs. We believe our robust technology solutions will continue to differentiate us in the marketplace and position us for continued growth.

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

•Disciplined Acquisition Approach - Our proven track record for selectively and successfully sourcing and closing acquisitions and joint ventures in existing and new markets positions us well for future growth and as an attractive partner for potential acquisition targets.

Competition

We compete with a large variety of companies - financial institutions, financial technology companies, traditional payment providers, new market entrants, and others, both large and small. The markets for the services we provide are highly fragmented and competitive. Many of these providers compete with us across our segment, markets and geographies. Some of these competitors possess greater financial, sales and marketing resources than we do. We expect the payments technology industry to become more competitive over time, as advances in technology enable new entrants, barriers to entry fall and existing providers expand their services, both operationally and geographically.

Our Merchant Solutions segment competes with financial institutions, merchant acquirers and other financial technology companies that provide businesses with merchant acquiring, business management software and related services. In the United States, we compete with a large number of providers, including but not limited to Fiserv, Inc. ("Fiserv"), Chase Paymentech Solutions, LLC, Elavon, Inc., a subsidiary of U.S. Bancorp, Bank of America Merchant Services, Wells Fargo Merchant Services, Toast, Inc., Stripe, Inc. ("Stripe"), Shopify Inc. and Block Inc. ("Block"). While these are our primary competitors in the merchant acquiring space, our vertically focused businesses in the United States compete with numerous other providers in their respective verticals.

Internationally, financial institutions remain the primary providers of payment technology services to merchants, although the outsourcing of these services to third-party service providers is becoming more prevalent. We compete outside the U.S. with financial institutions in the markets in which we operate, as well as providers such as Worldline, Nexi, Adyen, Block and Stripe. We have seen competition internationally increase and expect that trend to continue as new companies enter our markets and existing competitors expand or consolidate their product lines and services.

Issuer Solutions, which is presented as a discontinued operation, encounters competition from other third-party payment card processors, the card brands, core banking platform providers, independent software vendors, B2B providers, and various other firms that deliver services to payment card issuers in the markets we serve, as well as financial institutions who provide such services in-house. Our competitors in this business include, but are not limited to, Fiserv, FIS, Marqeta, Nexi, Worldline, i2c, Bill.com, AvidExchange, Billtrust, Adyen, Stripe and Zeta.

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

Human Capital Management

Our overall workforce strategies are developed and managed by our Chief People, Culture and Change Officer, who reports to our CEO. More broadly, the Board of Directors and the Compensation Committee of our Board of Directors ("Compensation Committee") provide oversight on certain culture and human capital management topics and succession plans for critical talent. We regularly engage with our team members through a variety of forums, including periodic surveys, to help us understand their perspectives related to workplace culture, engagement, access, talent management and well-being and to inform our human capital strategies and initiatives. The results of these interactions are also leveraged to further develop our talent management initiatives. Moreover, the Board of Directors also reviews critical feedback and receives updates on management’s plans in response thereto.

Team Member Population

As of December 31, 2025, we conducted business around the world, with approximately 26,000 team members living and working in 37 countries. As of December 31, 2025, approximately 50% of our workforce resided in the Americas, 22% in Europe and 28% in Asia Pacific. These team member statistics include Issuer Solutions, which is classified as a discontinued operation in our consolidated financial statements. Many of our team members are highly skilled in technical areas specific to payment technology and software solutions.

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

The rules also contain prohibitions on network exclusivity and merchant routing restrictions that require a card issuer to enable at least two unaffiliated networks on each debit card, prohibit card networks from entering into exclusivity arrangements and restrict the ability of issuers or networks to mandate transaction routing requirements. The prohibition on network exclusivity has not significantly affected the Company's ability to pass on network fees and other costs to customers, nor do we expect it to in the future.

Consumer Protection

The Federal Trade Commission (“FTC”) regulates non-bank businesses and, among other things, protects consumers against unfair and deceptive practices. We provide payment processing services to businesses, but because our services enable consumer commerce and consumer spending, the FTC may regulate our business and services. The FTC may determine that our business engages in unfair or deceptive practices which harm consumers, that we have enabled merchant fraud by failing to establish sufficient fraud monitoring and fraud prevention policies, or that we deploy deceptive marketing strategies which fail to accurately describe our services, fees, pricing, or the allocation of risks to our customers and to consumers. The FTC could bring an action against our business, which could result in monetary sanctions, mandates to terminate certain services, enhanced monitoring and compliance requirements, and reputational damage.

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

Financial Institution Regulations

Certain of our subsidiaries hold payment institution ("PI") licenses. These subsidiaries are subject to regulation and oversight in the jurisdictions in which they operate. Company subsidiaries hold PI licenses in Poland, Greece, Germany, Spain, Malta and the Czech Republic, as well as similar licenses in the United Kingdom. As a PI license holder, the relevant subsidiary is subject to regulation and oversight in the applicable jurisdiction, which may include, among other obligations, a requirement to maintain specific regulatory capital and adhere to certain rules regarding the conduct and operation of its business. The revised Payment Services Directive and the requirements under the Digital Operational Resilience Act ("DORA") and reporting obligations in respect of the Central Electronic System of Payment Information came into effect in January 2025 and introduced a broad set of requirements applicable to financial institutions, including our European PIs, concerning the security of network and information systems supporting their business processes, in particular in relation to the management of information communication and technology ("ICT") risks. There is also regulatory supervision of ICT service providers designated as “critical” by the European Supervisory Authorities.

Because the Issuer Solutions business provides digital payment processing services to banks and other financial institutions, we may be subject to examination by the Federal Financial Institutions Examination Council (the "FFIEC"), an interagency body comprised primarily of federal banking regulators, and is also subject to supervision or examination, as may be applicable, by various state and international financial regulatory agencies that supervise and regulate the financial institutions to whom we provide digital payment processing and other payment related services. The FFIEC examines large data processors in order to identify and mitigate risks associated with systemically significant service providers, including specifically the risks they may pose to the banking industry.

Privacy, Information Security and Other Business Practices Regulation

Aspects of our business are subject, directly or indirectly, to privacy and data protection regulations in the United States, the United Kingdom, the European Union ("EU") and elsewhere. In most of the countries in which we operate, these laws impose requirements on the manner in which personal information can be collected, processed, stored, transferred and shared. They also impose requirements, which vary materially by jurisdiction, in the event of a personal data breach.

Compliance with the data protection regulations applicable to us, our partners and our customers requires increasing resources devoted to monitoring changes and developing solutions for our affected businesses. Maintaining compliance over time could require substantive technology infrastructure and process changes across many of the Company’s businesses. Noncompliance with the EU General Data Protection Regulation (“GDPR”), the Gramm-Leach-Bliley Act ("GLBA"), the California Consumer Privacy Act, the California Privacy Rights Act and other state and international privacy laws or similar regulations could lead to substantial regulatory fines and penalties, or in some cases, damages resulting from private causes of action. Evolving data localization requirements or preferences may affect how we provide services to customers in regions like the EU and Asia-Pacific. Additionally, evolving sector-specific regulations that affect the payments industry may introduce overlap or conflict with data privacy regulations, and these conflicts in regulatory requirements may affect our operations.

We also rely upon third parties (such as suppliers and other partners) to facilitate or enable our business activities, and we require that they are similarly in compliance with applicable regulations.

New regulations (including the EU Artificial Intelligence Regulation, new state laws in the United States or a possible federal privacy law) and new interpretations of existing regulations, such as the Federal Trade Commission ("FTC") Act, GLBA, the GDPR, the California Invasion of Privacy Act and the Federal Wiretap Act, could create new privacy rights for individuals and new obligations for companies handling personal information. These regulations could limit our ability to use and share personal or other data and increase costs related to compliance. In addition, emerging technologies including innovations in machine learning and artificial intelligence ("AI") are expected to continue to drive regulation targeted to the specific risks anticipated from these technologies.

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

Sustainability

Certain governments around the world are adopting laws and regulations pertaining to sustainability performance, transparency and reporting. Certain regulators in Europe and the U.S. have also focused efforts on increased disclosure related to climate change and mitigation efforts. The EU recently adopted the European Sustainability Reporting Standards and the Corporate Sustainability Reporting Directive that impose disclosure of the risks and opportunities arising from social and environmental issues and on the effect of companies’ activities on people and the environment. In March 2024, the SEC adopted final rules that require disclosure of certain climate-related information; however, in April 2024, the SEC stayed the rules pending judicial review and halted its defense of the rules in 2025. In October 2023, California enacted the Climate-Related Financial Risk Act (SB 261) and the Climate Corporate Data Accountability Act (SB 253). In January 2026, the Ninth Circuit Court of Appeals enjoined SB 261 for the time that appeals remain pending before the Ninth Circuit. International sustainability disclosure standards have also been produced (and further standards will be produced) under the auspices of the International Sustainability Standards Board, which some countries (such as the United Kingdom) have indicated they may incorporate into sustainability disclosure standards required of certain companies.

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

Certain materials relating to our corporate governance, including our codes of ethics applicable to our directors, senior financial officers and other employees, also are available in the investor relations section of our website. Copies of our filings, specified exhibits and corporate governance materials are available, free of charge, by writing to us using the address on the cover of this Annual Report on Form 10-K. You may also telephone our investor relations office directly at (770) 829-8478. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

Risks Related to Our Business Model and Operations

•Our inability to protect our systems and data from continually evolving cybersecurity threats or other technological risks could adversely affect our ability to deliver our services; damage our reputation among our customers, card issuers, financial institutions, card networks, partners and cardholders; adversely affect our continued card network registration or membership and financial institution sponsorship; and expose us to lost revenues, penalties, fines, liabilities, legal claims and defense costs.

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

•We may be unable to integrate the business of Worldpay successfully or realize the anticipated benefits of the Worldpay Acquisition, which could adversely affect our business, financial condition, results of operations and cash flows.

•The integration and conversion of our acquired operations or other future acquisitions, if any, could result in increased operating costs if the anticipated synergies from the combination are not achieved on a timely basis or at all or in the way that they were anticipated, a loss of strategic opportunities if management is distracted by the integration process and a loss of customers if our service levels drop during or following the integration process.

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

•Our revenues from the provision of services to merchants that accept Visa and Mastercard, or any other network, are dependent upon our continued Visa and Mastercard registrations, financial institution sponsorship and, in some cases, continued membership in certain card networks.

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

•Our future growth depends in part on the continued expansion within the markets in which we already operate, the emergence of and our successful entry into new markets and the continued availability of alliance relationships as well as strategic acquisition and joint venture opportunities.

•There may be a decline in the use of cards and other digital payments as a payment mechanism for consumers or other adverse developments affecting the card industry in general.

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

•If our enterprise segment merchants direct significant transaction volume away from us to other providers, it could adversely affect our business, financial condition, results of operations and cash flows.

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

Risks Related to General Economic Conditions

•We are subject to changes to the macroeconomic and geopolitical environment, health and social events or conditions, the business cycles and credit risk of our customers and the overall level of consumer, business and government spending, which we cannot control and could adversely affect our business, financial condition, results of operations and cash flows.

•Investor and other stakeholder interest in our sustainability practices, and our disclosed performance and aspirations for these practices, may, from time to time, result in additional considerations or expectations and expose us to risks.

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

Risks Related to Our Business Model and Operations

Our inability to protect our systems and data from continually evolving cybersecurity threats or other technological risks could adversely affect our ability to deliver our services; damage our reputation among our customers, card issuers, financial institutions, card networks, partners and cardholders; adversely affect our continued card network registration or membership and financial institution sponsorship; and expose us to lost revenues, penalties, fines, liabilities, legal claims and defense costs.

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

We are a regular target of malicious attempts to identify and exploit system vulnerabilities, and/or to penetrate or bypass our security measures, in order to gain unauthorized access to our networks and systems or those of our associated third parties. Such attempts at unauthorized access can lead, and occasionally have led, to the compromise of sensitive, business, personal or confidential information. To mitigate these risks, we follow a defense-in-depth model for cybersecurity, meaning we proactively seek to employ multiple methods at different layers to defend our systems against intrusion and attack and to protect the data we possess. We have adopted policies and procedures as part of our information security program, as well as an incident response plan, that are designed to facilitate the identification, assessment and management of those risks, including any risks that have the potential to be material. Our information security program, which is designed to address cybersecurity risks and is subject to oversight by both the Board of Directors and management, includes technical, physical and administrative controls that are designed to maintain the confidentiality, integrity and availability of our information and technical assets. However, we cannot provide any assurance that these cybersecurity risk management processes and controls will be fully complied with or effective, and we cannot be certain that these measures or others will always be successful or will always be sufficient to counter, or to rapidly detect, contain and remediate all current and emerging technology threats.

More specifically, our computer systems and/or our associated third parties’ computer systems have been, and we expect will continue to be, targeted on a regular basis, and our data protection measures may not prevent, and occasionally have not prevented, unauthorized access. The techniques used to obtain unauthorized access, disable or degrade services or sabotage systems change frequently. These techniques are often difficult to detect and they continually evolve and may become more sophisticated. These threats may be facilitated and exacerbated by the use of AI technologies, which may increase system complexity, expand data usage, and introduce new attack surfaces or modes of exploitation. Threats to our systems and our associated third parties’ systems can derive from human error or malicious actions by employees or third parties, including state-sponsored organizations with significant financial and technological resources. In addition, we have experienced and may continue to experience system disruptions or delays caused by computer viruses and other malware or vulnerabilities that could infect our systems or those of our associated third parties. Denial of service, ransomware, phishing attempts, brute force attacks, exploiting software vulnerabilities (including “zero-day attacks”), supply chain attacks and other events or other methods of attacks could be launched against us for a variety of purposes, including to interfere with our services or to create a diversion for other malicious activities. Our defensive measures may not prevent downtime, unauthorized access or misuse of sensitive data. We have experienced all of the incident types described in this paragraph in the past, and we cannot guarantee that we will be able to detect and prevent all such incidents in the future. While we maintain first- and third-party insurance policies that may provide coverage for certain aspects of cybersecurity risks, such insurance coverage may be insufficient to cover all losses resulting from an incident.

Companies we acquire may also require implementation of additional cybersecurity defense controls or processes to align with our information security program and, as a result, there may be a period of heightened risk between the acquisition date and the completion of such implementation. Furthermore, certain of our third-party relationships are subject to our vendor management program and are governed by written contracts that contain requirements relating to information security. We have designed our risk identification, assessment and management processes and procedures to account for cybersecurity risks associated with our use of third-party service providers. However, we do not control the actions of our associated third parties, and any disruptions in their services caused by cybersecurity attacks and/or security breaches could adversely affect our ability to service our customers or otherwise conduct our business.

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

Any type of security incident, cybersecurity attack, unintentional or intentional disclosure of sensitive business and personal information, or misuse of data described above or otherwise, whether experienced by us or an associated third party, could harm our reputation; deter existing and prospective customers from using our services or from making digital payments generally; cause a loss of revenue; increase our operating expenses in order to contain and remediate the incident; expose us to unanticipated or uninsured liability; disrupt our operations (including potential service interruptions); distract our management; increase our risk of litigation or regulatory scrutiny; and result in the imposition of penalties and fines under state, federal and foreign laws or by the card networks (which may not be covered by our insurance policies). Removal from the networks' lists of Payment Card Industry Data Security Standard ("PCI DSS") compliant service providers could mean that existing customers, sales partners or other third parties could cease using or referring others to our services. Also, prospective merchant customers, sales partners or other third parties could choose to terminate negotiations with us, or delay or choose not to consider us for their processing needs.

In addition, as a global company, we are increasingly subject to complex and varied cybersecurity incident reporting requirements across numerous jurisdictions. With the often short timeframes required for cybersecurity incident reporting, there is a risk that we or our associated third parties will fail to meet the reporting deadlines for any given incident. Regardless of where an incident occurs, it may take considerable time for us to investigate and evaluate the full impact of a cybersecurity incident, particularly in the case of a sophisticated attack. These factors may inhibit our ability to provide prompt, full and reliable information about the cybersecurity incident to our customers, partners and regulators, as well as to the public. If we are unable to comply with reporting requirements, we could be subject to monetary damages, civil and criminal penalties, litigation, investigations and proceedings and damage to our reputation.

Any of the foregoing could adversely affect our business, financial condition and results of operation.

Software and hardware defects, failures, undetected errors and development delays could affect our ability to deliver our services, damage customer relations, expose us to liability and have an adverse effect on our business, financial condition and results of operations.

Our core services are based on software and computing systems that may encounter development delays, and the underlying software may contain undetected errors, viruses, defects or vulnerabilities. The hardware infrastructure on which our systems run may have faulty components or fail. Defects in our software services, underlying hardware or errors or delays in our processing of digital transactions could result in additional development costs, diversion of technical and other resources from our other development efforts and could result in loss of business, loss of credibility with current or potential customers, harm to our reputation and exposure to liability claims. We may not be able to effectively mitigate these risks or to implement new technology to address these risks in a timely fashion.

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

We depend on the efficient and uninterrupted operation of our computer systems, software, data centers and telecommunications networks, as well as the systems and services of third parties. Not only could we suffer damage to our reputation in the event of a system outage or data loss, but we could also be liable to third parties. Certain of our contractual agreements with customers require the payment of penalties if we do not meet certain operating standards. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire; climate-related events, including extreme weather events; natural disasters; pandemics; power loss; telecommunications failure; terrorist acts; war; unauthorized entry; cybersecurity attacks; human error; hardware failure; and computer viruses, vulnerabilities or other defects. We have been and continue to be exposed to defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures, or other difficulties (including those related to system relocation), which could result in loss of revenues, loss of customers, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, litigation expenses, fines and other sanctions imposed by card networks or regulators and/or diversion of technical and other resources. There is also a risk that third-party suppliers of hardware and infrastructure required to support our employee productivity or our suppliers could be affected by supply chain disruptions or delays caused by the events described above. An extended supply chain disruption could also affect the delivery of our services. In addition, if we are unable to renew or renegotiate our agreements with key suppliers on favorable terms to us or at all, or find alternative third-party providers, our services may be affected. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be unable to integrate the business of Worldpay successfully or realize the anticipated benefits of the Worldpay Acquisition, which could adversely affect our business, financial condition, results of operations and cash flows.

The acquisition and integration of Worldpay involves a number of risks. The combination of two independent businesses is complex, costly and time consuming, and we will be required to devote significant management attention and resources to integrating the business practices and operations of Worldpay. Potential difficulties that we may encounter as part of the integration process include the following:

•The inability to successfully combine the business of Worldpay in a manner that permits us to achieve, on a timely basis, or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the acquisition;

•Complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other stakeholders (with such complexities heightened because we are managing the separation of our Issuer Solutions business, which was recently divested to FIS, at the same time we are managing the integration of Worldpay);

•Our ability to retain personnel after the Worldpay Acquisition, including Worldpay's key management, who may be critical to our future operations, which could disrupt our operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs;

•Our ability to manage the combined, now significantly larger, Merchant Solutions business, including challenges related to management and monitoring of new operations and the associated increased costs and complexity of the combined business;

•Our ability to realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Worldpay Acquisition;

•Potential adverse reactions or changes to business relationships resulting from the Worldpay Acquisition, including as it relates to our or Worldpay's ability to successfully renew existing client contracts on favorable terms or at all and obtain new clients;

•Potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition; and

•Diversion of the attention of management and the disruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these factors could affect our ability to maintain relationships with customers, suppliers, employees and other stakeholders or achieve the anticipated benefits of the Worldpay Acquisition, which could adversely affect our business, financial condition, results of operations and cash flows.

The integration and conversion of our acquired operations or other future acquisitions, if any, could result in increased operating costs if the anticipated synergies from the combination are not achieved on a timely basis or at all, a loss of strategic opportunities if management is distracted by the integration process and a loss of customers if our service levels drop during or following the integration process.

The acquisition, integration, and conversion of businesses and the formation or operation of alliances or joint ventures and other partnering arrangements involve a number of risks, including our acquisition and integration of Worldpay. Core risks are in the area of valuation (negotiating a fair price for the business based on, in certain cases, limited diligence) and integration and conversion (managing the complex process of integrating the acquired company's people, services, information security and technology and other assets to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions, joint ventures and alliances often involve additional or increased risks, including, for example: managing geographically separated organizations, systems, and facilities; integrating personnel with diverse cultural and business backgrounds and organizational cultures; complying with foreign regulatory requirements; fluctuations in currency exchange rates; enforcement of intellectual property rights in some foreign countries; difficulty entering new foreign markets due to, among other things, regulatory licensure, customer acceptance and business knowledge of those new markets; and general economic and political conditions. See “—Risks Related to General Economic Conditions—We are subject to economic and geopolitical risk, health and social events or conditions, the business cycles and credit risk of our customers and the overall level of consumer, business and government spending, which could adversely affect our business, financial condition, results of operations and cash flows.” for further information about how general economic conditions could adversely affect our business, financial condition, results of operations and cash flows.

If the integration and conversion process with respect to the Worldpay Acquisition and other acquisitions does not proceed smoothly or on a timely basis, the following factors, among others, could reduce our revenues and earnings, increase our operating costs and result in us not achieving projected synergies, each adversely affecting our business, financial condition, results of operations and cash flows:

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

•The acquisition or joint venture may otherwise cause disruption to, as applicable, our, the acquired company’s or our joint venture partners' current and future business and operations and relationships with financial institution sponsors, customers, merchants, employees and other partners;

•There may be potential adverse reactions or changes to business relationships resulting from the acquisition or joint venture, including as it relates to our or the acquired company's or our joint venture partners' ability to successfully renew existing client contracts on favorable terms or at all and obtain new clients;

•The acquisition or joint venture and the related integration could divert the attention of our management from other strategic matters;

•The data security, cybersecurity and operational resilience posture of the acquired entities, joint ventures or companies we invest in or partner with, may not be adequate and may be more susceptible to a system failure, service disruption or cybersecurity incident or attack; and

•The costs related to the integration of the acquired business and operations into ours may be greater than anticipated or such integration and achievement of cost savings could come at the expense of other aspects of our operations, including degradation of products and services, which may incur additional and/or unexpected costs in order to realize these cost savings.

The payments technology industry is highly competitive and highly innovative, and some of our competitors have greater financial and operational resources than we do, which may give them an advantage with respect to the pricing of services offered to customers and the ability to develop new and disruptive technologies.

We operate in the payments technology industry, which is highly competitive and highly innovative. In this industry, our primary competitors include other independent payment processors, card processing firms, third-party card processing software institutions, as well as financial institutions, ISOs, payment facilitators and, potentially, card networks. Some of our current and potential competitors may be larger than we are and have greater financial and operational resources or brand recognition than we have. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a direct member for participation in the card networks, as we do in certain jurisdictions, and may be able to settle transactions more quickly for merchants than we can. These financial institutions may also provide payment processing services to merchants at lower margins or at a loss in order to generate banking fees from such merchants. It is also possible that larger financial institutions could decide to perform in-house some or all of the services that we currently provide or could provide. These attributes may provide them with a competitive advantage in the market.

Furthermore, we are facing increasing competition from nontraditional competitors, including new entrant technology companies, who offer certain innovations in payment method acceptance and processing. Some of these competitors utilize proprietary software and service solutions. Some of these nontraditional competitors have significant financial resources and robust networks and are highly regarded by consumers. In addition, some nontraditional competitors, such as private companies or startup companies, may be less risk averse than we are and, therefore, may be able to respond more quickly to market demands. These competitors may compete in ways that minimize or remove the role of traditional card networks, acquirers, issuers and processors in the digital payments process. If these nontraditional competitors gain a greater share of total digital payments transactions, it could have an adverse effect on our business, financial condition, results of operations and cash flows.

In order to remain competitive and to continue to increase our revenues and earnings, we must continually and quickly update our services, a process that could result in higher costs and the loss of revenues, earnings and customers if the new services do not perform as intended or are not accepted in the marketplace.

The payments technology industry in which we compete is characterized by rapid technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of projects, including the development of new platforms, products, mobile payment applications, ecommerce services and other new offerings emerging in the payments technology industry. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and implementation and performance problems, which could in turn lead to impairment of long-lived assets associated with projects. In the payments technology industry, these risks are even more acute. Any delay in the delivery and implementation of new services or the failure to differentiate our services could render our services less desirable to customers, or possibly even obsolete. Furthermore, as the market for alternative payment processing services evolves, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new services targeted at this market, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our revenues from the provision of services to merchants that accept Visa and Mastercard, or any other network, are dependent upon our continued Visa and Mastercard registrations, financial institution sponsorship and, in some cases, continued membership in certain card networks.

In order to provide our Visa and Mastercard transaction processing services, we must be either a direct member or registered as a merchant processor of Visa and Mastercard, respectively. Registration as a merchant processor is dependent upon our being sponsored by members of each organization in certain jurisdictions. If a sponsor financial institution in any of the markets in which we currently, or in the future may, operate should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to attain direct membership with the card networks, either of which could prove to be difficult and expensive. Relatedly, transitioning to a new sponsor financial institution requires technical development work, which takes time and investments. If we were unable to find a replacement financial institution to provide sponsorship or transition to a new sponsor financial institution in a timely manner or attain direct membership, we may no longer be able to provide processing services to affected and potential customers in that market, which could adversely affect our business, financial condition, results of operations and cash flows. Furthermore, some agreements with our financial institution sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our sponsors' discretionary actions under these agreements could have a material adverse effect on our business, financial condition and results of operations. In connection with direct membership, the rules and regulations of various card associations and card networks prescribe certain capital requirements. Any increase in the capital level required would limit our use of capital for other purposes.

The termination of our registration, or any changes in the rules of Visa or Mastercard or any other network that would impair our registration or prevent us from providing services to our customers, could require us to stop providing payment processing services or prevent us from successfully submitting transactions to such network, which would make it impossible for us to conduct our business on its current scale. The rules of the card networks may be influenced by card issuers, and some of those issuers also provide acquiring services and may be our competitors. If we fail to comply with the applicable requirements of the card networks, the card networks could seek to fine us, suspend us or terminate our registrations or membership. The termination of our registrations or our membership or our status as a merchant processor, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows. If a merchant fails to comply with the applicable requirements of the card associations and networks, we, the merchant or, in some cases the ISO, could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect or pursue collection of such amounts from the applicable merchant or, in some cases the ISO, we may have to bear the cost of such fines or penalties, resulting in lower earnings for us.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business, financial condition and results of operations may be adversely affected.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If such financial institutions should stop providing clearing services, we would have to find other financial institutions to provide those services. If we were unable to find a replacement financial institution, we may no longer be able to provide processing services to certain customers, which could adversely affect our business, financial condition, results of operations and cash flows.

Increased merchant, referral partner, ISO or payment facilitator attrition could cause our financial results to decline.

We experience attrition in merchant credit and debit card processing volume resulting from several factors, including merchant closures, loss of merchant accounts to our competitors, unsuccessful contract renewal negotiations and account closures that we initiate for various reasons, such as heightened credit risks or contract breaches by merchants. Our referral partners are a significant source of new business. If a referral partner switches to another transaction processor, terminates our services, internalizes payment processing functions that we perform, merges with or is acquired by one of our competitors or shuts down or becomes insolvent, we may no longer receive new merchant referrals from such referral partner, and we risk losing existing merchants that were originally enrolled by the referral partner. We cannot predict the level of attrition in the future, and it could increase. Higher than historical attrition may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our future growth depends, in part, on the continued expansion within the markets in which we already operate, the emergence of and our successful entry into new markets and the continued availability of alliance relationships as well as strategic acquisition and joint venture opportunities.

Our future growth and profitability also depend on our ability to deepen our presence in our existing markets, benefit from the further development of these markets, and capitalize on the emergence of new markets for payment technology and software solutions. As part of our strategy, we look for acquisition and joint venture opportunities, investments and alliance relationships with other businesses, including referral partners, ISOs and other financial institutions, that will allow us to increase our market penetration, technological capabilities, service offerings and distribution capabilities. We may not be able to successfully identify suitable acquisition, joint venture, investment and alliance candidates in the future; and if we do, they may not provide us with the value and benefits we anticipate, which may inhibit our growth prospects and adversely affect our business, financial condition and results of operations.

Our expansion into new markets is also dependent upon our ability to apply our existing technology or to develop new applications to meet the particular service needs of each new market. We may not have the financial or technological resources necessary to develop effective and secure services and distribution channels that will satisfy the demands of these new markets. If we fail to expand into new and existing markets for payment technology and software solutions, we may not be able to continue to grow our revenues and earnings.

Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by a variety of factors, including adverse financial conditions, trade tensions and increased global scrutiny of foreign investments. A number of countries, including countries in Europe and the Asia-Pacific region, have implemented or are considering restrictions on foreign investments. Governments may continue to tighten or expand economic sanctions, tariffs or trade restrictions of this nature, and such restrictions could adversely affect our business, financial condition and results of operations.

Furthermore, our future success will depend, in part, upon our ability to integrate and manage our expanded business, which could pose substantial challenges for our management team, including managing and monitoring new operations and the associated costs and complexity.

There may be a decline in the use of cards and other digital payments as a payment mechanism for consumers, or other adverse developments affecting the card industry in general.

If consumers do not continue to use credit, debit or other digital payment methods of the type we process as a payment mechanism for their transactions, or if there is a change in the mix of payments between cash, checks, credit cards and debit cards that is adverse to us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Consumer credit risk may make it more difficult or expensive for consumers to access credit facilities such as credit cards. In addition, regulatory changes may lead financial institutions to impose additional fees on the use of credit or debit cards, which could reduce card usage. In each case, our business, financial condition, results of operations and cash flows could be adversely affected.

We incur chargeback losses when our merchants refuse or cannot reimburse us for chargebacks resolved in favor of their customers. Any increase in chargebacks not paid by our merchants could adversely affect our business, financial condition, results of operations and cash flows.

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant's account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we may bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. Worldpay provides services to a large portfolio of high risk merchants who promise future delivery of goods and services, and upon our acquisition of Worldpay, we have increased exposure to merchants who present a heightened financial risk to our business. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have policies to manage merchant-related credit risk and attempt to mitigate such risk by requiring collateral and monitoring transaction activity. These risk mitigation processes and policies do not guarantee that we will not experience losses in connection with merchant chargebacks. Events outside of our control and outside of a merchant’s control, including macroeconomic trends, geopolitical developments, and natural disasters may increase the likelihood of chargebacks to certain merchants and, accordingly, losses to our business. Notwithstanding our programs and policies for managing credit risk, it is possible that a default on such obligations by one or more of our merchants could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Fraud by merchants or others and losses from overdrawn cardholder accounts could have an adverse effect on our business, financial condition, results of operations and cash flows.

We have potential liability for fraudulent digital and other payment transactions or credits initiated by merchants or others. Criminals are using increasingly sophisticated methods to engage in illegal activities, such as counterfeiting and fraud. Failure to effectively manage risk and prevent fraud could increase our chargeback losses or cause us to incur other liabilities. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As of December 31, 2025, our allowance for credit losses increased to $50.2 million from $24.0 million as of December 31, 2024, a 109% increase. The accompanying consolidated financial statements reflect management’s estimates and assumptions related to allowances for transaction and credit losses utilizing the most currently available information. Actual losses could differ materially from those estimates.

If our enterprise segment merchants direct significant transaction volume away from us to other providers, it could adversely affect our business, financial condition, results of operations and cash flows.

Many merchants in our enterprise merchant segment have non-exclusive agreements with multiple providers of payment processing services and receive services simultaneously from multiple providers. These large merchants frequently have the contractual right and the technical capabilities to redirect and reallocate transaction volume between payment processors at any time and in their discretion. There are many reasons why an enterprise merchant may decide to direct transaction volume away from us including a failure by us to provide services in accordance with merchants’ expectations and an offer for more competitive pricing by another provider. If our enterprise customers shift significant transaction volume to other providers, it will adversely affect our business, financial condition, results of operations and cash flows.

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

From time to time, we may dispose of businesses that do not meet our strategic objectives, such as the Issuer Solutions divestiture.

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

We are streamlining and simplifying our strategy, organization and operating environment through a transformation program to deliver a global unified operating company. These transformation activities began in the third quarter of 2024, continued in 2025 and are expected to continue into 2027. Our strategic initiatives may not deliver the expected benefits within the anticipated timeframes. In addition, these efforts may disrupt our business activities, which could adversely affect our business, financial condition and results of operation.

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

Our development and use of AI technology is ongoing. While we intend to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving these issues before they arise. AI technologies are complex and rapidly evolving, and the technologies that we develop or use may ultimately be flawed. For example, any direct or indirect use of AI and machine learning is subject to risks that algorithms and datasets are flawed or may be insufficient or contain biased information. In addition, the models and processes relating to AI and machine learning are not always transparent, which could increase the risk of unintended deficiencies. These deficiencies could result in inaccurate and ineffective decisions, predictions or analysis, which could subject us to competitive harm, legal liability, increased regulatory scrutiny, reputational harm or other consequences that we may not be able to predict, any of which could adversely affect our business, financial condition and results of operations.

Moreover, AI technology is subject to rapidly evolving domestic and international laws and regulations, which could impose significant costs and obligations on us. See "—Legal, Regulatory Compliance and Tax Risks—Our business is subject to government regulation and oversight. Any new implementation of or changes made to laws, regulations or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development and compliance efforts or have an unfavorable effect on our ability to continue to offer certain services, which could adversely affect our business, financial condition, results of operations and cash flows" for further information about the government regulation and oversight of AI technologies. As a result, our ability to leverage AI could be restricted by significant costs and costly legal requirements, which could adversely affect our business, financial condition and results of operations.

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

As a payments technology company, our business is affected by laws and complex regulations and examinations that affect us and our industry in the countries in which we operate. Regulation and proposed regulation of the payments industry have continued to increase significantly in recent years. Failure to comply with laws, regulations or guidelines may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines, have an adverse impact on our relationship with sponsor financial institutions or may cause customers or potential customers to be reluctant to do business with us, any of which could have an adverse effect on our financial condition.

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

Because we directly or indirectly offer or provide financial services to consumers, we are subject to prohibitions against unfair, deceptive, or abusive acts or practices under the Dodd-Frank Act. More generally, all persons engaged in commerce, including, but not limited to, us and our merchant customers, are subject to Section 5 of the FTC Act prohibiting unfair or deceptive acts or practices ("UDAP"). We also have businesses that are subject to credit reporting and debt collection laws and regulations in the U.S. Various federal and state regulatory enforcement agencies, including the FTC, the CFPB and the states’ attorneys general, may seek to take action against nonbanks that engage in UDAP or violate other laws, rules or regulations and, to the extent we are in violation of these laws, rules or regulations or are processing payments for a merchant that may be in violation of these laws, rules or regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities.

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

In addition, U.S. banking agencies and the SEC have adopted or proposed enhanced cybersecurity risk management rules and/or standards that could apply to us and that address cybersecurity risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. Several states and foreign countries also have adopted or proposed new privacy and cybersecurity laws covering these issues. Legislation and regulations on cybersecurity, data privacy and data localization may compel us to enhance or modify our systems, invest in new systems or alter our business practices or our policies on data governance, security and privacy. If any of these laws, rules or standards are applicable to us, our operational costs could increase significantly.

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

Various foreign taxing jurisdictions enacted local legislation formally adopting the Global Anti-Base Erosion Model Rules ("Pillar Two"), which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework. The Group of Seven (G7) countries have agreed that U.S. Multi-National Entities (“MNEs”) should be excluded from certain aspects of the Pillar Two global minimum tax rules in exchange for the U.S. not imposing retaliatory taxes. On January 5, 2026, the OECD released additional guidance and announced the Side-by-Side package which introduces simplifications and new safe harbors for U.S. MNEs.

The OBBBA and Pillar Two did not have a material effect on our financial statements for the year ended December 31, 2025, and we are continuing to evaluate the potential effect on future periods.

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

We operate in a rapidly changing industry. Accordingly, our current risk management policies and procedures may not be fully effective in identifying, monitoring and managing our risks. This assessment may be further complicated by any acquisitions we have completed or may complete. If our policies and procedures are not fully effective, or if we are not always successful in identifying and mitigating all risks to which we are or may become exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As a result of our acquisitions, a significant portion of our total assets are intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 40% of our total assets as of December 31, 2025. We expect to engage in additional acquisition or joint venture activity from time to time, which may result in our recognition of additional intangible assets, including goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to recognize an impairment charge, which would negatively affect our earnings. An impairment of a portion of our goodwill or other intangible assets could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to General Economic Conditions

We are subject to changes to the macroeconomic and geopolitical environment, health and social events or conditions, the business cycles and credit risk of our customers and the overall level of consumer, business and government spending, which we cannot control and could adversely affect our business, financial condition, results of operations and cash flows.

The global payments technology industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions, including but not limited to, recessions, inflation, rising interest rates, high unemployment, currency fluctuations, and rising energy prices, that adversely affect consumer confidence, discretionary income and changes in consumer purchasing and spending habits. Adverse economic conditions have at times affected, and may continue to adversely affect, our financial performance by reducing the number or average purchase amount of transactions made using digital payments. A reduction in the level of consumer spending could result in a reduction to our revenues and profits. If our customers make fewer sales to consumers using digital payments, or consumers using digital payments spend less per transaction, we will have fewer transactions to process or lower transaction amounts, each of which would contribute to lower revenues. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers to lower-cost solutions. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. When such conditions arise, we evaluate where we may be able to implement cost-saving measures, including those related to headcount and discretionary expenses.

Adverse macroeconomic conditions in any of our markets could force merchants or other customers to cease operations or petition for bankruptcy protection, resulting in lower revenue and earnings for us and greater exposure to potential credit losses and future transaction declines. We also have a certain amount of fixed costs, including rent, debt service, and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy. Changes in economic conditions could also adversely affect our future revenues and profits and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Investor and other stakeholder interest in our sustainability practices, and our disclosed performance and aspirations for these practices, may, from time to time, result in additional considerations or expectations and expose us to risks.

Our shareholders, customers and other stakeholders may periodically consider how corporations are addressing sustainability matters, which include environmental and corporate responsibility issues. Government regulators, investors, customers and the general public have shown varying degrees of focus on sustainability practices and disclosures, and views on these topics are diverse and subject to change. Developing and acting on initiatives to address sustainability matters may be costly, difficult and time consuming, and are subject to evolving reporting standards and/or contractual obligations.

We could also face potential negative publicity or receive feedback or proposals from shareholders, customers, partners, government entities or other stakeholders regarding our sustainability and governance matters. We have been the recipient of proposals from shareholders to promote their corporate responsibility positions, and we may receive other such proposals in the future. Such proposals may not be in our long-term interests or the interests of our shareholders and may divert management’s and our employees' attention away from operational or other strategic matters or create the impression that our practices are inadequate.

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

Cybersecurity risks identified through any of the foregoing mechanisms and submitted to our governance, risk, and compliance platforms are assessed by our internal risk management professionals, in collaboration with appropriate subject-matter experts ("SMEs"), pursuant to standards established by our Global Risk Management ("GRM") organization. Our internal risk management professionals work with the SMEs and other stakeholders to establish remediation plans for identified information security risks and to determine when risk acceptance might be a reasonable and appropriate solution. Issues relating to cybersecurity identified by Internal Audit are reported to the Technology Committee of our Board of Directors ("Technology Committee").

We manage risks associated with cybersecurity threats first and foremost through our information security program. We have implemented a comprehensive, layered security approach, across our computing environment that is designed to facilitate the reduction of cybersecurity risk through the establishment of technical, physical and administrative controls oriented towards the maintenance of the confidentiality, integrity and availability of our information and technical assets. The structure of the information security program is informed by the National Institute of Standards and Technology Cybersecurity Framework, and the program includes controls designed to facilitate the compliance of our cardholder data environments with the PCI DSS.

The information security program is under the responsibility of the Chief Information Security Officer ("CISO"), while governance and oversight is provided by the Technology Committee as set forth in the Technology Committee Charter. The CISO is responsible for assessing and managing risk from cybersecurity threats, as well as the strategy, execution and administration of the program, and reports directly to the Chief Technology Officer ("CTO"), while also maintaining reporting lines to the Technology Committee, its chair and the full Board of Directors.

Our CTO has extensive experience specializing in cloud migrations, launching innovative software products and advanced analytics as well as building high-performance development organizations. Our CISO has over 25 years of leadership experience managing global information technology, information security and IT infrastructure and operations.

We have also established a Management Risk Committee ("MRC"), composed primarily of executive management, which meets regularly and is responsible for identifying, assessing, prioritizing and monitoring action plans to mitigate key risks.

Our GRM organization, under the supervision of the Chief Risk Officer, leads our efforts to consider and assess threats to us and the risks that result therefrom, including cybersecurity threats and related risks. With support from the Information Security, Legal and Privacy teams, our GRM organization conducts periodic evaluations of our information security posture, manages regular meetings with the executive leadership team to discuss risk levels across the Company, and maintains and monitors risk tolerances and escalation criteria that drive executive and the board of director communications, as further described in our disclosures related to the Board of Directors oversight of material risks associated with cybersecurity threats.

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

Identification, Assessment, and Management of Third-Party Cybersecurity Risks

We have designed our risk identification, assessment and management processes and procedures to account for cybersecurity risks associated with our use of third-party service providers. In addition to performing periodic assessments of vendors that include evaluating those vendors for cybersecurity risks, we endeavor to reduce supply chain cybersecurity risks by: (1) seeking to impose contractual requirements on our counterparties related to the use and security of personal data and other confidential information, as well as compliance with applicable privacy and security laws, wherever required by law to do so; and (2) requiring new software integrations and connectivity with vendors to undergo an architectural review process that involves consultation with the information security function and other relevant stakeholders. Moreover, critical vendors receive periodic comprehensive risk assessments conducted by the vendor management office (a team within the GRM organization), in collaboration with Information Security and our Business Resiliency Governance ("BRG") team, that include a focus on the vendor’s cybersecurity practices.

Evaluation, Categorization, and Escalation of Cybersecurity Incidents

Our information security program includes an incident response plan that establishes (1) a framework for classifying security incidents according to their severity level, taking into account the nature and scope of the incident; and (2) protocols for the escalation of incidents, including to the attention of the Technology Committee as appropriate. The incident response plan is approved annually by the Board of Directors. We maintain a Global Security Operations Center ("GSOC"), staffed 24/7, and a Global Critical Incident Management ("GCIM") team, and the roles and responsibilities of the GSOC and GCIM in the incident response context are established by the incident response plan, as well as in associated playbooks and other procedural documentation. On an annual basis, we retain an outside consultant to develop and administer a simulation of a cybersecurity incident designed to test our response capabilities and capacity for effective cross-functional coordination in the wake of an incident and to inform management and the Technology Committee of the results of the exercise. We maintain a business resiliency program, overseen by the BRG team that is designed to facilitate our ability to respond, recover and resume services in the event of an incident that causes an operational disruption.

Discussion of Material Cybersecurity Risks and Incidents

We have not experienced any material cybersecurity incidents in the past calendar year and the expenses we have incurred from cybersecurity incidents during that period were not material. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. For a full discussion of cybersecurity risks, see the section entitled "Risk Factors" in Item 1A.

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

At every regular meeting of the Technology Committee, the CISO provides the Technology Committee with updates and changes to the state, strategy and risks related to the information security program as well as other security news and topics. Further, the Technology Committee and the Audit Committee of the Board of Directors receive quarterly reports from the Chief Risk Officer regarding our risk exposure related to significant information technology and information security practices.

The CISO and CTO meet regularly with the chair of the Technology Committee outside of committee meetings. In addition, the Board of Directors regularly receives information about these topics from the chair of the Technology Committee, the CTO, and management, and the Board of Directors is apprised directly of incidents as appropriate, pursuant to our incident response plan.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol "GPN." As of February 10, 2026, there were 10,480 shareholders of record.

On January 29, 2026, our Board of Directors declared a cash dividend of $0.25 per share payable on March 30, 2026 to common shareholders of record as of March 9, 2026. We expect to continue paying quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our Board of Directors and will depend upon various factors, including our operating results, financial condition and capital requirements.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares our cumulative total shareholder returns with the Standard & Poor's ("S&P") 500 Index and the S&P 500 Financials Index for the years ended December 31, 2025, 2024, 2023, 2022 and 2021. The line graph assumes the investment of $100 in our common stock, the S&P 500 Index and the S&P 500 Financials Index on December 31, 2020 and assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS*
Among Global Payments Inc., the S&P 500 Index and the S&P 500 Financials Index

*$100 invested on December 31, 2020 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

	Global Payments	S&P 500 Index	S&P 500 Financials Index

December 31, 2020	$100.00	$100.00	$100.00
December 31, 2021	$63.09	$128.71	$135.04
December 31, 2022	$46.75	$105.40	$120.81
December 31, 2023	$60.31	$133.10	$135.49
December 31, 2024	$53.70	$166.40	$176.89
December 31, 2025	$37.54	$196.16	$203.47

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2025.

Issuer Purchases of Equity Securities

Information about the shares of our common stock that we repurchased during the quarter ended December 31, 2025 is set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share, Excluding Commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

				(in millions)

October 1-31, 2025	2,051	$83.52	—
November 1-30, 2025	214	77.23	—
December 1-31, 2025	141	80.35	—
Total	2,406	$54.26	—	$676.5

(1)Our Board of Directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended December 31, 2025, pursuant to our employee incentive plans, we withheld 2,406 shares at an average price per share of $82.78 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of December 31, 2025, the remaining amount available under our share repurchase program was $676.5 million. On January 29, 2026, our Board of Directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $2.5 billion. The authorization by our Board of Directors does not expire but could be revoked at any time. In addition, we are not required by the board's authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 6 - RESERVED

PART II

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including, but not limited to those discussed in “Item 1A – Risk Factors” of this Annual Report on Form 10-K. See "Cautionary Notice Regarding Forward-Looking Statements" located above in "Item 1 - Business" of this Annual Report on Form 10-K.

On January 9, 2026, we acquired 100% of Worldpay Holdco, LLC (“Worldpay”) from Fidelity National Information Services, Inc. (“FIS”) and affiliates of GTCR LLC (“GTCR”) and divested our Issuer Solutions business to FIS. Worldpay is an industry-leading payments technology and solutions company. Consideration paid to GTCR for its ownership interest in Worldpay consisted of (1) approximately $6.2 billion in cash and (2) 43.3 million shares of Global Payments common stock. Consideration received for the divestiture of our Issuer Solutions business consisted of (1) approximately $7.7 billion in cash and (2) FIS’ ownership interest in Worldpay as described above. In April 2025, we obtained bridge financing that was terminated in November 2025 when we issued $6.2 billion in senior unsecured notes as described in "Note 9—Long-Term Debt and Lines of Credit" in the accompanying consolidated financial statements.

Our Issuer Solutions business met the criteria to be classified as a discontinued operation, and we present the historical operations of our former Issuer Solutions reportable segment as discontinued operations for all periods presented accordingly. Our continuing operations consists of our Merchant Solutions business and corporate functions. See "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and “Note 3—Business Dispositions and Discontinued Operations” in the notes to the accompanying consolidated financial statements for further information.

Discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 that has been omitted under this item and can be found in "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in "Exhibit 99.1" to our Current Report on Form 8-K filed on November 4, 2025.

Executive Overview

We are a leading payments technology company delivering innovative software and services to our customers globally. Our technologies, services and team member expertise allow us to provide a broad range of solutions that enable our customers to operate their businesses more efficiently across a variety of channels around the world.

We have grown organically, as well as through acquisitions, and continue to invest in new technology solutions and infrastructure to support our growing business and the ongoing consolidation and enhancement of our operating platforms. These investments include new product development and innovation to further enhance and differentiate our suite of technology and software solutions available to customers, along with migration of certain underlying technology platforms to cloud environments to enhance performance, improve speed to market and drive cost efficiencies. We also continue to execute on integration and business transformation activities, such as combining business operations, streamlining technology infrastructure, eliminating duplicative corporate and operational support structures and realizing scale efficiencies.

Highlights related to our results of operations for the year ended December 31, 2025 include the following:

•Revenues for the year ended December 31, 2025 were essentially flat at $7,705.9 million, compared to $7,736.0 million for the prior year despite the effects of the dispositions of the Advanced MD and Payroll Solutions businesses.

•Merchant Solutions segment operating income and operating margin for the year ended December 31, 2025 increased compared to the prior year primarily due to the favorable effect of cost reduction activities associated with our transformation program.

•Consolidated operating income for the year ended December 31, 2025 reflects an increase in transformation costs we incurred in preparation for the divestiture of our Issuer Solutions business and in positioning ourselves for the future integration of Worldpay.

Strategy and Business Transformation

In 2024, we launched a holistic review of our business to examine our strategy, operations and ability to deliver sustainable performance. We have refreshed our strategy and are focusing our resources, efforts and investments on the areas of the business that will drive the best opportunities for growth.

These strategic, organizational and operational transformation activities are expected to continue over the next few years. As we focus on executing and delivering transformation initiatives, we have incurred and anticipate incurring incremental expenses related to the transformation through the first half of 2027. We also continue to assess our business portfolio to evaluate potential assets for disposition to further streamline our business and create value for shareholders.

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

We also believe new markets will continue to develop and expand in areas that have been previously dominated by paper-based transactions. We expect industries such as education, government and healthcare, as well as recurring payments and business-to-business ("B2B") payments, to continue to see transactions migrate to digital-based solutions. We anticipate that the continued development of new services and technologies, the emergence of new vertical markets and continued expansion of technology-enabled ecommerce and omnichannel solutions, including expanded scale and market reach through new innovative cloud-based capabilities and strategic partnerships, will be a factor in the growth of our business and our revenues in the future. Furthermore, due to its benefits and growth potential, we anticipate the increased use of AI in the payments industry.

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

We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. A disruption in financial markets could negatively affect our banking partners, which could affect our ability to access our cash or cash equivalents, our ability to provide settlement services or our customers' ability to access their existing cash to fulfill their payment obligations to us. The occurrence of these events could negatively affect our business, financial condition and results of operations.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results, see the section entitled "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Results of Operations

Key Drivers of our Results of Operations

Our revenues are dependent upon the volume of payment transactions we process and other factors (referred to herein as "transaction volume"). As the majority of our services are priced as a percentage of transaction value or specified fee per unit or transaction, many under multi-year customer arrangements, our revenues generally grow period-over-period in line with the rate of increase in transaction volume.

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

Revenues

Merchant Solutions. The majority of our Merchant Solutions revenues are generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on card type or industry vertical. We also earn software subscription and licensing fees, as well as other fees for specific value-added services that may be unrelated to the number or value of transactions. Merchant Solutions revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

We provide payment technology and software solutions to customers and fund settlement either directly, in markets where we have direct membership with the payment networks, or through our relationship with a member financial institution in markets where we are sponsored. Revenues are generally recognized as the amount billed to the customer, net of interchange fees and payment network fees. We market our services through a variety of distribution channels, including a direct sales force, trade associations, agent and enterprise software providers and referral arrangements with value-added resellers ("VARs"). We also provide services to merchants referred by independent sales organizations ("ISOs"), payment facilitators and financial institutions. In certain of these arrangements, the external partner receives a share of the customer profitability in the form of a monthly residual payment, which is reflected as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.

Issuer Solutions. Issuer Solutions revenues, which are presented in discontinued operations, are primarily derived from long-term processing contracts with financial institutions and other financial services providers. Payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements generated and/or mailed, managed services, cards embossed and mailed and other processing services for cardholder accounts on file. Most of these customer contracts have prescribed annual minimums, penalties for early termination and service level agreements that may affect contractual fees if specific service levels are not achieved. Issuer Solutions revenues also include loyalty redemption services, professional services, and fees from B2B payments services and other financial service solutions marketed to businesses, including software-as-a-service (“SaaS”) offerings that automate key procurement processes, provide invoice capture, coding and approval, and enable virtual cards and integrated payments options across a variety of key vertical markets.

Operating Expenses

Cost of Service. Cost of service consists primarily of salaries, wages and related expenses paid to operations and technology-related personnel, including those who monitor our transaction processing systems and settlement functions; the cost of transaction processing systems, including third-party services; the cost of network telecommunications capability; depreciation and occupancy costs associated with the facilities supporting these functions; amortization of intangible assets; costs to fulfill customer contracts; provisions for operating losses; and, when applicable, integration costs. In our Issuer Solutions business, which is presented as a discontinued operation, cost of service also includes out-of-pocket reimbursable costs, such as postage and other production items.

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

Equity in Income of Equity Method Investments

We have equity method investments, including a 45% interest in China UnionPay Data Services Co., Ltd., which we account for using the equity method of accounting. Equity in income of equity method investments includes our proportional share of earnings from these investments.

Continuing Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table sets forth key selected financial data for the years ended December 31, 2025 and 2024, this data as a percentage of total revenues, and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the years ended December 31, 2025 and 2024 is derived from the accompanying consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

	Year Ended December 31,		Year Ended December 31,
(dollar amounts in thousands)	2025	% of Revenue(1)	2024	% of Revenue(1)	Change	% Change
Revenues(2)	$7,705,878	100.0%	$7,735,970	100.0%	$(30,092)	(0.4)%

Operating expenses(2):
Cost of service	$2,113,381	27.4%	$2,033,471	26.3%	$79,910	3.9%

Selling, general and administrative:
Merchant Solutions	$2,857,334		$3,120,279		$(262,945)	(8.4)%
Corporate	1,263,297		880,854		382,443	43.4%
Consolidated selling, general and administrative	$4,120,631	53.5%	$4,001,133	51.7%	$119,498	3.0%
Impairment of goodwill	33,218		—		33,218	NM
Net gain on business dispositions	(315,976)		(273,134)		(42,842)	NM
Consolidated operating expenses	$5,951,254	77.2%	$5,761,470	74.5%	$189,784	3.3%

Operating income (loss)(2):
Merchant Solutions	$2,735,163		$2,582,220		$152,943	5.9%
Corporate	(1,263,297)		(880,854)		(382,443)	43.4%
Impairment of goodwill	(33,218)		—		(33,218)	NM
Net gain on business dispositions	315,976		273,134		42,842	NM
Consolidated operating income	$1,754,624	22.8%	$1,974,500	25.5%	$(219,876)	(11.1)%

Operating margin(2):
Merchant Solutions	35.5%		33.4%		2.1%

NM = Not meaningful

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating expenses, operating income and operating margin reflect the effects of acquired businesses from the respective acquisition dates and the effects of disposed businesses through the respective disposal dates. See “Note 2—Acquisitions” and “Note 3—Business Dispositions and Discontinued Operations” for further discussion.

Operating income included acquisition and transformation expenses of $737.5 million and $308.5 million for the years ended December 31, 2025 and 2024, respectively, which were primarily included within Corporate selling, general and administrative expenses.

Revenues

Revenues from our Merchant Solutions business for the year ended December 31, 2025 decreased by $30.1 million, or 0.4%, to $7,705.9 million from $7,736.0 million in the prior year.

For the year ended December 31, 2025, revenues in our integrated and embedded solutions service line increased $211.6 million, or 6.6%, as payments continue to transition to more embedded and digital native environments. Revenues in our point of sale and software solutions service line decreased $190.9 million for the year ended December 31, 2025, or 12.6%. Excluding the effect of the AdvancedMD business disposed of in December 2024 and the Payroll Solutions business disposed of in September 2025, revenues increased approximately 7% for the year ended December 31, 2025, driven by growth in software revenues. Revenues in our core payments solutions service line declined $50.9 million for the year ended December 31, 2025, or 1.7%, as a result of reduced emphasis on our wholesale business and our exit of certain markets in Asia Pacific.

Operating Expenses

Cost of Service. Cost of service from our Merchant Solutions business for the year ended December 31, 2025 increased by $79.9 million, or 3.9%, to $2,113.4 million from $2,033.5 million in the prior year. Cost of service as a percentage of segment revenues increased to 27.4% for the year ended December 31, 2025 from 26.3% in the prior year. The increase in cost of service includes $71.5 million related to the support of transformation initiatives. The disposition of AdvancedMD had the effect of reducing cost of service as a percentage of revenues by 0.2% for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Amortization of Acquired Intangible Assets. The most significant component of our cost of service is amortization of acquired intangibles, which was $842.1 million and $842.9 million, or approximately 40% and 41% of cost of service for the years ended December 31, 2025 and 2024, respectively. These costs generally do not vary in proportion to changes in revenues, but rather are most significantly affected by acquisition activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from our Merchant Solutions business for the year ended December 31, 2025 decreased by $262.9 million, or 8.4%, to $2,857.3 million from $3,120.3 million in the prior year.

Selling, general and administrative expenses as a percentage of segment revenues was 37.1% for the year ended December 31, 2025, compared to 40.3% in the prior year. The primary driver of the reduction in selling, general and administrative expenses for the year ended December 31, 2025 was lower expenses associated with our new operating model and transformation initiatives.

Corporate. Corporate expenses for the year ended December 31, 2025 increased by $382.4 million, or 43.4%, to $1,263.3 million from $880.9 million in the prior year. The higher amount of corporate expenses was primarily driven by an increase in acquisition and transformation costs of $429.0 million for the year ended December 31, 2025.

Operating Income and Operating Margin

Consolidated operating income for the year ended December 31, 2025 was $1,754.6 million, compared to $1,974.5 million for the prior year. Consolidated operating margin for the year ended December 31, 2025 was 22.8% compared to 25.5% for the prior year.

•Consolidated operating income reflected higher corporate costs, as described above, which had an unfavorable effect on operating margin of approximately 5.0% for the year ended December 31, 2025;

•Consolidated operating income and operating margin for the year ended December 31, 2025 included the effects of a $331.4 million gain on the sale of Payroll Solutions compared to a gain of $273.1 million for the sale of AdvancedMD in the prior year. The increase in gain on sale of $58.3 million contributed approximately 0.8% in operating margin for the year ended December 31, 2025; and

•Merchant Solutions operating income increased $152.9 million and operating margin increased 2.1% primarily due to the favorable effect of cost reduction initiatives associated with our new operating model and transformation initiatives.

Other Income and Expense, Net

Interest and other income for the year ended December 31, 2025 decreased $3.6 million to $155.1 million, compared to $158.7 million for the prior year.

Interest and other expense for the year ended December 31, 2025 increased $46.7 million to $649.6 million, compared to $602.9 million for the prior year primarily due to an increase in outstanding borrowings.

Income Tax Expense

Our effective income tax rates for the years ended December 31, 2025 and 2024 were 20.0% and 15.8%, respectively. The effective tax rate for the year ended December 31, 2025 was higher because of the tax effects of the gain on disposition of our Payroll Solutions business. The gain on the disposition of our Payroll Solutions business for tax reporting purposes is higher than the gain for financial reporting purposes due to the derecognition of goodwill that is not deductible for tax reporting purposes.

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

Various foreign taxing jurisdictions enacted local legislation formally adopting the Global Anti-Base Erosion Model Rules ("Pillar Two"), which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework. The Group of Seven (G7) countries have agreed that U.S. Multi-National Entities (“MNEs”) should be excluded from certain aspects of the Pillar Two global minimum tax rules in exchange for the U.S. not imposing retaliatory taxes. On January 5, 2026, the OECD released additional guidance and announced the Side-by-Side package which introduces simplifications and new safe harbors for U.S. MNEs.

The OBBBA and Pillar Two directive did not have a material effect on our financial statements for the year ended December 31, 2025, and we are continuing to evaluate the potential effect on future periods.

Equity in Income of Equity Method Investments, Net of Tax

Equity in income of equity method investments, net of tax, increased $49.9 million to $120.1 million compared to $70.2 million for the prior year, primarily due to a gain of $48.6 million in 2025 related to the acquisition of the remaining interest in one of our equity method investments.

Income from Continuing Operations

Income from continuing operations was $1,128.7 million compared to $1,359.0 million for the prior year, reflecting the changes noted above.

Diluted Earnings per Share - Continuing Operations

Diluted earnings per share was $4.43 compared to $5.04 for the prior year. Diluted earnings per share for the year ended December 31, 2025 reflects the changes in net income noted above and a decrease in diluted weighted-average number of shares outstanding for the year ended December 31, 2025 compared to the prior year primarily due to the cumulative effect of share repurchases.

Discontinued Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following tables set forth key selected financial data for discontinued operations for the years ended December 31, 2025 and 2024, certain data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior-period amount. The data for the years ended December 31, 2025 and 2024 is derived from the accompanying audited consolidated financial statements.

	Year Ended December 31,		Year Ended December 31,
(dollar amounts in thousands)	2025	% of Revenue	2024	% of Revenue	Change	% Change
Revenues	$2,509,698		$2,393,183		$116,515	4.9%

Operating income	$696,665	27.8%	$359,105	15.0%	$337,560	94.0%

Operating margin	27.8%		15.0%		12.8%

Revenues

Revenues for the year ended December 31, 2025 increased by $116.5 million, or 4.9%, to $2,509.7 million from $2,393.2 million in the prior year. The increase in revenues was primarily due to an increase in transaction volume of $84.6 million driven by cardholder activity.

Operating Income and Operating Margin

Operating income increased $337.6 million and operating margin increased 12.8% primarily due to the cessation of depreciation and amortization associated with classification of the assets as held for sale and higher revenues. This was partially offset by the $160.4 million loss on business disposition recognized during the year ended December 31, 2025 to reduce the carrying amount of the Issuer Solutions disposal group to estimated fair value less costs to sell.

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

We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future through the issuance of debt or equity or by other means. Accumulated cash balances are invested in high-

quality, marketable short-term instruments. We believe that our current and projected sources of liquidity will be sufficient to meet our projected liquidity requirements associated with our operations for the near and long term.

Our consolidated statements of cash flows include cash flows from discontinued operations for all periods presented, and therefore the following liquidity discussion includes both continuing and discontinued operations.

At December 31, 2025, we had cash and cash equivalents totaling $8,740.1 million. Of this amount, we considered $980.7 million to be available for general purposes, of which $66.7 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $980.7 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") (iii) certain funds held for customers and (iv) proceeds from our November Senior Notes offering which were reserved to fund our planned acquisition of Worldpay. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $376.3 million as of December 31, 2025, representing amounts subject to regulatory or legal restriction in their use, including amounts deposited by customers for prepaid card transactions, funds held as a liquidity reserve, and cash deposits held in escrow on our behalf by third parties.

Operating activities provided net cash of $2,656.6 million and $3,057.6 million for the years ended December 31, 2025 and 2024, respectively, which reflect net income adjusted for noncash items, including depreciation, amortization, the provision for credit losses and the net gain or loss on business dispositions, and changes in operating assets and liabilities. The decrease in cash flows from operating activities from the prior year was due primarily to an increased use of cash in net working capital due to the timing of payments of customer acquisition costs, trade payables, and prepaid expenses.

We used net cash in investing activities of $230.3 million and $173.9 million during the years ended December 31, 2025 and 2024, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions and capital expenditures. During the years ended December 31, 2025 and 2024, we used cash of $352.1 million and $487.1 million, respectively, for acquisitions. We made capital expenditures of $617.8 million and $674.9 million during the years ended December 31, 2025 and 2024, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. Additionally, investing cash flows for the year ended December 31, 2025 includes the proceeds from the sale of Payroll Solutions. The net proceeds from business dispositions of $722.1 million during the period is presented net of $269.6 million of customer funds that were transferred to the buyer in the transaction, along with the associated customer liability. Investing cash flows for the year ended December 31, 2024 includes the net cash received of $981.4 million from the sales of AdvancedMD and a portion of our investment in Visa common shares.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 9—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with changes in funds held from customers, changes in settlement processing assets and liabilities, common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. We provided net cash in financing activities of $3,732.5 million during the year ended December 31, 2025, and financing activities used net cash of $2,291.8 million during the year ended December 31, 2024.

Proceeds from long-term debt were $12,300.9 million and $9,635.0 million for the years ended December 31, 2025 and 2024, respectively. Repayments of long-term debt were $7,207.6 million and $8,334.8 million for the years ended December 31, 2025 and 2024, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time to time, under our revolving credit facility, as well as scheduled principal repayments we make on our senior notes, finance leases and other vendor financing arrangements. During the year ended December 31, 2024, we had net repayments of $1,371.6 million under our commercial paper program. Furthermore, in connection with the issuance of convertible notes in February 2024, we paid $256.3 million to purchase privately negotiated capped call transactions to hedge the potential dilutive effect upon conversion of the notes, or offset our cash obligation if the cash settlement option were to be elected. See section "Long-Term Debt and Lines of Credit" below for further discussion of our recent debt transactions.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the years ended December 31, 2025 and 2024, we had net repayments of $201.9 million and $442.7 million, respectively, under our settlement lines of credit.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the years ended December 31, 2025 and 2024, we used $1,191.0 million and $1,552.0 million, respectively, to repurchase and retire 13.2 million and 12.7 million shares of our common stock, respectively. The share repurchase activity for the year ended December 31, 2025 included the repurchase of 5,909,656 shares at an average price of $84.61 per share under an ASR agreement we entered into on August 6, 2025 with a financial institution to repurchase an aggregate of $500.0 million of our common stock during the ASR program purchase period. This ASR program was completed on September 26, 2025. The share repurchase activity for the year ended December 31, 2025 also included the repurchase of 2,449,366 shares at an average price of $102.07 per share under an ASR agreement we entered into on February 13, 2025 with a financial institution to repurchase an aggregate of $250.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 11, 2025. The share repurchase activity for the year ended December 31, 2024 included the repurchase of 1,414,759 shares using a portion of the net proceeds from our offering of 1.500% convertible senior notes due March 2031 through privately negotiated transactions with purchasers of notes in the offering, or one of their respective affiliates. The purchase price per share of the common stock repurchased in such transactions equaled the closing price of the common stock on February 20, 2024, which was $130.80 per share. The share repurchase activity for the year ended December 31, 2024 also included the repurchase of 5,320,781 shares at an average price of $112.77 per share under an ASR agreement we entered into on October 30, 2024 with a financial institution to repurchase an aggregate of $600.0 million of our common stock during the ASR program purchase period. This ASR program was completed on December 20, 2024. As of December 31, 2025, the remaining amount available under our share repurchase program was $676.5 million. On January 29, 2026, our Board of Directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $2.5 billion. On February 18, 2026, we entered into an ASR agreement to repurchase an aggregate $550.0 million of shares of common stock during the program purchase period, which will end prior to March 30, 2026. The total number of shares to be repurchased under the program will generally be based on the average of the daily volume-weighted average prices of our common stock during the repurchase period less a discount and subject to adjustments pursuant to the terms of the program.

We paid dividends to our common shareholders in the amounts of $238.5 million and $252.8 million during the years ended December 31, 2025 and 2024, respectively. We made distributions to noncontrolling interests in the amount of $58.5 million and $38.1 million during the years ended December 31, 2025 and 2024, respectively.

On January 29, 2026, our Board of Directors declared a cash dividend of $0.25 per share payable on March 30, 2026 to common shareholders of record as of March 9, 2026.

Long-Term Debt and Lines of Credit

Senior Notes

We have $16.4 billion in aggregate principal amount of senior unsecured notes outstanding as of December 31, 2025, which mature at various dates ranging from February 2025 to August 2052. Interest on the senior notes is payable annually or semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time to time at the redemption prices set forth in the related indenture.

On November 14, 2025, we issued $6.2 billion aggregate principal amount of senior unsecured notes consisting of the following (i) $1.75 billion aggregate principal amount of 4.500% senior notes due November 2028; (ii) $1.7 billion aggregate principal amount of 4.875% senior notes due November 2030; (iii) $1.0 billion aggregate principal amount of 5.200% senior notes due November 2032; and (iv) $1.75 billion aggregate principal amount of 5.550% senior notes due November 2035. We incurred debt issuance costs of $56.8 million, including underwriting fees, professional services fees and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet. Interest on the senior unsecured notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2026. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all our other outstanding unsecured and unsubordinated indebtedness. The debt issuance was completed in connection with our planned acquisition of Worldpay.

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

On August 14, 2019, we completed the public offering and issuance of $3.0 billion in aggregate principal amount of senior unsecured notes consisting of the following: (i) $1.0 billion aggregate principal amount of 2.650% senior notes due 2025, which were redeemed in February 2025; (ii) $1.25 billion aggregate principal amount of 3.200% senior notes due 2029; and (iii) $750.0 million aggregate principal amount of 4.150% senior notes due 2049. Interest on the senior notes is payable semi-annually in arrears on each February 15 and August 15, beginning on February 15, 2020. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time to time at the redemption prices set forth in the related indenture. We issued the senior notes at a total discount of $6.1 million and capitalized related debt issuance costs of $29.6 million.

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

The notes are convertible at the option of the holder at any time after the date that is 18 months after issuance (or earlier, upon the occurrence of certain corporate events) until the scheduled trading day prior to the maturity date and are presented within long-term debt in our consolidated balance sheet based on our intent and ability to refinance on a long-term basis should a conversion event occur. The notes are convertible into cash and shares of our common stock based on a conversion rate of 7.2095 shares of common stock per $1,000 principal amount of the convertible notes (which is equal to a conversion price of approximately $138.71 per share), subject to customary anti-dilution and other adjustments upon the occurrence of certain events. Upon conversion, the principal amount of, and interest due on, the convertible notes are required to be settled in cash and any other amounts may be settled in shares, cash or a combination of shares and cash at our election.

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

Revolving Credit Facility

On May 15, 2025, we entered into a credit agreement with a syndicate of financial institutions as lenders and agents. The credit agreement provided for an unsubordinated unsecured $7.25 billion revolving credit facility (the "Revolving Credit Facility"), of which (a) $5.75 billion was made available on May 15, 2025 and (b) an additional $1.5 billion was made available upon the closing of the acquisition of Worldpay described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies." Commitments under the Revolving Credit Facility may be increased to an aggregate amount not to exceed $7.5 billion. The Revolving Credit Facility matures in May 2030 and provides for up to two one-year maturity extensions. Borrowings under the Revolving Credit Facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of lenders and customary notice provisions.

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

We may issue standby letters of credit of up to $500 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. The amounts available to borrow under the Revolving Credit Facility are also determined by a financial leverage covenant. As of December 31, 2025, there were borrowings of $1.5 billion outstanding under the Revolving Credit Facility with an interest rate of 5.11%, and the total available commitments under the Revolving Credit Facility were $4.1 billion.

Commercial Paper

In January 2023, we established a $2.0 billion commercial paper program under which we may issue senior unsecured commercial paper notes with maturities of up to 397 days from the date of issue. The program is backstopped by our Revolving Credit Facility, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our Revolving Credit Facility. As such, we could draw on the revolving credit facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

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

As of December 31, 2025, we had no net borrowings under our commercial paper program.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The Revolving Credit Facility contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of December 31, 2025, the required leverage ratio was 3.75 to 1.00. We were in compliance with all applicable covenants as of December 31, 2025.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of December 31, 2025, a total of $39.7 million of cash on deposit was used to determine the available credit.

As of December 31, 2025, we had $345.0 million outstanding under these lines of credit with additional capacity to fund settlement of $2,943.7 million. During the year ended December 31, 2025, the maximum and average outstanding balances under these lines of credit were $1,401.2 million and $424.1 million, respectively. The weighted-average interest rate on these borrowings was 4.43% at December 31, 2025.

Committed Bridge Financing

On April 17, 2025, in connection with our entry into the definitive agreement to acquire Worldpay, we obtained $7.7 billion in committed bridge financing, which was subsequently reduced to $6.2 billion on May 15, 2025 in connection with the entry into the Revolving Credit Facility. We terminated our bridge facility on November 14, 2025, and in doing so wrote-off the recognition of previously unamortized deferred financing costs of approximately $19.0 million for the year ended December 31, 2025.

See "Note 9—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements for further information about our borrowing agreements.

BIN/ICA Agreements

In certain markets, we enter into sponsorship or depository and processing agreements with banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for Mastercard transactions, to clear credit card transactions through Visa and Mastercard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2025.

Future Obligations

We have contractual obligations related to service arrangements with suppliers for fixed or minimum amounts. Future minimum payments for purchase obligations at December 31, 2025 are disclosed in “Note 19—Commitments and Contingencies” in the notes to the accompanying consolidated financial statements.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of our critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" to the accompanying consolidated financial statements and the risk factors contained in "Item 1A—Risk Factors" of this Annual Report on Form 10-K.

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

During the second quarter of 2025, the classification of the Issuer Solutions disposal group as held for sale and a discontinued operation triggered a requirement to evaluate the Issuer Solutions disposal group for potential impairment. Based on the quantitative assessment, we recognized a goodwill impairment charge of $33.2 million in discontinued operations during the three months ended June 30, 2025. As a result of changes to our plan of sale for a component of our discontinued operations during the fourth quarter of 2025, this charge was reclassified from discontinued operations to continuing operations and reflected as impairment of goodwill in our consolidated statement of income for the year ended December 31, 2025.

As of October 1, 2025, our reporting units consisted of the following: Core Payments Solutions, Integrated and Embedded Solutions, Point-of-Sale and Software Solutions and International Merchant Solutions. As of October 1, 2025, we performed a quantitative assessment of impairment for all of our reporting units and determined that the fair value of each reporting unit was greater than its respective carrying amount, indicating no impairment. We believe that the fair value of each of our reporting units is substantially in excess of its carrying amount.

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

We classify an asset or business as a held for sale disposal group if we have committed to a plan to sell the asset or business within one year and are actively marketing the asset or business in its current condition for a price that is reasonable in comparison to its estimated fair value. Disposal groups held for sale are reported at the lower of carrying amount or fair value less costs to sell. Subsequent changes to the estimated selling price of an asset or disposal group held for sale are recognized as gains or losses in our consolidated statement of income and any subsequent gains are limited to the cumulative losses previously recognized. During the year ended December 31, 2025, we recognized a charge of $160.4 million to reduce the carrying amount of the Issuer Solutions disposal group to estimated fair value less costs to sell.

Capitalization of Internal-Use Software Costs

We develop software that is used in providing services to customers. Capitalization of internal-use software costs, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, and it is probable the project will be completed and used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred during the preliminary project stage are recognized as expense as incurred. Currently unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to customer attrition, could require us to implement alternative plans with respect to a particular effort, which could result, and from time to time has resulted, in an impairment charge related to previously capitalized software development costs. The carrying amount of internal-use software, including work-in-progress, at December 31, 2025 was $918.8 million. Costs capitalized during the year ended December 31, 2025 totaled $235.2 million.

In addition, we capitalize implementation costs associated with cloud computing arrangements that are service contracts following the same internal-use software capitalization criteria. Our cloud computing arrangements involve services we use to support certain internal corporate functions as well as technology associated with revenue-generating activities. We regularly evaluate whether events or circumstances have occurred that indicate the carrying amount of the capitalized implementation costs may not be recoverable. As of December 31, 2025, capitalized implementation costs, net of accumulated amortization, were $64.0 million and are presented within other noncurrent assets in the consolidated balance sheet. Costs capitalized during the year ended December 31, 2025 totaled $17.8 million.

Revenue Recognition

In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), we apply judgment in the determination of performance obligations, in particular related to large customer contracts within our Issuer Solutions business, which is presented as a discontinued operation. Performance obligations in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, we must apply judgment to determine whether promised services are capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised services are combined and accounted for as a single performance obligation. In addition, a single performance obligation may comprise a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer.

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

We believe our tax return positions are fully supportable; however, we recognize the benefit for tax positions only when it is more likely than not that the position will be sustained based on its technical merits. Issues raised by a tax authority may be resolved at an amount different than the related benefit recognized. When facts and circumstances change (including an effective settlement of an issue or statute of limitations expiration), the effect is recognized in the period of change. The unrecognized tax benefits that exist at December 31, 2025 would affect our provision for income taxes in the future, if recognized.

Judgment is required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent that we determine that we will not realize the benefit of some or all of our deferred tax assets, these deferred tax assets are adjusted via a valuation allowance through our provision for income taxes in the period in which this determination is made.

See "Note 12—Income Tax" in the notes to the accompanying consolidated financial statements for further information regarding the changes in the amount of unrecognized tax benefits and deferred tax valuation allowances during the year ended December 31, 2025.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. For the year ended December 31, 2025, the effect of currency exchange rate fluctuations to our consolidated revenues and operating income was insignificant.

Generally, the functional currency of our various subsidiaries is their local currency. We are exposed to currency fluctuations on transactions that are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the year ended December 31, 2025, our transaction gains and losses were insignificant.

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

We have an unsubordinated unsecured $7.25 billion revolving credit facility, as well as a $2.0 billion commercial paper program and various lines of credit that we use to fund settlement in certain of our markets, each of which bears interest at rates that are based on market rates and fluctuate accordingly. As of December 31, 2025, the amount outstanding under these variable-rate debt arrangements and settlement lines of credit was $1.9 billion. As of December 31, 2025, we had interest rate swaps with a total notional amount of $1.5 billion to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments as further discussed below.

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

Based on balances outstanding under variable-rate debt agreements and invested cash balances at December 31, 2025, a hypothetical increase of 50 basis points in applicable interest rates as of December 31, 2025 would increase our annual interest expense by approximately $1.7 million and increase our annual interest income by approximately $34.4 million.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Global Payments Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition - Issuer Solutions - Refer to Notes 1 and 3 to the financial statements.

Critical Audit Matter Description

The Company enters into long-term revenue contracts with its Issuer Solutions customers and the related revenues are included as a component of discontinued operations. Issuer Solutions customer contracts may include multiple promises, including processing services, loyalty redemption services and professional services to financial institutions and other financial services providers. The Company has determined that the processing services and loyalty redemption services represent stand-ready performance obligations comprising a series of distinct days of services that are substantially the same and have the same pattern of transfer to the customer. Professional services representing performance obligations are satisfied over time.

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

Revenues - Payment processing services and solutions - Refer to Notes 1 and 3 to the financial statements.

Critical Audit Matter Description

The Company's revenues from its payment processing services and solutions, including revenues that are reported as a component of discontinued operations, consist of activity-based fees made up of a significant volume of low-dollar transactions, sourced from multiple systems and applications. The processing of transactions and recording of revenues is highly automated and is based on contractual terms with merchants, financial institutions, financial service providers, payment networks, and other parties.

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
February 20, 2026

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Global Payments Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 20, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 20, 2026

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023

Revenues	$7,705,878	$7,735,970	$7,379,784
Operating expenses:
Cost of service	2,113,381	2,033,471	2,068,295
Selling, general and administrative	4,120,631	4,001,133	3,859,131
Impairment of goodwill	33,218	—	—
Net (gain) loss on business dispositions	(315,976)	(273,134)	136,744
	5,951,254	5,761,470	6,064,170

Operating income	1,754,624	1,974,500	1,315,614

Interest and other income	155,138	158,692	110,966
Interest and other expense	(649,643)	(602,876)	(644,918)
	(494,505)	(444,184)	(533,952)

Income from continuing operations before income taxes and equity in income of equity method investments	1,260,119	1,530,316	781,662
Income tax expense	251,557	241,513	186,517
Income from continuing operations before equity in income of equity method investments	1,008,562	1,288,803	595,145
Equity in income of equity method investments, net of tax	120,114	70,180	67,452
Income from continuing operations	1,128,676	1,358,983	662,597
Income from discontinued operations, net of tax	327,371	285,170	366,226
Net income	1,456,047	1,644,153	1,028,823
Net income attributable to noncontrolling interests	(55,940)	(73,788)	(42,590)
Net income attributable to Global Payments	$1,400,107	$1,570,365	$986,233

Basic earnings per share attributable to Global Payments:
Continuing operations	$4.44	$5.06	$2.38
Discontinued operations	1.35	1.12	1.40
Total basic earnings per share attributable to Global Payments	$5.79	$6.18	$3.78

Diluted earnings per share attributable to Global Payments:
Continuing operations	$4.43	$5.04	$2.37
Discontinued operations	1.35	1.12	1.40
Total diluted earnings per share attributable to Global Payments	$5.78	$6.16	$3.77

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2025	2024	2023

Net income	$1,456,047	$1,644,153	$1,028,823
Other comprehensive income (loss):
Foreign currency translation adjustments	648,934	(433,849)	211,310
Income tax benefit (expense) related to foreign currency translation adjustments	(5,083)	4,993	4,131
Net unrealized gains (losses) on hedging activities	(64,561)	34,399	(19,683)
Reclassification of net unrealized losses (gains) on hedging activities to interest expense	5,345	(8,731)	(4,609)
Income tax benefit (expense) related to hedging activities	14,421	(6,227)	5,853
Other, net of tax	240	141	439
Other comprehensive income (loss)	599,296	(409,274)	197,441
Comprehensive income	2,055,343	1,234,879	1,226,264
Comprehensive income attributable to noncontrolling interests	(168,451)	(19,320)	(92,987)
Comprehensive income attributable to Global Payments	$1,886,892	$1,215,559	$1,133,277

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$8,336,402	$2,356,470
Accounts receivable, net	784,174	787,687
Settlement processing assets	1,476,543	1,599,390
Prepaid expenses and other current assets	802,018	550,083
Current assets of discontinued operations	1,203,534	737,602
Total current assets	12,602,671	6,031,232
Goodwill	17,076,624	17,027,574
Other intangible assets, net	4,231,227	4,614,172
Property and equipment, net	1,501,763	1,421,268
Deferred income taxes	171,430	98,386
Notes receivable	816,810	772,297
Other noncurrent assets	1,868,788	1,851,788
Noncurrent assets of discontinued operations	15,069,171	15,073,538
Total assets	$53,338,484	$46,890,255
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$345,007	$503,407
Current portion of long-term debt	1,920,792	1,018,327
Accounts payable and accrued liabilities	2,660,136	2,836,301
Settlement processing obligations	1,720,608	1,518,541
Current liabilities of discontinued operations	810,301	376,138
Total current liabilities	7,456,844	6,252,714
Long-term debt	19,541,512	15,079,453
Deferred income taxes	1,605,504	1,584,421
Other noncurrent liabilities	522,121	550,445
Noncurrent liabilities of discontinued operations	433,022	406,655
Total liabilities	29,559,003	23,873,688
Commitments and contingencies
Redeemable noncontrolling interests	201,003	160,623
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at December 31, 2025 and 2024; 236,692,592 shares issued and outstanding at December 31, 2025, and 248,708,899 shares issued and outstanding at December 31, 2024	—	—
Paid-in capital	17,078,652	18,118,942
Retained earnings	5,936,322	4,774,736
Accumulated other comprehensive loss	(126,207)	(612,992)
Total Global Payments shareholders’ equity	22,888,767	22,280,686
Nonredeemable noncontrolling interests	689,711	575,258
Total equity	23,578,478	22,855,944
Total liabilities, redeemable noncontrolling interests and equity	$53,338,484	$46,890,255

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023

Cash flows from operating activities:
Net income	$1,456,047	$1,644,153	$1,028,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	418,837	493,003	458,157
Amortization of acquired intangibles	996,540	1,369,328	1,318,535
Amortization of capitalized contract costs	127,730	138,051	123,405
Share-based compensation expense	153,647	164,244	208,994
Provision for operating losses and credit losses	78,773	81,018	97,103
Noncash lease expense	45,466	58,728	65,307
Deferred income taxes	(82,040)	(346,228)	(499,974)
Paid-in-kind interest capitalized to principal of notes receivable	(59,356)	(74,139)	(46,524)
Equity in income of equity method investments, net of tax	(120,013)	(70,499)	(67,896)
Distributions received on investments	35,831	32,849	18,267
Impairment of goodwill	33,218	—	—
Technology asset charge	—	55,808	—
Net (gain) loss on business dispositions	(155,527)	(273,134)	136,744
Other, net	74,096	45,787	71,063
Changes in operating assets and liabilities, net of the effects of business combinations and dispositions:
Accounts receivable	(33,274)	(10,443)	(78,647)
Prepaid expenses and other assets	(173,369)	(221,447)	(289,826)
Accounts payable and other liabilities	(140,014)	(29,496)	6,274
Net cash provided by operating activities	2,656,592	3,057,583	2,549,805
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash and restricted cash acquired	(352,090)	(487,056)	(4,225,610)
Capital expenditures	(617,769)	(674,917)	(658,142)
Issuance of notes receivable	—	—	(50,000)
Payments received on notes receivable	17,500	—	50,000
Net cash from sales of businesses	713,136	962,435	479,067
Proceeds from sales of investments	8,926	19,008	42,135
Other, net	—	6,639	1,438
Net cash used in investing activities	(230,297)	(173,891)	(4,361,112)
Cash flows from financing activities:
Changes in funds held for customers	(50,983)	136,759	44,834
Changes in settlement processing assets and obligations, net	432,122	338,341	(345,898)
Net (repayments) borrowings from settlement lines of credit	(201,874)	(442,713)	220,682
Net (repayments) borrowings from commercial paper notes	—	(1,367,859)	1,367,859
Proceeds from long-term debt	12,300,948	9,635,049	10,336,850
Repayments of long-term debt	(7,207,564)	(8,334,846)	(9,099,938)
Payments of debt issuance costs	(88,110)	(33,056)	(12,735)
Repurchases of common stock	(1,191,020)	(1,551,950)	(418,272)
Proceeds from stock issued under share-based compensation plans	30,773	43,009	60,345
Common stock repurchased - share-based compensation plans	(39,635)	(56,229)	(41,225)
Purchase of subsidiary shares from noncontrolling interest	—	(108,770)	—
Distributions to noncontrolling interests	(58,459)	(38,086)	(32,997)
Contributions from noncontrolling interests	44,841	4,044	26,205
Payment of deferred and contingent consideration in business combination	—	(6,390)	(5,222)
Purchase of capped calls related to issuance of convertible notes	—	(256,250)	—
Dividends paid	(238,521)	(252,811)	(260,431)
Net cash provided by (used in) financing activities	3,732,518	(2,291,758)	1,840,057
Effect of exchange rate changes on cash, cash equivalents and restricted cash	221,626	(112,834)	12,519
Increase in cash, cash equivalents and restricted cash	6,380,439	479,100	41,269
Cash, cash equivalents and restricted cash, beginning of the period	2,735,975	2,256,875	2,215,606
Cash, cash equivalents and restricted cash, end of the period	$9,116,414	$2,735,975	$2,256,875
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

Balance at December 31, 2024	248,709	$18,118,942	$4,774,736	$(612,992)	$22,280,686	$575,258	$22,855,944	$160,623
Net income			1,400,107		1,400,107	50,739	1,450,846	5,201
Other comprehensive income				486,785	486,785	90,518	577,303	21,993
Stock issued under share-based compensation plans	1,539	30,773			30,773		30,773
Common stock repurchased - share-based compensation plans	(384)	(39,444)			(39,444)		(39,444)
Share-based compensation expense		153,647			153,647		153,647
Repurchases of common stock	(13,171)	(1,185,266)			(1,185,266)		(1,185,266)
Distributions to noncontrolling interests					—	(58,459)	(58,459)
Contributions from noncontrolling interests					—	31,655	31,655	13,186
Cash dividends declared ($1.00 per common share)			(238,521)		(238,521)		(238,521)
Balance at December 31, 2025	236,693	$17,078,652	$5,936,322	$(126,207)	$22,888,767	$689,711	$23,578,478	$201,003

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

Balance at December 31, 2023	260,383	$19,800,953	$3,457,182	$(258,925)	$22,999,210	$280,340	$23,279,550	$507,965
Net income			1,570,365		1,570,365	51,381	1,621,746	22,407
Other comprehensive loss				(354,806)	(354,806)	(39,636)	(394,442)	(14,832)
Stock issued under share-based compensation plans	1,508	43,009			43,009		43,009
Common stock repurchased - share-based compensation plans	(452)	(57,092)			(57,092)		(57,092)
Share-based compensation expense		164,244			164,244		164,244
Repurchases of common stock	(12,730)	(1,565,688)			(1,565,688)		(1,565,688)
Distributions to noncontrolling interests					—	(38,086)	(38,086)
Contributions from noncontrolling interests					—	89	89	3,955
Purchase of subsidiary shares from noncontrolling interests		(71,807)		739	(71,068)	(37,702)	(108,770)
Reclassification of redeemable noncontrolling interest to nonredeemable noncontrolling interest					—	358,872	358,872	(358,872)
Purchase of capped calls related to issuance of convertible notes, net of taxes of $61,573		(194,677)			(194,677)		(194,677)
Cash dividends declared ($1.00 per common share)			(252,811)		(252,811)		(252,811)
Balance at December 31, 2024	248,709	$18,118,942	$4,774,736	$(612,992)	$22,280,686	$575,258	$22,855,944	$160,623

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

On January 9, 2026, we acquired 100% of Worldpay Holdco, LLC (“Worldpay”) from Fidelity National Information Services, Inc. (“FIS”) and affiliates of GTCR LLC (“GTCR”) and divested our Issuer Solutions business to FIS. Worldpay is an industry-leading payments technology and solutions company. The transaction simplifies our business model and positions Global Payments as a leading pure play commerce solutions provider for merchants of all sizes with extensive global scale. Consideration paid to GTCR for its ownership interest in Worldpay consisted of (1) approximately $6.2 billion in cash and (2) 43.3 million shares of Global Payments common stock. Consideration received for the divestiture of our Issuer Solutions business consisted of (1) approximately $7.7 billion in cash and (2) FIS’ ownership interest in Worldpay. The acquisition of Worldpay and divestiture of our Issuer Solutions business occurred simultaneously. Both transactions are subject to customary working capital and other adjustments. We are providing certain transition services to support the Issuer Solutions business as it is integrated with FIS and are also receiving certain transition services from FIS in support of our integration of Worldpay. The financial results of Worldpay will be consolidated by the Company beginning as of the acquisition date. The transaction will be accounted for as a business combination, and the analysis to determine the fair value of the total consideration transferred and the acquisition-date fair values of the major classes of assets acquired and liabilities assumed is currently underway.

We analyzed quantitative and qualitative factors relevant to the Issuer Solutions disposal group and determined that the accounting criteria to be classified as held for sale and a discontinued operation were met. Accordingly, the operating results of the Issuer Solutions business have been reflected as discontinued operations for all periods presented. The assets and liabilities of the disposal group are presented separately on the consolidated balance sheets for all periods presented. Our consolidated statements of cash flows includes cash flows from discontinued operations for all periods presented. Unless otherwise indicated, all disclosures in the notes to the consolidated financial statements reflect only our continuing operations. Our Issuer Solutions business was historically presented as a reportable segment. For additional information related to the divestiture of Issuer Solutions, see "Note 3—Business Dispositions and Discontinued Operations."

In the fourth quarter of 2025, we determined certain components previously presented as discontinued operations no longer met the criteria to be presented as held for sale since management's plans related to those components had been revised. As a result, the related operating results, assets and liabilities of these components are presented in continuing operations in our consolidated financial statements for all periods presented.

Additionally, as described in "Note 3—Business Dispositions and Discontinued Operations," during the second quarter of 2023, we completed the sale of the consumer portion of our Netspend business, which comprised our former Consumer Solutions segment. Our consolidated financial statements include the results of our former Consumer Solutions segment for periods prior to disposition. See "Note 18—Segment Information" in the notes to the accompanying consolidated financial statements for additional information about our segment.

In 2025, we elected to change our presentation of cash flows associated with "Changes in settlement processing assets and obligations, net" and "Changes in funds held for customers" from operating activities to financing activities within our consolidated statements of cash flows. The change has been applied retrospectively, and the prior periods have been conformed to the current period presentation. This change had no effect on our consolidated statements of income, consolidated statements of comprehensive income, consolidated balance sheets or consolidated statements of changes in equity. The change in presentation resulted in the following changes:

•a decrease in net cash provided by operating activities and a decrease in net cash used in financing activities of $475.1 million for the year ended December 31, 2024, and
•an increase in net cash provided by operating activities and a decrease in net cash provided by financing activities of $301.1 million for the year ended December 31, 2023.

In 2025, we also elected to change the presentation of disaggregated revenues in our Merchant Solutions segment from distribution channels to service lines. The change has been applied retrospectively, and the prior periods have been conformed to the current period presentation. This change had no effect on our consolidated statements of income, consolidated statements of comprehensive income, consolidated balance sheets, consolidated statements of cash flows or consolidated statements of changes in equity. See "Note 4—Revenues" for our disaggregated revenue disclosures.

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

Recently adopted accounting pronouncements

Accounting Standards Update ("ASU") 2023-09 - In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvement to Income Tax Disclosures," which is intended to enhance the transparency and decision usefulness of income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and information regarding income taxes paid. We adopted ASU 2023-09 effective December 31, 2025 and applied it retrospectively to all periods presented in the financial statements. The adoption resulted in expanded disclosures of the components of the reconciliation between income tax expense and statutory expectations as well as expanded disclosures of income taxes paid. See "Note 12—Income Tax" for further information.

Recently issued accounting pronouncement not yet adopted

ASU 2025-09 - In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815) Hedge Accounting Improvements," which provides improvements to the guidance for five specific matters: (i) similar risk assessment for cash flow hedges, (ii) hedging interest payments on choose-your-rate debt, (iii) cash flow hedges of nonfinancial forecasted transactions, (iv) net written options as hedging instruments, and (v) foreign currency denominated debt instrument designated hedges. The amendments in this update are effective for annual periods beginning after December 15, 2026. Early adoption is permitted. The amendments should be applied prospectively for all hedging relationships. We are evaluating the potential effects of ASU 2025-09 on our consolidated financial statements and related disclosures.

ASU 2025-06 - In September 2025, the FASB issued ASU 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software," which simplifies the capitalization guidance by removing all references to software development project stages, so that the guidance is neutral to different software development methods. The amendments in this update are effective for annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either retrospectively, prospectively to software costs incurred after the adoption date or on a modified prospective basis. We are evaluating the potential effects of ASU 2025-06 on our consolidated financial statements and related disclosures.

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

Issuer Solutions. Issuer Solutions revenues, presented in discontinued operations, are primarily derived from long-term contracts with financial institutions and other financial service providers. Issuer Solutions customer contracts typically include an obligation to provide processing services to those customers. Payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements generated and/or mailed, managed services, cards embossed and mailed, and other processing services for cardholder accounts on file. Most of the customer contracts have prescribed annual minimums, penalties for early termination, and service level agreements that may affect contractual fees if specific service levels are not achieved. We have determined that these processing services represent a stand-ready obligation comprising a series of distinct days of services that are substantially the same and have the same pattern of transfer to the customer.

Certain of the Issuer Solutions contracts also include additional performance obligations relating to loyalty redemption services and other professional services. Similar to processing services, we have determined that loyalty redemption services represent a stand-ready obligation comprising a series of distinct days of service that are substantially the same and have the same pattern of transfer to the customer.

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

Other Issuer Solutions customer arrangements provide business-to-business ("B2B") payment services, consisting of a stand-ready obligation to process financial transactions for which revenue is recognized on a daily basis based on the services that are performed on that day. Certain customer contracts also include subscription based SaaS arrangements that automate key procurement processes and enable virtual cards and integrated payments options, for which revenue is recognized over time on a ratable basis over the contract term beginning on the date that the services are first made available to the customer.

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

Cash, cash equivalents and restricted cash - Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We consider certain portions of our cash and cash equivalents to be unrestricted but not available for general purposes. The amount of cash that we consider to be available for general purposes (inclusive of discontinued operations), $980.7 million and $1,067.5 million as of December 31, 2025 and 2024, respectively, does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves"), (iii) funds held for customers and (iv) proceeds from our November Senior Notes offering which were reserved to fund our planned acquisition of Worldpay. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of a processing obligation the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We recognize a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheets. While this cash is not restricted in its use, we believe that designating this cash as Merchant Reserves strengthens our fiduciary standing with financial institutions that sponsor us. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

Restricted cash includes amounts that cannot be withdrawn or used for general operating activities under legal or regulatory restrictions. Restricted cash consists of amounts deposited by customers for prepaid card transactions, funds held as a liquidity reserve that are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use, and amounts held in escrow on our behalf by a third party. Restricted cash is included in prepaid expenses and other current assets in the consolidated balance sheets.

We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. As of December 31, 2025, approximately 75% of our total balance of cash and cash equivalents (inclusive of discontinued operations) was held within a small group of financial institutions, primarily large money center banks. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any losses associated with our balances in such accounts for the years ended December 31, 2025, 2024 or 2023.

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

	December 31,
	2025	2024

	(in thousands)

Cash and cash equivalents of continuing operations	$8,336,402	$2,356,470
Restricted cash of continuing operations	376,323	197,559
Cash, cash equivalents and restricted cash of discontinued operations	403,689	181,946
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$9,116,414	$2,735,975

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

Allowance for credit losses on accounts receivable - We are exposed to credit losses on accounts receivable balances. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool. A broad range of information is considered in the estimation process, including historical loss information adjusted for current conditions and expectations of future trends. The estimation process also includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, industry or economic trends and relevant environmental factors. Accounts receivable is presented net of an allowance for credit losses of $50.2 million and $24.0 million as of December 31, 2025 and 2024, respectively.

The measurement of the allowance for credit losses on accounts receivable is recognized through credit loss expense and is included as a component of selling, general and administrative expenses in our consolidated statements of income. We recognized credit loss expense of $27.2 million, $25.8 million and $23.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Write-offs are recognized in the period in which the asset is deemed to be uncollectible. Recoveries are recognized when received as a direct credit to the credit loss expense.

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

Allowance for credit and other merchant losses on settlement assets - Our merchant customers are liable for any charges or losses that occur under the merchant agreement. We have a risk of loss in our card processing services associated with the liability to collect amounts from merchant customers for any charges properly reversed by the card issuing financial institutions. We are therefore exposed to credit losses on these settlement processing assets. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool. A broad range of information is considered in the estimation process, including historical loss information adjusted for current conditions and expectations of future trends. The estimation process also includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, industry or economic trends and relevant environmental factors. We require cash deposits, guarantees, letters of credit and other types of collateral from certain merchants to minimize the risk of loss, and we also utilize a number of systems and procedures to manage merchant risk. The allowance for credit losses on settlement processing assets was $16.6 million and $10.0 million as of December 31, 2025 and 2024, respectively.

The measurement of the allowance for credit losses on settlement assets is recognized through credit loss expenses and is included as a component of cost of service in our consolidated statements of income. We recognized credit loss expense of $27.0 million, $22.4 million and $19.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Write-offs are recognized in the period in which the asset is deemed to be uncollectible. Recoveries are recognized when received as a direct credit to the credit loss expense.

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

Reserve for cardholder losses - Through services offered in our former Consumer Solutions segment, we were exposed to losses due to cardholder fraud, payment defaults and other forms of cardholder activity as well as losses due to nonperformance of third parties who received cardholder funds for transmittal to the issuing financial institutions. We established a reserve for losses we estimated would arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods and services. These reserves were established based upon historical loss and recovery rates and cardholder activity for which specific losses could be identified. Prior to the disposition of our consumer business, the provision for cardholder losses was included as a component of cost of service in our consolidated statements of income.

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

During the fourth quarter of 2024, we realigned our reporting units based on strategic and organizational changes. Upon realignment of our reporting units, we performed a quantitative assessment of impairment for our Core Payments Solutions, Integrated and Embedded Solutions and Point-of-Sale and Software Solutions reporting units, and determined on the basis of those assessments that the fair value of each reporting unit was greater than its respective carrying amount, indicating no impairment. Additionally, our International Merchant Solutions reporting unit was an aggregation of our former Europe, Spain and Asia-Pacific reporting units, and was not more likely than not less than its respective carrying amounts. The realignment did not affect our prior Issuer Solutions reporting unit, which is now a discontinued operation.

During the second quarter of 2025, the classification of the Issuer Solutions disposal group as held for sale and a discontinued operation triggered a requirement to evaluate the Issuer Solutions disposal group for potential impairment. Based on the quantitative assessment, we recognized a goodwill impairment charge of $33.2 million in discontinued operations during the three months ended June 30, 2025. As a result of changes to our plan of sale for a component of our discontinued operations during the fourth quarter of 2025, as described above within the "Business, consolidation and presentation" section, this charge was reclassified from discontinued operations to continuing operations and reflected as impairment of goodwill in our consolidated statement of income for the year ended December 31, 2025. The estimated fair value used in the goodwill impairment assessment was considered to be a nonrecurring Level 3 measurement in the fair value hierarchy.

As of October 1, 2025, we performed a quantitative assessment of impairment for all of our reporting units (Core Payments Solutions, Integrated and Embedded Solutions, Point-of-Sale and Software Solutions and International Merchant Solutions) and determined that the fair value of each reporting unit was greater than its respective carrying amount, indicating no impairment.

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

Implementation costs incurred in a cloud computing arrangement - We capitalize implementation costs associated with cloud computing arrangements that are service contracts, and we amortize these capitalized implementation costs to expense on a straight-line basis over the term of the applicable hosting arrangement. Our cloud computing arrangements involve services we use to support certain internal corporate functions as well as technology associated with revenue-generating activities. As of December 31, 2025 and 2024, capitalized implementation costs, net of accumulated amortization, were $64.0 million and $52.7 million, respectively, and are presented within other noncurrent assets in the consolidated balance sheets. Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $6.5 million, $7.0 million and $3.5 million, respectively, and is presented in the same line item in the consolidated statements of income as the expense for the associated cloud services arrangement.

Leases - We evaluate each of our lease and service arrangements at inception to determine if the arrangement is, or contains, a lease and the appropriate classification of each identified lease. A lease exists if we obtain substantially all of the economic benefits of, and have the right to control the use of, an asset for a period of time. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease agreement. We recognize right-of-use assets and lease liabilities at the lease commencement date based on the present values of fixed lease payments over the term of the lease. Right-of-use assets may also be adjusted to reflect any prepayments made or any incentive payments received. Operating lease costs and depreciation expense for finance leases are recognized as expense on a straight-line basis over the lease term. We consider a termination or renewal option in the determination of the lease term when it is reasonably certain that we will exercise that option. Because our leases generally do not provide a readily determinable implicit interest rate, we use an incremental borrowing rate to measure the lease liability and associated right-of-use asset at the lease commencement date. The incremental borrowing rate used is a fully collateralized rate that considers our credit rating, market conditions and the term of the lease at the lease commencement date. We have made an accounting policy election to not recognize assets or liabilities for leases with a term of less than 12 months and to account for all components in a lease arrangement as a single combined lease component for all asset classes with the exception of computer equipment, for which we account for lease and non-lease components separately. See "Note 7—Leases" for further information.

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

Assets held for sale - We classify an asset or business as a held for sale disposal group if we have committed to a plan to sell the asset or business within one year and are actively marketing the asset or business in its current condition for a price that is reasonable in comparison to its estimated fair value. Disposal groups held for sale are reported at the lower of carrying amount or fair value less costs to sell. Long-lived assets classified as held for sale are not subject to depreciation or amortization, and both the assets and any liabilities directly associated with the disposal group are presented net within separate current and noncurrent held for sale line items in our consolidated balance sheets. Subsequent changes to the estimated selling price of an asset or disposal group held for sale are recognized as gains or losses in our consolidated statement of income and any subsequent gains are limited to the cumulative losses previously recognized. The Issuer Solutions disposal group met the criteria to be classified as held for sale and the disposition represents a strategic shift that will have a major effect on the Company's operations and financial results. As a result, the operating results of the Issuer Solutions business have been reflected as discontinued operations.

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

We are exposed to credit losses on the notes. We utilize a probability-of-default and loss given default method to develop an estimate of current expected credit losses applied at the loan level. A variety of factors are considered to estimate the expected credit loss, including the probability of default (representing the probability the asset will default within a given time frame), the loss given default (representing the percentage of the asset that is not expected to be collected due to default), leverage ratios, interest rates, market and industry data, and forecasts that affect the collectability of the reported amount. The estimation process also includes consideration of qualitative and quantitative risk factors associated with expected timing of payment, industry trends and current and anticipated future economic conditions. Expected credit losses are estimated over the life of the loans, adjusted for expected prepayments when appropriate. We recognized a noncash charge as an allowance for estimated future credit losses on the notes of $15.2 million for the year ended December 31, 2023, which is included as a component of interest and other expense in our consolidated statements of income. Notes receivable are presented net of an allowance for credit losses of $15.2 million as of December 31, 2025 and 2024, respectively.

Equity method investments - We have certain investments, including a 45% interest in China UnionPay Data Co., Ltd. that we account for using the equity method of accounting. Equity method investments are recognized initially at cost and subsequently adjusted for our portion of equity in earnings, cash contributions and distributions, and foreign currency translation adjustments. As of December 31, 2025 and 2024, we had total equity method investments of $1,024.4 million and $987.2 million, respectively, presented within other noncurrent assets in the consolidated balance sheets.

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

At inception, we formally designate and document instruments that qualify for hedge accounting of underlying exposures. When qualified for hedge accounting, these financial instruments are recognized at fair value in our consolidated balance sheets, and changes in fair value are recognized as a component of other comprehensive income (loss) and included in accumulated other comprehensive income (loss) within equity in our consolidated balance sheets. Cash flows resulting from settlements are presented as a component of cash flows from operating activities within our consolidated statements of cash flows.

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

The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the fair value hierarchy. The estimated fair value of our $2.0 billion 1.500% convertible notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the fair value hierarchy and our $1.5 billion 1.000% convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the fair value hierarchy. Certain of our long-term debt arrangements include variable interest rates. The fair value of long-term debt with variable interest rates was determined using Level 2 inputs, and approximated carrying amount, exclusive of debt issuance costs. The fair values of our swap agreements were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date and classified within Level 2 of the fair value hierarchy. See "Note 9—Long-Term Debt and Lines of Credit" and "Note 10—Derivatives and Hedging Instruments" for further information.

The estimated fair value of our notes receivable was based on a discounted cash flow approach and is considered to be a Level 3 measurement of the fair value hierarchy. See "Note 3—Business Dispositions and Discontinued Operations" for further information.

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

Gains and losses on transactions denominated in currencies other than the functional currency are generally included in determining net income for the period. For the years ended December 31, 2025, 2024 and 2023, our transaction gains and losses were insignificant. Transaction gains and losses on intercompany balances of a long-term investment nature are presented as a component of other comprehensive income (loss) and included in accumulated comprehensive income (loss) within equity in our consolidated balance sheets. When a foreign subsidiary is disposed of in its entirety, the associated accumulated foreign currency translation gains or losses are reclassified from the separate component of equity into our consolidated statement of income.

Earnings per share - Basic earnings per share ("EPS") is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as net income attributable to Global Payments for all periods presented.

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the years ended December 31, 2025, 2024 and 2023 excluded approximately 807,014, 293,422 and 191,353, respectively, shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share.

The effect of the potential shares needed to settle the conversion spread on our convertible notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the years ended December 31, 2025, 2024 and 2023, the convertible notes were not included in the computation of diluted EPS as the effect would have been anti-dilutive. Furthermore, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computations of basic and diluted EPS for continuing and discontinued operations for all periods presented:

	Years Ended December 31,
	2025	2024	2023

	(in thousands, except per share data)

Income from continuing operations attributable to Global Payments	$1,072,736	$1,285,195	$620,007
Income from discontinued operations attributable to Global Payments	327,371	285,170	366,226
Net income attributable to Global Payments	$1,400,107	$1,570,365	$986,233

Basic weighted-average number of shares outstanding	241,634	254,291	261,126
Plus: Dilutive effect of stock options and other share-based awards	374	554	572
Diluted weighted-average number of shares outstanding	242,008	254,845	261,698

Basic earnings per share attributable to Global Payments:
Continuing operations	$4.44	$5.06	$2.38
Discontinued operations	1.35	1.12	1.40
Total basic earnings per share attributable to Global Payments	$5.79	$6.18	$3.78

Diluted earnings per share attributable to Global Payments:
Continuing operations	$4.43	$5.04	$2.37
Discontinued operations	1.35	1.12	1.40
Total diluted earnings per share attributable to Global Payments	$5.78	$6.16	$3.77

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

Total purchase consideration of $4.3 billion consisted of the following (in thousands):

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

Other Acquisitions

During the years ended December 31, 2025, 2024, and 2023, we completed other acquisitions that were insignificant individually and in the aggregate to the consolidated financial statements.

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

NOTE 3—BUSINESS DISPOSITIONS AND DISCONTINUED OPERATIONS

Discontinued Operations

Through our Issuer Solutions business, we provided financial institutions and retailers technologies to manage their card portfolios, reduce technical complexity and overhead and offer a seamless experience for cardholders. In addition, we provided flexible commercial payments, accounts payable and electronic payment alternative solutions that support B2B payment processes and other financial service solutions for businesses and governments, including SaaS offerings that automate key procurement processes, provide invoice capture, coding and approval, and enable virtual cards and integrated payments options across a variety of key vertical markets. We also offered complementary services including account management and servicing, fraud solution services, analytics and business intelligence, cards, statements and correspondence, customer contact services and risk management solutions.

As described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies," our Issuer Solutions business met the criteria to be classified as a held for sale disposal group and a discontinued operation.

The following table presents the major classes of line items constituting income from discontinued operations, net of tax,

in our consolidated statements of income for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)

Revenues	$2,509,698	$2,393,183	$2,313,095
Operating expenses:
Cost of service	1,308,059	1,749,576	1,697,442
Selling, general and administrative	344,525	284,502	214,881
Loss on business disposition	160,449	—	—
	1,813,033	2,034,078	1,912,323
Operating income	696,665	359,105	400,772
Interest and other income (expense), net	(23,156)	(20,634)	(12,487)
Income from discontinued operations before income taxes and equity in income of equity method investments	673,509	338,471	388,285
Income tax expense	346,037	53,620	22,503
Income from discontinued operations before equity in income of equity method investments	327,472	284,851	365,782
Equity in income (loss) of equity method investments	(101)	319	444
Income from discontinued operations, net of tax	$327,371	$285,170	$366,226

The following table presents the carrying amounts of the major classes of assets and liabilities of discontinued operations as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

	(in thousands)

Cash and cash equivalents	$403,689	$181,946
Accounts receivable, net	333,142	294,053
Prepaid expenses and other current assets	466,703	261,603
Current assets of discontinued operations	1,203,534	737,602

Goodwill	9,284,218	9,258,744
Other intangible assets, net	4,201,245	4,317,771
Property and equipment, net	1,111,243	861,763
Other noncurrent assets	632,914	635,260
Valuation allowance to adjust assets to estimated fair value, less costs to sell	(160,449)	—
Noncurrent assets of discontinued operations	15,069,171	15,073,538

Accounts payable and accrued liabilities	810,301	376,138
Current liabilities of discontinued operations	810,301	376,138

Deferred income taxes	277,226	248,575
Other noncurrent liabilities	155,796	158,080
Noncurrent liabilities of discontinued operations	433,022	406,655

Cash flows related to discontinued operations are included in our consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023. The following table presents selected items affecting the statements of cash flows:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)

Depreciation and amortization of property and equipment	$31,564	$118,602	$115,938
Amortization of acquired intangibles	154,106	526,441	518,860
Loss on business disposition	160,449	—	—
Capital expenditures	165,293	172,070	125,674

Assets and liabilities classified as held for sale are required to be reported at the lower of carrying amount or fair value less costs to sell. As of December 31, 2025, we determined that the fair value of the Issuer Solutions disposal group, less costs to sell, was lower than its carrying amount and we recognized a charge of $160.4 million within loss on business disposition in discontinued operations for the year ended December 31, 2025. The fair value of the Issuer Solutions disposal group was determined using a combination of an income approach and a market approach and was considered to be a nonrecurring Level 3 measurement of the fair value hierarchy.

During the year ended December 31, 2025, Issuer Solutions entered into agreements to acquire hardware, software and related services, of which $84.7 million was financed utilizing a two-year vendor financing arrangement. In addition, during the year ended December 31, 2025, Issuer Solutions recognized approximately $196.6 million of deferred income tax expense associated with our investment in subsidiaries of the disposal group expected to be divested in the transaction.

During the year ended December 31, 2024, Issuer Solutions entered into agreements to acquire hardware, software and related services, of which $60.5 million was financed utilizing two to six-year vendor financing arrangements. Certain of the agreements included the purchase of assets previously leased. Additionally, during the year ended December 31, 2024, we also recognized a charge of $55.8 million for technology assets that will no longer be utilized under a revised technology architecture development strategy, which was included within selling, general and administrative expenses in the table above.

During the year ended December 31, 2023, Issuer Solutions entered into agreements to acquire hardware, software and related services, of which $182.2 million was financed utilizing two to five-year vendor financing arrangements. Certain of the agreements included the purchase of assets previously leased.

Heartland Payroll Solutions, Inc. - In September 2025, we completed the sale of Heartland Payroll Solutions, Inc. ("Payroll Solutions"), our payroll business included in our Merchant Solutions segment prior to disposition, to Acrisure, LLC ("Acrisure") for approximately $1.1 billion, including up to $75 million of contingent consideration upon the buyer's achieving a specified revenue target. In connection with the transaction, we entered into a mutual referral agreement and long-term commercial partnership with Acrisure. We recognized a gain on the sale of $331.4 million during the year ended December 31, 2025.

AdvancedMD, Inc. - In December 2024, we completed the sale of AdvancedMD, Inc. ("AdvancedMD") for approximately $1.1 billion and up to $125 million contingent upon the purchaser achieving certain specified returns. AdvancedMD is a provider of software-as-a-service solutions to small-to-medium sized ambulatory physician practices in the United States, and was included in our Merchant Solutions segment prior to disposition. We recognized a gain on the sale of $273.1 million during the year ended December 31, 2024.

Gaming Business - In April 2023, we completed the sale of our gaming business for approximately $400 million. The gaming business was included in our Merchant Solutions segment prior to disposition. We recognized a gain on the sale of $106.9 million during the year ended December 31, 2023.

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

Notes Receivable and Allowance for Credit Losses

In connection with the sale of our consumer business, we provided seller financing consisting of the following: (1) a first lien seven-year secured term loan facility with an aggregate principal amount of $350 million bearing interest at a fixed annual rate of 9.0%, including 3.5% payable quarterly in cash and 5.5% settled quarterly via the issuance of additional paid-in-kind ("PIK") notes with the same terms as the original notes until December 2024, after which interest will be payable quarterly in cash along with quarterly principal payments of $4.4 million with the remaining balance due at maturity; and (2) a second lien twenty-five year secured term loan facility with an aggregate principal amount of $325 million bearing interest at a fixed annual rate of 13.0% PIK due at maturity. The aggregate fair value of the first and second lien term loans upon the closing of the transaction was $653.9 million, calculated using a discounted cash flow approach. In addition, during the year ended December 31, 2023, we provided the purchasers a five-year $50 million secured revolving facility, bearing interest at a fixed annual rate of 9.0% payable quarterly in cash, initial drawings on which were subsequently repaid during the year ended December 31, 2023.

In connection with the sale of our gaming business in April 2023, we provided seller financing consisting of an unsecured promissory note due April 1, 2030 with an aggregate principal amount of $32 million. As of December 31, 2025, this note bears PIK interest at an annual rate of 13.0%.

We recognized interest income of $97.8 million and $89.9 million on the notes during the year ended December 31, 2025 and 2024, respectively, as a component of interest and other income in the consolidated statements of income. The issuances of the notes in connection with the sale transactions were noncash investing activities in our consolidated statement of cash flows for the year ended December 31, 2023.

As of December 31, 2025 and 2024, there was an aggregate principal amount outstanding of $852.0 million and $810.2 million, respectively. The notes are presented net of the allowance for credit losses of $15.2 million within notes receivable in our consolidated balance sheets. Principal payments due within 12 months are included in prepaid expenses and other current assets in the consolidated balance sheets. The estimated fair value of the notes receivable was $849.8 million and $809.3 million as of December 31, 2025 and 2024, respectively. The estimated fair value of notes receivable was based on a discounted cash flow approach and is considered to be a Level 3 measurement of the fair value hierarchy.

NOTE 4—REVENUES

The following table presents a disaggregation of our revenues from contracts with customers by geography for our Merchant Solutions segment for the years ended December 31, 2025, 2024 and 2023. Revenues from our Consumer Solutions segment were solely affiliated with the Americas.

	Years Ended December 31,
	2025	2024	2023

	(in thousands)

Americas	$6,143,825	$6,279,160	$5,893,573
Europe	1,280,865	1,197,098	1,042,532
Asia Pacific	281,188	259,712	260,939
	$7,705,878	$7,735,970	$7,197,044

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

The following table presents a disaggregation of our Merchant Solutions segment revenues by service line for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023

	(in thousands)

Point-of-Sale and Software Solutions	$1,321,636	$1,512,488	$1,395,553
Integrated and Embedded Solutions	3,407,539	3,195,898	2,968,818
Core Payments Solutions	2,976,703	3,027,584	2,832,673
	$7,705,878	$7,735,970	$7,197,044

ASC 606 requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the years ended December 31, 2025, 2024 and 2023, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of December 31, 2025, 2024 and 2023 was as follows:

	Balance Sheet Location	December 31, 2025	December 31, 2024	December 31, 2023

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$270,773	$338,709	$359,760
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	21,259	34,749	69,822

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	177,452	202,366	183,625
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	19,625	21,324	30,183

Net contract assets were not material at December 31, 2025, December 31, 2024 or December 31, 2023. Revenue recognized for the years ended December 31, 2025 and 2024 from contract liability balances at the beginning of each period was $183.2 million and $164.8 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at December 31, 2025. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to Merchant Solutions processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year ending December 31,
2026	$315,516
2027	214,309
2028	142,148
2029	103,832
2030	61,444
2031 and thereafter	42,521
Total	$879,770

NOTE 5—PROPERTY AND EQUIPMENT

As of December 31, 2025 and 2024, property and equipment consisted of the following:

	Range of Depreciable Lives	2025	2024

	(Years)	(in thousands)

Software	5-10	$1,952,181	$1,664,386
Equipment	3-20	1,025,580	846,968
Buildings	40	24,787	21,304
Leasehold improvements	5-15	88,942	92,707
Furniture and fixtures	5-10	33,535	33,684
Land		3,117	1,213
		3,128,142	2,660,262
Less accumulated depreciation and amortization		(2,007,954)	(1,637,170)
Work-in-progress		381,575	398,176
		$1,501,763	$1,421,268

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2025 and 2024, goodwill and other intangible assets consisted of the following:

	2025	2024

	(in thousands)

Goodwill	$17,076,624	$17,027,574

Other intangible assets:
Customer-related intangible assets	$5,536,591	$5,175,699
Acquired technologies	1,918,713	1,980,161
Contract-based intangible assets	2,313,160	2,192,335
Trademarks and trade names	479,405	478,155
	10,247,869	9,826,350
Less accumulated amortization:
Customer-related intangible assets	3,361,512	2,893,043
Acquired technologies	1,630,830	1,496,735
Contract-based intangible assets	584,392	407,496
Trademarks and trade names	439,908	414,904
	6,016,642	5,212,178
	$4,231,227	$4,614,172

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the years ended December 31, 2025, 2024 and 2023:

Merchant Solutions

(in thousands)

Balance at December 31, 2022	$14,066,987
Goodwill acquired (1)	3,283,285
Effect of foreign currency translation	126,835
Measurement-period adjustments	(237)
Balance at December 31, 2023	17,476,870
Goodwill acquired	193,252
Effect of foreign currency translation	(223,564)
Goodwill derecognized in connection with the sale of a business (2)	(438,911)
Measurement-period adjustments	19,927
Balance at December 31, 2024	17,027,574
Goodwill acquired	186,025
Effect of foreign currency translation	372,350
Goodwill derecognized in connection with the sale of a business (3)	(479,577)
Impairment of goodwill	(33,218)
Measurement-period adjustments	3,470
Balance at December 31, 2025	$17,076,624

(1) Reflects goodwill acquired in connection with our EVO acquisition. See “Note 2—Acquisitions” for further discussion.

(2) Reflects goodwill derecognized in connection with the sale of our AdvancedMD business. See “Note 3—Business Dispositions and Discontinued Operations” for further discussion.

(3) Reflects goodwill derecognized in connection with the sale of the Payroll Solutions business. See “Note 3—Business Dispositions and Discontinued Operations” for further discussion.

Accumulated impairment losses for goodwill were $33.2 million as of December 31, 2025 in our Merchant Solutions segment. We did not have any accumulated impairment losses for goodwill as of December 31, 2024.

Customer-related intangible assets, acquired technologies, contract-based intangible assets, and trademarks and trade names acquired during the year ended December 31, 2025 had weighted-average amortization periods of 5.7 years, 5.0 years, 6.3 years, and 5.0 years, respectively. Customer-related intangible assets, acquired technologies, contract-based intangible assets, and trademarks and trade names acquired during the year ended December 31, 2024 had weighted-average amortization periods of 6.7 years, 5.0 years, 6.3 years, and 7.0 years, respectively. Amortization expense of acquired intangibles was $842.1 million for the year ended December 31, 2025, $842.9 million for the year ended December 31, 2024 and $799.7 million for the year ended December 31, 2023.

The estimated amortization expense of acquired intangibles as of December 31, 2025 for the next five years, calculated using the currency exchange rate at the date of acquisition, if applicable, is as follows (in thousands):

2026	$758,259
2027	596,631
2028	518,569
2029	438,070
2030	553,475

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

As of December 31, 2025 and 2024, right-of-use assets and lease liabilities consisted of the following:

	Balance Sheet Location	December 31, 2025	December 31, 2024

		(in thousands)

Assets:
Operating lease right-of-use assets:
Real estate	Other noncurrent assets	$250,323	$247,386
Other	Other noncurrent assets	32	116
Total operating lease right-of-use-assets		$250,355	$247,502

Finance lease right-of-use assets:
Computer equipment	Property and equipment, net	$259	$244
Other equipment	Property and equipment, net	90,174	52,365
		90,433	52,609
Less accumulated depreciation:
Computer equipment	Property and equipment, net	(212)	(87)
Other equipment	Property and equipment, net	(53,847)	(39,021)
Total accumulated depreciation		(54,059)	(39,108)
Total finance lease right-of-use assets		36,374	13,501
Total right-of-use assets(1)		$286,729	$261,003

Liabilities:
Operating lease liabilities (current)	Accounts payable and accrued liabilities	$58,065	$59,820
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	305,797	330,206
Finance lease liabilities (current)	Current portion of long-term debt	8,598	5,953
Finance lease liabilities (noncurrent)	Long-term debt	12,669	4,968
Total lease liabilities		$385,129	$400,947

(1) As of December 31, 2025 and 2024, approximately 70% and 71%, respectively, of our right-of-use assets were located in the United States.

The weighted-average remaining lease term for operating and finance leases at December 31, 2025 was 8.1 years and 3.2 years, respectively. The weighted-average remaining lease term for operating and finance leases at December 31, 2024 was 8.2 years and 3.0 years, respectively. As of December 31, 2025, the weighted-average discount rate used in the measurement of operating and finance lease liabilities was 4.2% and 4.8%, respectively. As of December 31, 2024, the weighted-average discount rate used in the measurement of operating and finance lease liabilities was 4.0% and 4.0%, respectively.

As of December 31, 2025, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in thousands)

Year ending December 31,
2026	$71,304	$9,355
2027	66,024	6,661
2028	58,158	5,192
2029	45,980	1,458
2030	38,027	—
2031 and thereafter	151,673	—
Total lease payments	431,166	22,666
Imputed interest	(67,304)	(1,399)
Total lease liabilities	$363,862	$21,267

Operating lease costs in our consolidated statement of income for the year ended December 31, 2025 were $62.6 million, including $57.3 million in selling, general and administrative expenses and $5.3 million in cost of services. Total lease costs for the year ended December 31, 2025 include variable lease costs of $17.6 million, which are primarily comprised of the cost of property taxes, insurance and maintenance. Finance lease costs for the year ended December 31, 2025 were $10.2 million, including $9.5 million of amortization on right-of use assets and $0.7 million of interest on lease liabilities. Lease costs for leases with a term of less than 12 months were not material for the year ended December 31, 2025.

Operating lease costs in our consolidated statement of income for the year ended December 31, 2024 were $85.3 million, including $79.7 million in selling, general and administrative expenses and $5.6 million in cost of services. Total lease costs for the year ended December 31, 2024 include variable lease costs of $13.0 million, which are primarily comprised of the cost of property taxes, insurance and maintenance. Finance lease costs for the year ended December 31, 2024 were $9.0 million, including $8.6 million of amortization on right-of use assets and $0.4 million of interest on lease liabilities. Lease costs for leases with a term of less than 12 months were not material for the year ended December 31, 2024.

Operating lease costs in our consolidated statement of income for the year ended December 31, 2023 were $73.0 million, including $66.6 million in selling, general and administrative expenses and $6.4 million in cost of services. Total lease costs for the year ended December 31, 2023 include variable lease costs of $15.2 million, which are primarily comprised of the cost of property taxes, insurance and maintenance. Finance lease costs for the year ended December 31, 2023 were $11.2 million, including $10.5 million of amortization on right-of use assets and $0.7 million of interest on lease liabilities. Lease costs for leases with a term of less than 12 months were not material for the year ended December 31, 2023.

The following cash flow discussion relates to continuing and discontinued operations. Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2025, 2024 and 2023 was $62.7 million, $62.2 million and $78.3 million, respectively, which are included as a component of cash provided by operating activities in the consolidated statements of cash flows. Operating lease liabilities arising from obtaining new or modified right-of-use assets, net of reductions resulting from certain lease modifications, were $56.2 million, $22.7 million and $28.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of finance lease liabilities that is included as a component of cash used in financing activities in the consolidated statements of cash flows was $21.6 million, $12.8 million and $10.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Finance lease liabilities arising from obtaining new or modified right-of-use assets, net of reductions resulting from certain lease modifications, were $30.1 million, $9.4 million for the years ended December 31, 2025 and 2024, respectively.

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

In August 2025, in connection with the fourth mandatory release assessment, a portion of the Series B and C convertible preferred shares was converted by Visa. We recognized a gain of $8.9 million reported in interest and other income in our consolidated statement of income for the year ended December 31, 2025 based on the fair value of the shares received and subsequently sold. The remaining Series B and C convertible preferred shares continue to be carried at an assigned value of zero based on the aforementioned factors.

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

NOTE 9—LONG-TERM DEBT AND LINES OF CREDIT

As of December 31, 2025 and 2024, long-term debt consisted of the following:

	December 31, 2025	December 31, 2024

	(in thousands)

Long-term Debt
2.650% senior notes due February 15, 2025	$—	$999,791
1.200% senior notes due March 1, 2026	1,099,681	1,097,764
4.800% senior notes due April 1, 2026	752,825	764,125
2.150% senior notes due January 15, 2027	748,697	747,447
4.950% senior notes due August 15, 2027	498,406	497,425
4.450% senior notes due June 1, 2028	460,619	465,012
4.500% senior notes due November 15, 2028	1,738,918	—
3.200% senior notes due August 15, 2029	1,244,291	1,242,715
5.300% senior notes due August 15, 2029	497,462	496,762
2.900% senior notes due May 15, 2030	994,879	993,708
4.875% senior notes due November 15, 2030	1,685,351	—
2.900% senior notes due November 15, 2031	745,072	744,233
5.400% senior notes due August 15, 2032	744,552	743,730
5.200% senior notes due November 15, 2032	990,181	—
5.550% senior notes due November 15, 2035	1,730,061	—
4.150% senior notes due August 15, 2049	741,572	741,215
5.950% senior notes due August 15, 2052	739,374	738,975
4.875% senior notes due March 17, 2031	932,686	820,952
1.000% convertible senior notes due August 15, 2029	1,470,029	1,461,761
1.500% convertible senior notes due March 1, 2031	1,975,407	1,970,577
Revolving credit facility	1,515,000	1,500,000
Finance lease liabilities	21,267	10,921
Other borrowings	135,974	60,667
Total long-term debt	21,462,304	16,097,780
Less current portion	1,920,792	1,018,327
Long-term debt, excluding current portion	$19,541,512	$15,079,453

The carrying amounts of our senior notes and convertible notes in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At December 31, 2025, the unamortized discount on senior notes and convertible notes was $71.6 million, and unamortized debt issuance costs on senior notes and convertible notes were $91.5 million. At December 31, 2024, the unamortized discount on senior notes and convertible notes was $38.5 million and unamortized debt issuance costs on senior notes and convertible notes were $92.8 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At December 31, 2025 and 2024, unamortized debt issuance costs on the unsecured revolving credit facility were $20.7 million and $13.4 million, respectively. The amortization of debt discounts and debt issuance costs is recognized as an increase to interest expense over the terms of the respective debt instruments. Amortization of discounts and debt issuance costs was $30.5 million, $31.5 million and $27.0 million, respectively, for years ended December 31, 2025, 2024 and 2023.

At December 31, 2025, future maturities of long-term debt (excluding finance lease liabilities) are as follows by year (in thousands):

Year ending December 31,
2026	$1,890,472
2027	1,292,061
2028	2,213,142
2029	3,250,130
2030	4,215,671
2031 and thereafter	8,689,725
Total	$21,551,201

See "Note 7—Leases" for more information about our finance lease liabilities, including maturities.

Senior Notes

We have $16.4 billion in aggregate principal amount of senior unsecured notes outstanding, as presented in the table above, which are comprised of senior notes issued in 2025, 2023, 2022, 2021, 2020 and 2019, and senior notes assumed in our merger with Total System Services, Inc. ("TSYS") in September 2019 (the "TSYS Merger"). Interest on the senior notes is payable annually or semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time to time at the redemption prices set forth in the related indenture.

On November 14, 2025, we issued $6.2 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $1.75 billion aggregate principal amount of 4.500% senior notes due November 2028; (ii) $1.7 billion aggregate principal amount of 4.875% senior notes due November 2030; (iii) $1.0 billion aggregate principal amount of 5.200% senior notes due November 2032; and (iv) $1.75 billion aggregate principal amount of 5.550% senior notes due November 2035. We incurred debt issuance costs of $56.8 million, including underwriting fees, professional services fees and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet. Interest on the senior unsecured notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2026. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. The debt issuance was completed in connection with our planned acquisition of Worldpay.

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

On August 14, 2019, we completed the public offering and issuance of $3.0 billion in aggregate principal amount of senior unsecured notes, consisting of the following: (i) $1.0 billion aggregate principal amount of 2.650% senior notes due 2025, which were redeemed in February 2025; (ii) $1.25 billion aggregate principal amount of 3.200% senior notes due 2029; and (iii) $750.0 million aggregate principal amount of 4.150% senior notes due 2049. Interest on the senior notes is payable semi-annually in arrears on each February 15 and August 15, beginning on February 15, 2020. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time to time at the redemption prices set forth in the related indenture. We issued the senior notes at a total discount of $6.1 million and capitalized related debt issuance costs of $29.6 million.

In addition, in connection with the TSYS Merger on September 18, 2019, we assumed $3.0 billion aggregate principal amount of senior unsecured notes of TSYS, consisting of the following: (i) $750.0 million aggregate principal amount of 3.800% senior notes due 2021, which were redeemed in February 2021; (ii) $550.0 million aggregate principal amount of 3.750% senior notes due 2023, which were redeemed in June 2023; (iii) $550.0 million aggregate principal amount of 4.000%

senior notes due 2023, which were redeemed in June 2023; (iv) $750 million aggregate principal amount of 4.800% senior notes due 2026; and (v) $450 million aggregate principal amount of 4.450% senior notes due 2028. For the 4.800% senior notes due 2026, interest is payable semi-annually each April 1 and October 1. For the 4.450% senior notes due 2028, interest is payable semi-annually each June 1 and December 1.

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

The notes are convertible at the option of the holder at any time after the date that is 18 months after issuance (or earlier, upon the occurrence of certain corporate events) until the scheduled trading day prior to the maturity date and are presented within long-term debt in our consolidated balance sheet based on our intent and ability to refinance on a long-term basis should a conversion event occur. The notes are convertible into cash and shares of our common stock based on a conversion rate of 7.2095 shares of common stock per $1,000 principal amount of the convertible notes (which is equal to a conversion price of approximately $138.71 per share), subject to customary anti-dilution and other adjustments upon the occurrence of certain events. Upon conversion, the principal amount of, and interest due on, the convertible notes are required to be settled in cash and any other amounts may be settled in shares, cash or a combination of shares and cash at our election.

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

Revolving Credit Facility

On May 15, 2025, we entered into a credit agreement with a syndicate of financial institutions as lenders and agents. The credit agreement provides for an unsubordinated unsecured $7.25 billion revolving credit facility (the "Revolving Credit Facility"), of which (a) $5.75 billion was made available on May 15, 2025 and (b) an additional $1.5 billion was made available upon the closing of the acquisition of Worldpay described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies." Commitments under the Revolving Credit Facility may be increased to an aggregate amount not to exceed $7.5 billion. The Revolving Credit Facility matures in May 2030 and provides for up to two one-year maturity extensions. Borrowings under the Revolving Credit Facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of lenders and customary notice provisions. We capitalized debt issuance costs of $12.9 million during the year ended December 31, 2025 in connection with the issuances under the Revolving Credit Facility; the amount is presented in other noncurrent assets in our consolidated balance sheet.

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

We may issue standby letters of credit of up to $500 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. The amounts available to borrow under the Revolving Credit Facility are also determined by a financial leverage covenant. As of December 31, 2025, there were borrowings of $1.5 billion outstanding under the Revolving Credit Facility with an interest rate of 5.11%, and the total available commitments under the Revolving Credit Facility were $4.1 billion.

Committed Bridge Financing

On April 17, 2025, in connection with our entry into the definitive agreement to acquire Worldpay, we obtained $7.7 billion in committed bridge financing, which was subsequently reduced to $6.2 billion on May 15, 2025 in connection with our entry into the Revolving Credit Facility. We terminated our bridge facility on November 14, 2025, and recognized deferred financing costs of approximately $19.0 million as interest expense for the year ended December 31, 2025.

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

As of December 31, 2025 and 2024, we had no net borrowings under our commercial paper program. The commercial program is backstopped by our Revolving Credit Facility, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our Revolving Credit Facility. As such, we could draw on the revolving credit facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

Fair Value of Long-Term Debt

As of December 31, 2025, our senior notes had a total carrying amount of $16.3 billion and an estimated fair value of $16.1 billion. As of December 31, 2025, our 1.500% convertible senior notes due March 1, 2031 had a total carrying amount of $2.0 billion and an estimated fair value of $1.8 billion. The estimated fair value of our senior notes and 1.500% convertible senior notes were based on quoted market prices in an active market and is considered to be a Level 1 measurement of the fair value hierarchy.

As of December 31, 2025, our 1.000% convertible notes had a total carrying amount of $1.5 billion and an estimated fair value of $1.4 billion. The estimated fair value of our 1.000% convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the fair value hierarchy.

The fair value of other long-term debt approximated its carrying amount at December 31, 2025.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The Revolving Credit Facility contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of December 31, 2025, the required leverage ratio was 3.75 to 1.00. We were in compliance with all applicable covenants as of December 31, 2025.

Settlement Lines of Credit

In various markets where our Merchant Solutions segment does business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of December 31, 2025, a total of $39.7 million of cash on deposit was used to determine the available credit.

As of December 31, 2025, we had $345.0 million outstanding under these lines of credit with additional capacity to fund settlement of $2,943.7 million. During the year ended December 31, 2025, the maximum and average outstanding balances under these lines of credit were $1,401.2 million and $424.1 million, respectively. The weighted-average interest rate on these borrowings was 4.43% at December 31, 2025.

Interest Expense

Interest expense was $633.5 million, $608.4 million and $627.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

We recognized a gain (loss) on the net investment hedge of $(84.0) million and $28.9 million within foreign currency translation adjustments in other comprehensive income in our consolidated statements of comprehensive income during the years ended December 31, 2025 and 2024, respectively.

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

The table below presents information about our interest rate swaps, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at December 31, 2025	Range of Maturity Dates at December 31, 2025	December 31, 2025	December 31, 2024

				(in thousands)

Interest rate swaps (Notional of $1.5 billion at December 31, 2025 and December 31, 2024)	Other noncurrent liabilities	4.26%	April 17, 2027 - August 17, 2027	$18,872	$7,768

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive income (loss)	$(11,441)	$34,399	$(19,683)
Net unrealized gains (losses) reclassified out of other comprehensive income (loss) to interest expense	(4,727)	8,731	4,609

As of December 31, 2025, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $22.2 million.

Treasury Locks

During the year ended December 31, 2025, we entered into $1.5 billion in notional treasury lock derivative instruments to hedge interest rate risk in anticipation of our future issuance of fixed rate notes at an average fixed rate of 4.53%. Each of these treasury locks was designated as a cash flow hedge of a forecasted transaction, and unrealized gains or losses resulting from adjusting the treasury locks to fair value were recognized as a component of other comprehensive income (loss). The fair value of the treasury locks was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments were classified within Level 2 of the fair value hierarchy.

Upon issuance of our senior unsecured notes in November 2025, we terminated the treasury locks. Accumulated other comprehensive loss from the termination of treasury locks will be amortized to interest expense over future periods. We recognized a deferred settlement liability upon termination of the treasury locks, payable in three equal installments over a 3-year period ending September 2028. The settlement liability was $53.1 million at December 31, 2025.

The table below presents the effects of our treasury locks on our consolidated statements of comprehensive income:

Year Ended
December 31, 2025

(in thousands)

Net unrealized losses recognized in other comprehensive income (loss)	$(53,120)
Net unrealized losses reclassified out of other comprehensive income (loss) to interest expense	(618)

NOTE 11—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2025 and 2024, accounts payable and accrued liabilities consisted of the following:

	2025	2024

	(in thousands)

Funds held for customers	$620,205	$938,971
Trade accounts payable	278,091	254,292
Payment network fees	250,276	221,864
Compensation and benefits	224,727	228,209
Interest	204,319	171,220
Contract liabilities	177,452	202,366
Income taxes	117,509	207,554
Third-party commissions	89,140	86,947
Miscellaneous taxes and withholdings	72,966	58,624
Operating leases	58,065	59,820
Third-party processing fees	41,410	36,251
Audit and legal	29,065	15,575
Unclaimed property	19,570	24,406
Current portion of accrued buyout liability(1)	6,278	14,358
Other	471,063	315,844
	$2,660,136	$2,836,301

(1) The noncurrent portion of accrued buyout liability of $23.5 million is included in other noncurrent liabilities in the consolidated balance sheet as of December 31, 2024.

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

NOTE 12—INCOME TAX

The income tax expense for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)

Current income tax expense (benefit):
Federal	$282,092	$289,893	$290,887
State	73,817	60,358	78,459
Foreign	179,523	191,762	196,384
	535,432	542,013	565,730
Deferred income tax expense (benefit):
Federal	(174,619)	(192,569)	(253,489)
State	(10,388)	(36,605)	(38,131)
Foreign	(98,868)	(71,326)	(87,593)
	(283,875)	(300,500)	(379,213)
	$251,557	$241,513	$186,517

Income tax expense allocated to noncontrolling interests was $14.9 million, $15.4 million and $11.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table presents income (loss) before income taxes for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)

United States	$884,390	$1,004,292	$251,396
Foreign	375,729	526,024	530,266
	$1,260,119	$1,530,316	$781,662

Approximately $66.7 million of our undistributed foreign earnings are considered to be indefinitely reinvested outside the United States as of December 31, 2025. Because those earnings are considered to be indefinitely reinvested, no deferred income taxes have been provided thereon. If we were to make a distribution of any portion of those earnings in the form of dividends or otherwise, any such amounts would be subject to withholding taxes payable to various foreign jurisdictions; however, the amounts would not be subject to any additional U.S. income tax.

Our effective tax rates for the years ended December 31, 2025, 2024 and 2023 differ from the federal statutory rate for those periods as follows:

	Years Ended December 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
	(in thousands)		(in thousands)		(in thousands)

Income from continuing operations before income taxes and equity in income of equity method investments	$1,260,119		$1,530,316		$781,662
Federal U.S. statutory rate	264,625	21.0%	321,366	21.0%	164,149	21.0%

Federal tax effects:
Tax credits:
Research and development tax credits	(24,315)	(1.9)%	(29,100)	(1.9)%	(31,373)	(4.0)%
Transferable energy credits	(18,000)	(1.4)%	—	—%	—	—%
Other	(412)	—%	(548)	—%	(1,070)	(0.1)%
Nontaxable or nondeductible items:
Nondeductible executive compensation	6,053	0.5%	6,470	0.4%	10,772	1.4%
Other	4,985	0.4%	570	—%	451	0.1%
Cross-border tax laws:
Global intangible low-taxed income	18,683	1.5%	25,261	1.7%	32,921	4.2%
Subpart F income	12,790	1.0%	20,076	1.3%	19,800	2.5%
Foreign branches	(92,447)	(7.3)%	(132,991)	(8.7)%	(98,592)	(12.6)%
Foreign-derived intangible income	(5,497)	(0.4)%	(7,956)	(0.5)%	(5,164)	(0.7)%
Base Erosion Anti-Abuse Tax	18,269	1.4%	—	—%	—	—%
Other reconciling items:
Gain/loss on dispositions and restructuring	100,711	8.0%	—	—%	50,470	6.5%
Share-based compensation	5,887	0.5%	2,317	0.2%	9,729	1.2%
Other	(22,595)	(1.8)%	2,146	0.1%	5,861	0.7%
Changes in valuation allowances	(59,205)	(4.7)%	(6,727)	(0.4)%	(1,582)	(0.2)%

State income taxes, net of federal effect(1)	50,790	4.0%	16,216	1.1%	28,903	3.7%

Foreign tax effects:
Hong Kong:
Nontaxable or nondeductible items	(1,951)	(0.2)%	(16,172)	(1.1)%	(7,004)	(0.9)%
Other	859	—%	(3,310)	(0.3)%	2,909	0.4%
Spain	13,749	1.1%	960	0.1%	9,050	1.2%
Other foreign jurisdictions	(13,499)	(1.1)%	29,029	1.9%	(7,565)	(1.0)%

Changes in unrecognized tax benefits	(7,923)	(0.6)%	13,906	0.9%	3,852	0.5%

Effective tax rate	$251,557	20.0%	$241,513	15.8%	$186,517	23.9%

(1) California, Pennsylvania and New York make up the majority (greater than 50 percent) of the state income tax expense, net of federal income tax effect category for the year ended December 31, 2025. California, Arizona, New York and New Jersey make up the majority of the state income tax expense, net of federal income tax effect category for the year ended December 31, 2024. California, Oklahoma, Pennsylvania, New Jersey and New York make up the majority of the state income tax expense, net of federal income tax effect category for the year ended December 31, 2023.

Cash paid for income taxes, net of refunds, for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)

U.S. Federal	$430,302	$284,599	$345,827

U.S. State & Local	100,691	45,329	101,515

Foreign:
Mexico	—	30,757	—
Spain	77,905	37,246	51,563
UK	66,772	67,676	81,238
Other	110,597	57,656	60,641

Total	$786,267	$523,263	$640,784

Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Deferred income taxes as of December 31, 2025 and 2024 reflect the effect of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of December 31, 2025 and 2024, principal components of deferred tax items were as follows:

	2025	2024

	(in thousands)

Deferred income tax assets:
Research and development costs	$274,914	$286,688
Foreign net operating loss carryforwards	287,647	222,076
Credits	281,915	200,474
Financial instruments	132,304	110,621
Lease liabilities	71,989	69,884
Accrued expenses	46,664	48,985
Share-based compensation expense	33,886	33,683
Domestic net operating loss carryforwards	23,075	28,628
Other	160,633	99,495
	1,313,027	1,100,534
Valuation allowance	(173,836)	(241,197)
	1,139,191	859,337
Deferred tax liabilities:
Acquired intangibles	1,236,865	1,238,613
Partnership interests	687,785	646,915
Property and equipment	386,355	367,078
Held for sale	157,989	—
Right-of-use assets	37,877	42,430
Other	66,394	50,336
	2,573,265	2,345,372
Net deferred income tax liability	$1,434,074	$1,486,035

The net deferred income taxes reflected in our consolidated balance sheets as of December 31, 2025 and 2024 are as follows:

	2025	2024

	(in thousands)

Noncurrent deferred income tax asset	$(171,430)	$(98,386)
Noncurrent deferred income tax liability	1,605,504	1,584,421
Net deferred income tax liability	$1,434,074	$1,486,035

A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the years ended December 31, 2025, 2024 and 2023 are summarized below (in thousands):

Balance at December 31, 2022	$(110,043)
Allowance for foreign net operating losses	(674)
Allowance for foreign tax credits	(101,271)
Allowance for state tax credits	3,079
Allowance for state interest limitation	(2,335)
Allowance for domestic net operating losses	195
Balance at December 31, 2023	(211,049)
Allowance for foreign net operating losses	(12,533)
Allowance for foreign tax credits	(16,975)
Allowance for state tax credits	(463)
Allowance for state interest limitation	(177)
Balance at December 31, 2024	(241,197)
Allowance for foreign net operating losses	4,763
Allowance for foreign tax credits	56,692
Allowance for state tax credits	2,966
Allowance for state interest limitation	2,513
Allowance for domestic net operating losses	427
Balance at December 31, 2025	$(173,836)

The change in the valuation allowance for the year ended December 31, 2025 is primarily related to foreign and state tax credits, foreign net operating loss carryforwards, and state interest deduction carryforwards that were determined more likely than not to be realized. The change in the valuation allowance for the year ended December 31, 2024 is primarily related to increases related to foreign tax credits and foreign net operating loss carryforwards. The change in the valuation allowance for the year ended December 31, 2023 is primarily related to anticipatory foreign tax credits and state interest deduction carryforwards offset by recognition of state tax credit carryforwards determined more likely than not to be realized.

Foreign net operating loss carryforwards of $106.5 million will expire between December 31, 2026 and December 31, 2045, if not utilized. Foreign net operating loss carryforwards of $181.1 million have indefinite carryforward periods. Domestic net operating loss carryforwards of $23.0 million and tax credit carryforwards of $192.5 million will expire between December 31, 2026 and December 31, 2045, if not utilized.

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

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits, excluding penalties and interest, for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)

Balance at the beginning of the year	$58,302	$43,229	$31,315
Additions related to acquisitions	—	—	4,054
Reductions for income tax positions of prior years	(12,805)	(164)	(887)
Settlements with income tax authorities	(121)	(1,656)	(988)
Additions for income tax positions of prior years	1,082	9,092	1,809
Additions based on income tax positions related to the current year	6,548	7,801	7,926
Balance at the end of the year	$53,006	$58,302	$43,229

As of December 31, 2025, the total amount of gross unrecognized income tax benefits that, if recognized, would affect the provision for income taxes is $51.1 million.

NOTE 13—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. Information about shares repurchased and retired was as follows for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023

	(in thousands, except per share amounts)

Number of shares repurchased and retired	13,171	12,730	4,065
Cost of shares repurchased, including commissions and applicable excise taxes	$1,185,280	$1,565,688	$413,667
Average cost per share	$89.99	$123.00	$101.77

The share repurchase activity for the year ended December 31, 2025 included the repurchase of 5,909,656 shares at an average price of $84.61 per share under an ASR agreement we entered into on August 6, 2025 with a financial institution to repurchase an aggregate of $500.0 million of our common stock during the ASR program purchase period. This ASR program was completed on September 26, 2025. The share repurchase activity for the year ended December 31, 2025 also included the repurchase of 2,449,366 shares at an average price of $102.07 per share under an ASR agreement we entered into on February 13, 2025 with a financial institution to repurchase an aggregate of $250.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 11, 2025.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act into law, which, among other things, implemented a 1% excise tax on share repurchases effective beginning January 1, 2023. During the year ended December 31, 2025 and 2024, we reflected excise taxes of $11.8 million and $15.6 million, respectively, within equity as part of the cost of common stock repurchased, net of share issuances, during the period.

As of December 31, 2025, the remaining amount available under our share repurchase program was $676.5 million. On January 29, 2026, our Board of Directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $2.5 billion. On February 18, 2026, we entered into an ASR agreement to repurchase an aggregate $550.0 million of shares of common stock during the program purchase period, which will end prior to March 30, 2026. The total number of shares to be repurchased under the program will generally be based on the average of the daily volume-weighted average prices of our common stock during the repurchase period less a discount and subject to adjustments pursuant to the terms of the program.

On January 29, 2026, our Board of Directors declared a cash dividend of $0.25 per share payable on March 30, 2026 to common shareholders of record as of March 9, 2026.

NOTE 14—SHARE-BASED AWARDS AND OPTIONS

We have granted nonqualified stock options, restricted stock and performance unit awards to key employees, officers and directors under a long-term incentive plan, which permits grants of equity to employees, officers, directors and consultants. A total of 14.0 million shares of our common stock has been reserved and made available for issuance pursuant to awards granted under the 2011 Amended and Restated Incentive Plan. In addition, a total of 12.6 million shares (subject to adjustment of one share less for every one award granted share under the 2011 Amended and Restated Plan after December 31, 2024 and prior to April 24, 2025), of our common stock has been reserved and made available for issuance pursuant to awards granted under the 2025 Incentive Plan.

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)

Share-based compensation expense from continuing operations	$121,131	$137,769	$178,138
Share-based compensation expense from discontinued operations	32,516	26,475	30,856
Total share-based compensation expense	$153,647	$164,244	$208,994

Total income tax benefit	$35,950	$35,528	$48,446

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

The following table summarizes the changes in unvested restricted stock awards and performance units for the years ended December 31, 2025, 2024 and 2023:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2022	2,145	$159.04
Replacement Awards	202	98.44
Granted	1,322	112.81
Vested	(1,041)	157.33
Forfeited	(147)	128.18
Unvested at December 31, 2023	2,481	131.41
Granted	1,225	128.97
Vested	(1,224)	140.79
Forfeited	(230)	119.07
Unvested at December 31, 2024	2,252	126.07
Granted	1,614	103.15
Vested	(1,130)	125.97
Forfeited	(271)	112.38
Unvested at December 31, 2025	2,465	$110.54

The total fair value of restricted stock and performance units vested was $142.3 million, $172.3 million and $163.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

For restricted stock and performance units, we recognized compensation expense of $141.3 million, $151.6 million and $186.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $118.6 million of unrecognized compensation expense related to unvested restricted stock awards and performance units that we expect to recognize over a weighted-average period of 1.7 years.

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

The following table summarizes changes in stock option activity for the years ended December 31, 2025, 2024 and 2023:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2022	1,139	$111.75	5.4	$17.3
Replacement Awards	142	98.44
Granted	233	110.83
Forfeited	(297)	155.35
Exercised	(296)	89.08		9.4
Outstanding at December 31, 2023	921	99.54	5.0	32.1
Granted	168	127.99
Forfeited	(77)	150.55
Exercised	(234)	59.16		16.0
Outstanding at December 31, 2024	778	112.91	5.5	9.0
Granted	236	102.25
Forfeited	(24)	112.05
Exercised	(59)	62.43		1.4
Outstanding at December 31, 2025	931	$113.43	5.8	$0.6

Options vested and exercisable at December 31, 2025	577	$115.86	4.0	$0.6

We recognized compensation expense for stock options of $8.3 million, $7.5 million and $17.0 million during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had $8.4 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.5 years.

The weighted-average grant-date fair value of stock options granted, including replacement awards granted in connection with the EVO acquisition, during the years ended December 31, 2025, 2024 and 2023 was $43.20, $53.19 and $46.17, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2025	2024	2023

Risk-free interest rate	4.01%	4.13%	3.84%
Expected volatility	46%	45%	45%
Dividend yield	0.88%	0.90%	0.81%
Expected term (years)	5	5	5

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

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures (inclusive of discontinued operations) for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)

Income taxes paid, net of refunds	$786,267	$523,263	$640,784
Interest paid	$575,185	$618,865	$603,486

NOTE 16—NONCONTROLLING INTERESTS

The following table presents the reconciliation of net income attributable to noncontrolling interests to comprehensive income attributable to noncontrolling interests, including discontinued operations, for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)

Net income attributable to noncontrolling interests	$55,940	$73,788	$42,590
Foreign currency translation attributable to noncontrolling interests	112,511	(54,468)	50,397
Comprehensive income attributable to noncontrolling interests	$168,451	$19,320	$92,987

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

We hold a 51% controlling interest in our subsidiary in Germany. Under the shareholder agreement, the minority shareholder has the option to compel us to purchase their shares at fair market value upon the occurrence of a specific change in control event. As of December 31, 2025, the option is not considered probable of becoming redeemable. We also own 51% of our subsidiary in Greece and 50.1% of our subsidiary in Chile. Under the respective shareholder agreements, the minority shareholders have the option to compel us to purchase their shares at a price per share based on the fair value of the shares, or under certain circumstances for our subsidiary in Greece, at a price determined by calculations stipulated in the shareholder agreement. The options have no expiration date.

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

The option held by the minority shareholder in Greece, which is redeemable at a price other than fair value, is considered probable of becoming redeemable on June 30, 2026. In determining the measurement method of redemption price, we have elected to accrete changes in the redemption price over the period from the date of issuance to the earliest redemption date of the instrument using the effective interest method, applied prospectively. Redemption price increases (decreases) recognized in net income attributable to noncontrolling interests in our consolidated statements of income were $(0.7) million and $20.0 million for the years ended December 31, 2025 and 2024, respectively.

In addition, we own 66% of our subsidiary in Poland. The redemption option held by the minority shareholder in Poland expired on January 1, 2024, and the redeemable noncontrolling interest was reclassified to nonredeemable noncontrolling interest in the consolidated balance sheet as of January 1, 2024.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the years ended December 31, 2025, 2024 and 2023:

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2022	$(380,584)	$(22,420)	$(2,965)	$(405,969)
Other comprehensive income (loss)	165,044	(18,439)	439	147,044
Balance at December 31, 2023	(215,540)	(40,859)	(2,526)	(258,925)
Other comprehensive income (loss)	(374,388)	19,441	141	(354,806)
Effect of purchase of subsidiary shares from noncontrolling interest	739	—	—	739
Balance at December 31, 2024	(589,189)	(21,418)	(2,385)	(612,992)
Other comprehensive income (loss)	531,340	(44,795)	240	486,785
Balance at December 31, 2025	$(57,849)	$(66,213)	$(2,145)	$(126,207)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $112.5 million, $(54.5) million and $50.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 18—SEGMENT INFORMATION

Information About Profit and Assets

We report the results of our Issuer Solutions business as a discontinued operation and therefore, no longer present Issuer Solutions as a reportable segment. Segment information presented below is based on our Merchant Solutions reportable segment. See "Note 3—Business Dispositions and Discontinued Operations" for further discussion regarding the divestiture of our Issuer Solutions business. As described in "Note 3—Business Dispositions and Discontinued Operations," during the second quarter of 2023, we completed the sale of the consumer portion of our Netspend business, which comprised our former Consumer Solutions segment. Our former Consumer Solutions segment is presented below for periods prior to disposition.

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

Our segment structure reflects the financial information and reports used by our chief operating decision maker to make decisions regarding the business, including resource allocations and performance assessments. Our Chief Executive Officer is the chief operating decision maker ("CODM"). We evaluate performance and allocate resources based on the operating income of our operating segment. The CODM uses segment operating income in the annual budget and forecasting process, and considers budget-to-actual and forecast-to-actual variances on a monthly, quarterly and annual basis. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and share-based compensation costs are included in Corporate. Impairment of goodwill and gains or losses on business dispositions are not included in determining segment operating income. Interest and other income, interest and other expense, income tax expense and equity in income of equity method investments are not allocated to the individual segments. The CODM does not evaluate the performance of or allocate resources to our operating segment using asset data. The accounting policies of the reportable operating segment are the same as those described in the Summary of Significant Accounting Policies in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies." In consideration of the acquisition of Worldpay and our CODM’s revised organizational structure, effective in the first quarter of 2026, our reportable segments, and the results of those segments, will be reorganized to reflect how our CODM assesses performance and allocates resources. We will report the new segment information beginning in the first quarter of 2026.

Information on segments and reconciliations to consolidated revenues, consolidated operating expenses, consolidated operating income and consolidated depreciation and amortization were as follows:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)

Revenues(1):
Merchant Solutions	$7,705,878	$7,735,970	$7,197,902
Consumer Solutions	—	—	182,740
Intersegment eliminations	—	—	(858)
Consolidated revenues	$7,705,878	$7,735,970	$7,379,784

Operating expenses(1):
Merchant Solutions:
Cost of service	$2,113,381	$2,033,471	$1,950,000
Selling, general and administrative	2,857,334	3,120,279	2,926,602
Total Merchant Solutions expenses	4,970,715	5,153,750	4,876,602

Consumer Solutions(2)	—	—	186,648
Corporate	1,263,297	880,854	865,034
Intersegment eliminations	—	—	(858)

Operating income (loss)(1):
Merchant Solutions	$2,735,163	$2,582,220	$2,321,300
Consumer Solutions	—	—	(3,908)
Corporate	(1,263,297)	(880,854)	(865,034)
Impairment of goodwill	(33,218)	—	—
Net gain (loss) on business dispositions	315,976	273,134	(136,744)
Consolidated operating income	$1,754,624	$1,974,500	$1,315,614

Depreciation and amortization(1):
Merchant Solutions	$1,194,137	$1,193,107	$1,121,597
Corporate	35,071	24,181	20,297
Consolidated depreciation and amortization	$1,229,208	$1,217,288	$1,141,894

(1) Revenues, operating expenses, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates and the effects of disposed businesses through the respective disposal dates. See “Note 2—Acquisitions” and “Note 3—Business Dispositions and Discontinued Operations” for further discussion.

Operating income and operating expenses included acquisition and transformation expenses of $737.5 million, $308.5 million and $333.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, which were primarily included within Corporate selling, general and administrative expenses.

(2) Prior to the disposition of the consumer portion of our Netspend business, the information provided to the CODM included segment revenue and operating income, but not cost of service or selling, general and administrative expense. Therefore, the segment expense detail is not provided for the Consumer Solutions business.

Entity-Wide Information

As a percentage of our total consolidated revenues, revenues from external customers in the United States were 73% for the year ended December 31, 2025, 74% for the year ended December 31, 2024, and 76% for the year ended December 31, 2023. Revenues from external customers are attributed to individual countries based on the location of the customer arrangements. Our results of operations and our financial condition are not significantly reliant upon any single customer.

Long-lived assets, excluding goodwill and other intangible assets, by location as of December 31, 2025 and 2024 were as follows:

	2025	2024

	(in thousands)

United States	$1,003,284	$1,007,959
Foreign countries	498,479	413,309
	$1,501,763	$1,421,268

NOTE 19—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We have contractual obligations related to service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at December 31, 2025 for purchase obligations were as follows (in thousands):

Year ending December 31:
2026	$268,798
2027	169,623
2028	139,099
2029	127,075
2030	138,879
2031 and thereafter	1,000
Total future minimum payments	$844,474

In addition, for certain business combinations and other acquisitions completed in 2025, consideration of $131.6 million is payable in 2026 and $32.2 million is payable in 2027.

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

BIN/ICA Agreements

In certain markets, we enter into sponsorship or depository and processing agreements with banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and an Interbank Card Association ("ICA") number for Mastercard transactions, to clear credit card transactions through Visa and Mastercard. Certain of these agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2025.

GLOBAL PAYMENTS INC.
SCHEDULE II (1)

Valuation and Qualifying Accounts
(in thousands)

(a)	(b)	(c)	(d)	(e)
Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses (3)	Deductions: Uncollectible Accounts Write-Offs (Recoveries)	Balance at End of Period

Allowance for credit losses - accounts receivable
December 31, 2023 (4)	$19,238	$23,495	$25,185	$17,548
December 31, 2024 (5)	$17,548	$25,825	$19,345	$24,028
December 31, 2025	$24,028	$27,184	$966	$50,246

Allowance for credit losses - settlement assets (2)
December 31, 2023	$2,287	$19,242	$11,799	$9,730
December 31, 2024	$9,730	$22,387	$22,161	$9,956
December 31, 2025	$9,956	$26,973	$20,320	$16,609

Reserve for sales allowances
December 31, 2023	$7,668	$29,498	$28,770	$8,396
December 31, 2024	$8,396	$29,906	$28,699	$9,603
December 31, 2025	$9,603	$69,972	$58,083	$21,492

Allowance for credit and operating losses - check guarantee
December 31, 2023 (4)	$3,444	$3,074	$6,518	$—
December 31, 2024	$—	$—	$—	$—
December 31, 2025	$—	$—	$—	$—

Reserve for contract contingencies and processing errors
December 31, 2023	$1,577	$390	$354	$1,613
December 31, 2024	$1,613	$255	$461	$1,407
December 31, 2025	$1,407	$2,103	$2,041	$1,469

Reserve for cardholder losses
December 31, 2023 (4)	$10,190	$13,425	$23,615	$—
December 31, 2024	$—	$—	$—	$—
December 31, 2025	$—	$—	$—	$—

Deferred income tax asset valuation allowance
December 31, 2023	$110,043	$104,280	$3,274	$211,049
December 31, 2024	$211,049	$30,148	$—	$241,197
December 31, 2025	$241,197	$29,760	$97,121	$173,836

Allowance for credit losses - notes receivable
December 31, 2023	$—	$15,245	$—	$15,245
December 31, 2024	$15,245	$—	$—	$15,245
December 31, 2025	$15,245	$—	$—	$15,245

(1) This Schedule II reflects our continuing operations.

(2) Included in settlement processing obligations.

(3) In addition to amounts charged to costs and expenses, amounts in this column include additions, as applicable, resulting from business combinations.

(4) Includes certain amounts related to our consumer and gaming business disposal groups that were presented as held for sale in the consolidated balance sheet as of December 31, 2022. During the second quarter of 2023, we completed the sale of our gaming business and the consumer portion of our Netspend business. The results relating to our consumer and gaming business are included for the periods prior to disposition, and the amounts disposed of are included in the deductions column above.

(5) Includes certain amounts related to AdvancedMD, which we completed the sale of in December 2024. The results relating to AdvancedMD are included for the periods prior to disposition and the amounts disposed of are included in the deductions column above.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission the Internal Control — Integrated Framework (2013).

Based on the results of its evaluation, management believes that as of December 31, 2025, our internal control over financial reporting is effective based on those criteria. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Due to such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, such risk.

Attestation Report of Public Accounting Firm

Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for the year ended December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

(b) Insider Trading Plans and Arrangements

During the quarter ended December 31, 2025, none of our directors or officers notified us that they adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors, executive officers and our corporate governance contained under the headings "Proposal 1: Election of Directors for a One-Year Term," "Biographical Information About Executive Officers," "Anti-Hedging Policy; Insider Trading Policy" and "Delinquent Section 16(a) Reports" from our proxy statement to be delivered in connection with our Proxy Statement and Notice of 2026 Annual Meeting of Shareholders to be held on April 30, 2026 (our "2026 Proxy Statement").

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

ITEM 11 - EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information required by this item from our 2026 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings "Common Stock Ownership - Common Stock Ownership by Management" and "Common Stock Ownership - Common Stock Ownership by Non-Management Shareholders" from our 2026 Proxy Statement.

The information under the caption “Key Data Relating to Outstanding Equity Awards and Shares Available - Equity Compensation Plan Information” in the 2026 Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and our affiliates and the independence of our directors contained under the headings "Additional Information-Relationships and Related Party Transactions" and "Board of Directors, its Committees, Meetings and Functions - Corporate Governance - Board Independence" from our 2026 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading "Proposal Three: Ratification of Reappointment of Independent Registered Public Accounting Firm" from our 2026 Proxy Statement.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in "Item 8 - Financial Statements and Supplementary Data" of this exhibit:

(2) Financial Statement Schedules

Page Number
Schedule II, Valuation and Qualifying Accounts	119

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
4.25
Supplemental Indenture No. 7, dated as of November 14, 2025, between Global Payments Inc. and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 14, 2025.

4.26	Form of Global Note representing the Notes (included in Exhibit 4.25).
10.1+	Total System Services, Inc. 2017 Omnibus Plan incorporated by reference to Exhibit 10.1 to TSYS’s Current Report on Form 8-K filed on April 28, 2017.
10.2+	Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 to TSYS’ Current Report on Form 8-K filed on May 4, 2012.
10.3+	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 to TSYS’ Current Report on Form 8-K filed on April 25, 2007.

10.4+	Amended and Restated 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on July 28, 2010.
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

10.14+
Amended and Restated Employment Agreement, dated as of September 20, 2019, between Global Payments Inc. and David L. Green, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2019.

10.15+
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

10.19+
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

10.21+
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2022), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022.

10.22+
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

10.26+
Employment Agreement, dated as of September 20, 2019, between Global Payments Inc. and Joshua J. Whipple incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2022.

10.27+
Amendment to Employment Agreement, dated as of August 2, 2022, between Global Payments Inc. and Joshua J. Whipple incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2022.

10.28
Investment Agreement, dated as of August 1, 2022, among Global Payments Inc., Silver Lake Partners VI DE (AIV), L.P. and Silver Lake Alpine II, L.P., incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on August 2, 2022

10.29	Form of Capped Call Confirmation, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 9, 2022
10.30
Credit Agreement, dated as of August 19, 2022, among Global Payments Inc., as borrower, the other borrowers party thereto, Bank of America, N.A., as administrative agent and an L/C Issuer and the other lenders and L/C Issuers party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2022

10.31+
Employment Agreement, dated as of August 1, 2024, by and between Global Payments Inc. and Robert Cortopassi, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 6, 2024.

10.32
CORRA Transition Amendment, dated July 3, 2024, to Credit Agreement, dated as of August 19, 2022, among Global Payments Inc., the other borrowers party thereto and Bank of America, N.A., as administrative agent and an L/C Issuer and the other lenders and L/C Issuers party thereto, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q filed on October 31, 2024.

10.33+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2024), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2024.

10.34+
Form of Restricted Stock Award Certificate pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (1 year vest; calendar 2024), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2024.

10.35+
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

10.37	Form of Capped Call Confirmation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2024.
10.38+
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

10.40+	Global Payments Inc. 2025 Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 13, 2025.
10.41+	Global Payments Inc. Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 13, 2025.
10.42
Credit Agreement, dated as of May 15, 2025, among Global Payments Inc., the other Borrowers party thereto, Bank of America, N.A., as Administrative Agent and an L/C Issuer and the other Lenders and L/C Issuers party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2025.

10.43
Form of Stock Option Award pursuant to the 2025 Incentive Plan for the Executive Officers (calendar 2025), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2025.

10.44
Form of Performance Stock Unit Award Certificate pursuant to the 2025 Incentive Plan for Executive Officers (calendar 2025), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2025.

10.45
Form of Restricted Stock Award Certificate pursuant to the 2025 Incentive Plan for Executive Officers (calendar 2025), incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2025.

10.46+	Non-Employee Director Compensation Policy dated April 24, 2025, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2025.
10.47*+	Employment Agreement dated March 30, 2025 between Global Payments Inc. and Dara Steele-Belkin
10.48*+	Employment Agreement dated May 1, 2025 between Global Payments Inc. and Ryan Loy
10.49*+	Employment Agreement dated January 9, 2026 between Worldpay, LLC and Stella Nichole Viviani
19	Insider Trading Policy, incorporated by reference to Exhibit 19 to the Company's Annual report on Form 10-K filed on February 14, 2025.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
97+	Global Payments Executive Compensation Clawback Policy, incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed on February 14, 2024.
101.1*
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
†	Schedules and similar attachments have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or similar attachment will be furnished to the Securities and Exchange Commission upon request.

(b) Exhibits

Page Number
Index to Exhibits	123

(c)    Financial Statement Schedules

See Item 15(2) above.

ITEM 16 - FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2026.

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

	Signature	Title	Date

	/s/ M. Troy Woods*	Chairman of the Board	February 20, 2026
M. Troy Woods

	/s/ F. Thaddeus Arroyo*	Director	February 20, 2026
F. Thaddeus Arroyo

	/s/ Robert H.B. Baldwin, Jr.*	Director	February 20, 2026
Robert H.B. Baldwin, Jr.

	/s/ John G. Bruno*	Director	February 20, 2026
John G. Bruno

	/s/ Archana Deskus*	Director	February 20, 2026
Archana Deskus

	/s/ Joia M. Johnson*	Director	February 20, 2026
Joia M. Johnson

	/s/ Kirsten Kliphouse*	Director	February 20, 2026
Kirsten Kliphouse

	/s/ Connie D. McDaniel*	Director	February 20, 2026
Connie D. McDaniel

	/s/ Joseph Osnoss*	Director	February 20, 2026
Joseph Osnoss

	/s/ William B. Plummer*	Director	February 20, 2026
William B. Plummer

	/s/ Patricia Watson*	Director	February 20, 2026
Patricia Watson

	/s/ Cameron M. Bready	Director	February 20, 2026
Cameron M. Bready

*By:	/s/ Cameron M. Bready	Attorney-in-fact	February 20, 2026
Cameron M. Bready