Form 10-Q
period 2026-03-31
GLOBAL PAYMENTS INC
filed 2026-05-08
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
The number of shares of the issuer’s common stock, no par value, outstanding as of May 1, 2026, was 273,543,507.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended March 31, 2026

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025

Revenues	$2,969,682	$1,820,318
Operating expenses:
Cost of service	1,273,614	495,175
Selling, general and administrative	1,711,714	957,177
Gain on business disposition	—	(3,993)
	2,985,328	1,448,359
Operating income (loss)	(15,646)	371,959

Interest and other income	33,520	38,040
Interest and other expense	(242,369)	(148,540)
	(208,849)	(110,500)
Income (loss) from continuing operations before income taxes and equity in income of equity method investments	(224,495)	261,459
Income tax expense (benefit)	(11,840)	43,769
Income (loss) from continuing operations before equity in income of equity method investments	(212,655)	217,690
Equity in income of equity method investments, net of tax	19,830	18,248
Income (loss) from continuing operations	(192,825)	235,938
Income (loss) from discontinued operations, net of tax	(1,586,227)	76,834
Net income (loss)	(1,779,052)	312,772
Net income attributable to noncontrolling interests	(20,826)	(7,038)
Net income (loss) attributable to Global Payments	$(1,799,878)	$305,734

Basic earnings (loss) per share attributable to Global Payments:
Continuing operations	$(0.78)	$0.93
Discontinued operations	(5.81)	0.31
Total basic earnings (loss) per share attributable to Global Payments	$(6.59)	$1.24

Diluted earnings (loss) per share attributable to Global Payments:
Continuing operations	$(0.78)	$0.93
Discontinued operations	(5.81)	0.31
Total diluted earnings (loss) per share attributable to Global Payments	$(6.59)	$1.24

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025

Net income (loss)	$(1,779,052)	$312,772
Other comprehensive income (loss):
Foreign currency translation adjustments	(101,635)	215,064
Income tax expense related to foreign currency translation adjustments	(743)	(1,574)
Net unrealized gains (losses) on hedging activities	5,343	(9,371)
Reclassification of net unrealized losses on hedging activities to interest expense	5,131	852
Income tax benefit (expense) related to hedging activities	(2,510)	2,013
Other, net of tax	2,058	—
Other comprehensive income (loss)	(92,356)	206,984

Comprehensive income (loss)	(1,871,408)	519,756
Comprehensive loss (income) attributable to noncontrolling interests	2,483	(50,676)
Comprehensive income (loss) attributable to Global Payments	$(1,868,925)	$469,080

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,861,312	$8,336,402
Accounts receivable, net	1,415,671	784,174
Settlement processing assets	3,353,347	1,476,543
Prepaid expenses and other current assets	1,043,895	802,018
Current assets of discontinued operations	—	1,203,534
Total current assets	11,674,225	12,602,671
Goodwill	27,082,588	17,076,624
Other intangible assets, net	20,175,777	4,231,227
Property and equipment, net	2,012,243	1,501,763
Deferred income taxes	340,769	171,430
Notes receivable	829,403	816,810
Other noncurrent assets	2,139,836	1,868,788
Noncurrent assets of discontinued operations	—	15,069,171
Total assets	$64,254,841	$53,338,484
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Settlement lines of credit	$1,010,304	$345,007
Current portion of long-term debt	1,582,335	1,920,792
Accounts payable and accrued liabilities	3,729,351	2,542,627
Settlement processing obligations	5,792,784	1,720,608
Income taxes payable	2,632,200	117,509
Current liabilities of discontinued operations	—	810,301
Total current liabilities	14,746,974	7,456,844
Long-term debt	20,984,465	19,541,512
Deferred income taxes	2,733,850	1,605,504
Other noncurrent liabilities	1,114,971	522,121
Noncurrent liabilities of discontinued operations	—	433,022
Total liabilities	39,580,260	29,559,003
Commitments and contingencies
Redeemable noncontrolling interests	211,073	201,003
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at March 31, 2026 and December 31, 2025; 273,396,831 shares issued and outstanding at March 31, 2026 and 236,692,592 shares issued and outstanding at December 31, 2025	—	—
Paid-in capital	19,919,419	17,078,652
Retained earnings	4,068,198	5,936,322
Accumulated other comprehensive loss	(195,254)	(126,207)
Total Global Payments shareholders’ equity	23,792,363	22,888,767
Nonredeemable noncontrolling interests	671,145	689,711
Total equity	24,463,508	23,578,478
Total liabilities, redeemable noncontrolling interests and equity	$64,254,841	$53,338,484

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income (loss)	$(1,779,052)	$312,772
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	117,600	122,839
Amortization of acquired intangibles	747,157	329,269
Amortization of capitalized contract costs	24,821	34,424
Share-based compensation expense	21,486	39,740
Provision for operating losses and credit losses	34,650	19,950
Noncash lease expense	14,972	14,162
Deferred income taxes	(1,035,701)	(70,737)
Paid-in-kind interest capitalized to principal of notes receivable	(16,339)	(19,499)
Equity in income of equity method investments, net of tax	(19,853)	(18,286)
Distributions received on investments	—	7,512
Gain on business disposition	(22,174)	(3,993)
Other, net	44,806	19,338
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	44,178	(36,734)
Prepaid expenses and other assets	(193,470)	(93,552)
Income taxes payable	2,474,328	79,318
Accounts payable and other liabilities	(746,230)	(181,399)
Net cash provided by (used in) operating activities	(288,821)	555,124
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash and restricted cash acquired	(1,389,248)	(49,886)
Capital expenditures	(261,336)	(127,577)
Principal payment received on notes receivable	4,375	4,375
Net cash from sales of businesses	7,362,347	—
Net cash provided by (used in) investing activities	5,716,138	(173,088)
Cash flows from financing activities:
Changes in funds held for customers	(18,451)	(58,461)
Changes in settlement processing assets and obligations, net	(534,818)	479,153
Net borrowings from settlement lines of credit	675,874	223,216
Net borrowings from commercial paper notes	1,077,072	867,582
Proceeds from long-term debt	4,667,951	1,551,000
Repayments of long-term debt	(13,618,554)	(2,546,613)
Payments of debt issuance costs	(8,663)	—
Repurchases of common stock	(549,931)	(446,286)
Proceeds from stock issued under share-based compensation plans	4,734	6,340
Common stock repurchased - share-based compensation plans	(31,468)	(36,006)
Distributions to noncontrolling interests	(6,013)	(10,327)
Dividends paid	(68,246)	(61,124)
Net cash used in financing activities	(8,410,513)	(31,526)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,732)	61,790
Increase (decrease) in cash, cash equivalents and restricted cash	(2,991,928)	412,300
Cash, cash equivalents and restricted cash, beginning of the period	9,116,414	2,735,975
Cash, cash equivalents and restricted cash, end of the period	$6,124,486	$3,148,275

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2025	236,693	$17,078,652	$5,936,322	$(126,207)	$22,888,767	$689,711	$23,578,478	$201,003
Net income (loss)			(1,799,878)		(1,799,878)	7,112	(1,792,766)	13,714
Other comprehensive loss				(69,047)	(69,047)	(19,665)	(88,712)	(3,644)
Stock issued under share-based compensation plans	1,135	4,734			4,734		4,734
Common stock repurchased - share-based compensation plans	(436)	(34,418)			(34,418)		(34,418)
Share-based compensation expense		21,486			21,486		21,486
Issuance of common stock in connection with a business combination	43,268	3,404,762			3,404,762		3,404,762
Repurchases of common stock	(7,263)	(555,797)			(555,797)		(555,797)
Distributions to noncontrolling interests					—	(6,013)	(6,013)
Cash dividends declared ($0.25 per common share)			(68,246)		(68,246)		(68,246)
Balance at March 31, 2026	273,397	$19,919,419	$4,068,198	$(195,254)	$23,792,363	$671,145	$24,463,508	$211,073

	Shareholders' Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2024	248,709	$18,118,942	$4,774,736	$(612,992)	$22,280,686	$575,258	$22,855,944	$160,623
Net income (loss)			305,734		305,734	8,224	313,958	(1,186)
Other comprehensive income				163,346	163,346	36,284	199,630	7,354
Stock issued under share-based compensation plans	1,229	6,340			6,340		6,340
Common stock repurchased - share-based compensation plans	(358)	(37,342)			(37,342)		(37,342)
Share-based compensation expense		39,740			39,740		39,740
Repurchases of common stock	(4,218)	(449,037)			(449,037)		(449,037)
Distributions to noncontrolling interests					—	(10,327)	(10,327)
Cash dividends declared ($0.25 per common share)			(61,124)		(61,124)		(61,124)
Balance at March 31, 2025	245,362	$17,678,643	$5,019,346	$(449,646)	$22,248,343	$609,439	$22,857,782	$166,791

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

On January 9, 2026, we acquired 100% of Worldpay Holdco, LLC (“Worldpay”) from Fidelity National Information Services, Inc. (“FIS”) and affiliates of GTCR LLC (“GTCR”) and divested our Issuer Solutions business to FIS. Worldpay is an industry-leading payments technology and solutions company. Together, the Worldpay and Issuer Solutions transactions simplify our business model and position Global Payments as a leading pure play commerce solutions provider for merchants of all sizes with extensive global scale. See “Note 2—Acquisition” for further discussion on the acquisition of Worldpay and “Note 3—Business Dispositions and Discontinued Operations” for further discussion on the divestiture of our Issuer Solutions business.

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. Investments in entities that we do not control are accounted for using the equity or cost method, based on whether or not we have the ability to exercise significant influence over operating and financial policies. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2025, was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, but does not include all disclosures required by GAAP for annual financial statements.

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

Recently issued accounting pronouncements not yet adopted

Accounting Standards Update ("ASU") 2025-09 - In November 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-09, "Derivatives and Hedging (Topic 815) Hedge Accounting Improvements," which provides improvements to the guidance for five specific matters: (i) similar risk assessment for cash flow hedges, (ii) hedging interest payments on choose-your-rate debt, (iii) cash flow hedges of nonfinancial forecasted transactions, (iv) net written options as hedging instruments and (v) foreign currency denominated debt instrument designated hedges. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied prospectively for all hedging relationships. We are evaluating the potential effects of ASU 2025-09 on our consolidated financial statements and related disclosures.

ASU 2025-06 - In September 2025, the FASB issued ASU 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software," which provides targeted improvements to the accounting for internal-use software costs by replacing the existing project-stage model with a principles-based approach to determine when the capitalization of costs should begin. This update requires an entity to start capitalizing software costs when: (i) the Company authorizes and commits to funding the software project and (ii) it is probable the software project will be completed. The amendments in this update are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied either retrospectively, prospectively to software costs incurred after the adoption date or on a modified prospective basis. We are evaluating the potential effects of ASU 2025-06 on our consolidated financial statements and related disclosures.

ASU 2024-03 - In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses," which requires disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. We are evaluating the potential effects of ASU 2024-03 on our consolidated financial statements and related disclosures.

NOTE 2—ACQUISITION

Worldpay

On January 9, 2026, we acquired 100% of Worldpay from FIS and affiliates of GTCR (the "Worldpay Acquisition") and divested our Issuer Solutions business to FIS (such divestiture, together with the Worldpay Acquisition, the "Transaction"). The Worldpay Acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, which generally requires that we recognize the assets acquired and liabilities assumed at fair value as of the acquisition date.

Consideration paid to GTCR for its ownership interest in Worldpay consisted of (1) approximately $6.0 billion in cash and (2) 42.8 million shares of Global Payments common stock. Consideration received for the divestiture of our Issuer Solutions business consisted of (1) approximately $7.5 billion in cash and (2) FIS’ ownership interest in Worldpay. The acquisition of Worldpay and divestiture of our Issuer Solutions business occurred simultaneously.

We funded portions of the Transaction with indebtedness which is further described in “Note 6—Long-Term Debt and Lines of Credit.”

Both transactions are subject to customary working capital and other adjustments. We are providing certain transition services to support the Issuer Solutions business as it is integrated with FIS. We are also receiving certain transition services from FIS in support of our integration of Worldpay.

The fair value of total purchase consideration was determined as follows (in thousands, except share and per share data):

Consideration transferred to GTCR:
Number of shares of Global Payments issued in the acquisition (1)	42,779,788
Price per share of Global Payments common stock as of January 8, 2026 (2)	$78.69
Fair value of common stock issued	3,366,342
Cash paid to GTCR (3)	6,041,671
9,408,013
Consideration transferred to FIS:
Fair value of the Issuer Solutions business transferred to FIS (4)	15,086,000
Cash received from FIS, including reimbursement of cash in business transferred (5)	(7,516,216)
7,569,784
Total purchase consideration	$16,977,797

(1) Number of shares issued is net of 488,253 shares, with postcombination employee service requirements and includes 729,600 shares related to Worldpay equity awards that vested automatically at closing and were converted into Global Payments common stock.

(2) Represents the closing share price of Global Payments common stock as of January 8, 2026, the last trading day prior to the Transaction closing.

(3) Amount includes $153.6 million for Worldpay equity awards held by employees that vested automatically at the acquisition date and settled in cash.

(4) The fair value of our Issuer Solutions business transferred to FIS is based on a third-party valuation using the average of the income and market approaches.

(5) Final closing cash amounts are preliminary and subject to working capital and other adjustments.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of March 31, 2026, including a reconciliation to the total purchase consideration, were as follows (in thousands):

Cash and cash equivalents	$4,136,237
Accounts receivable	657,835
Settlement processing assets	2,113,017
Prepaid expenses and other current assets(1)	1,064,511
Other intangible assets	16,403,552
Property and equipment	374,598
Deferred tax asset	30,805
Other noncurrent assets	243,118
Accounts payable and accrued liabilities	(1,894,231)
Settlement processing obligations	(4,548,560)
Debt(2)	(8,908,559)
Deferred tax liability	(2,022,745)
Other noncurrent liabilities	(598,988)
Total identifiable net assets	7,050,590
Goodwill	9,927,207
Preliminary total purchase consideration	$16,977,797

(1) Includes $860.4 million of restricted cash held in escrow by a third party used to fund a portion of the assumed debt paid off at the acquisition date.

(2) Assumed debt was paid off at the acquisition date.

As of March 31, 2026, we considered these amounts to be provisional as we are still in the process of gathering and reviewing information to support the valuations of the assets acquired, liabilities assumed and related tax positions. Goodwill arising from the acquisition of Worldpay was attributable to expected growth opportunities, an assembled workforce and potential synergies from combining the acquired business into our existing business. We expect that $3.4 billion of the goodwill from this acquisition will be deductible for income tax purposes. Due to the timing of the acquisition, we are still in the process of assigning goodwill to our reporting units.

The following table reflects the provisional estimated fair values of the identified intangible assets of Worldpay and the respective weighted-average estimated amortization periods:

	Estimated Fair Value	Weighted-Average Estimated Amortization Period
	(in thousands)	(years)
Customer-related intangible assets	$14,666,742	11.3
Acquired technologies	1,351,164	7.0
Contract-based intangible assets	270,831	10.0
Trademarks and trade names	114,815	2.0
Total identifiable intangible assets	$16,403,552	10.9

The estimated fair values of customer-related intangible assets and contract-based intangible assets were generally determined using the income approach, which was based on projected cash flows discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. The discount rates used represented the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Acquired technologies, trademarks and trade names were valued using the "relief-from-royalty" approach. This method assumes that the assets have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method required us to estimate the future revenues for the related brands, the appropriate royalty rate and the weighted-average cost of capital.

From the acquisition date through March 31, 2026, Worldpay contributed $1.2 billion to our consolidated revenues and had an operating loss of approximately $138.7 million. Acquisition-related costs directly related to the Worldpay Acquisition were $77.5 million for the three months ended March 31, 2026 and were included within selling, general and administrative expenses.

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information shows the results of our operations for the three months ended March 31, 2026 and 2025 as if the Transaction had occurred on January 1, 2025. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the Transaction had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of Worldpay. The unaudited pro forma information reflects the effects of applying our accounting policies and certain pro forma adjustments to the combined historical financial information of Global Payments and Worldpay. The pro forma adjustments include:

•incremental amortization expense associated with identified intangible assets;

•adjustment to interest expense to reflect the removal of Worldpay debt and the additional borrowings of Global Payments in conjunction with the Transaction; and

•the income tax effects of the pro forma adjustments.

In addition, the pro forma net income attributable to continuing operations of Global Payments includes recognition of transaction costs related to the Transaction as of the beginning of the earliest period presented. Accordingly, pro forma net income attributable to Global Payments for the three months ended March 31, 2025, includes approximately $77.5 million of transaction costs related to the Worldpay Acquisition.

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)

Total revenues	$3,076,852	$3,097,856
Net loss attributable to continuing operations of Global Payments	(88,228)	(54,926)

NOTE 3—BUSINESS DISPOSITIONS AND DISCONTINUED OPERATIONS

Discontinued Operations

We completed the sale of our Issuer Solution business on January 9, 2026, simultaneously with the acquisition of Worldpay. We analyzed quantitative and qualitative factors relevant to the Issuer Solutions disposal group and determined that the accounting criteria to be classified as held for sale and a discontinued operation were met. Accordingly, the operating results of our Issuer Solutions business have been reflected as discontinued operations for all periods presented through the completed divestiture date. The assets and liabilities of the Issuer Solutions disposal group are presented separately on our consolidated balance sheet as of December 31, 2025. Our consolidated statements of cash flows include cash flows from discontinued operations for all periods presented through the completed divestiture date. Unless otherwise indicated, all disclosures in the notes to the consolidated financial statements reflect only our continuing operations.

The following table presents the major classes of line items constituting income from discontinued operations, net of tax, in our consolidated statements of income for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Revenues	$54,259	$598,514
Operating expenses:
Cost of service	28,980	432,534
Selling, general and administrative	28,194	67,054
Gain on business disposition	(22,174)	—
	35,000	499,588
Operating income	19,259	98,926
Interest and other income (expense), net	1,688	(7,221)
Income from discontinued operations before income taxes and equity in income of equity method investments	20,947	91,705
Income tax expense	1,607,197	14,909
Income (loss) from discontinued operations before equity in income of equity method investments	(1,586,250)	76,796
Equity in income of equity method investments	23	38
Income (loss) from discontinued operations, net of tax	$(1,586,227)	$76,834

The following table presents the carrying amounts of the major classes of assets and liabilities of discontinued operations as of December 31, 2025:

December 31, 2025
(in thousands)
Cash and cash equivalents	$403,689
Accounts receivable, net	333,142
Prepaid expenses and other current assets	466,703
Current assets of discontinued operations	1,203,534

Goodwill	9,284,218
Other intangible assets, net	4,201,245
Property and equipment, net	1,111,243
Other noncurrent assets	632,914
Valuation allowance to adjust assets to estimated fair value, less costs to sell	(160,449)
Noncurrent assets of discontinued operations	15,069,171

Accounts payable and accrued liabilities	810,301
Current liabilities of discontinued operations	810,301

Deferred income taxes	277,226
Other noncurrent liabilities	155,796
Noncurrent liabilities of discontinued operations	433,022

Cash flows related to discontinued operations are included in our consolidated statements of cash flows for the three months ended March 31, 2026 and 2025. The following table presents selected items affecting the statements of cash flows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Depreciation and amortization of property and equipment	$—	$27,434
Amortization of acquired intangibles	—	132,087

During the three months ended March 31, 2025, Issuer Solutions entered into an agreement to acquire software and related services, of which $37.5 million was financed utilizing a two-year vendor financing arrangement. During the three months ended March 31, 2026, we recognized tax expense in discontinued operations of $1.6 billion, primarily related to the derecognition of goodwill in the sale of the Issuer Solutions business which was not deductible for U.S. federal income tax purposes, along with other taxable differences recognized upon sale.

NOTE 4—REVENUES

The following table presents a disaggregation of our revenues from contracts with customers by geography for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands)

Americas	$2,163,480	$1,489,260
Europe, Middle East and Africa	704,546	266,598
Asia Pacific	101,656	64,460
	$2,969,682	$1,820,318

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606"), requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three months ended March 31, 2026 and 2025, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of March 31, 2026 and December 31, 2025 was as follows:

	Balance Sheet Location	March 31, 2026	December 31, 2025

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$283,873	$270,773
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	27,068	21,259

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	178,364	177,452
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	25,332	19,625

Net contract assets were not material at March 31, 2026, or December 31, 2025. Revenue recognized for the three months ended March 31, 2026 and 2025 from contract liability balances at the beginning of each period was $75.5 million and $62.6 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2026. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less, and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

Remainder of 2026	$262,109
2027	247,735
2028	162,897
2029	113,499
2030	65,956
2031	24,369
2032 and thereafter	25,408
Total	$901,973

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2026 and December 31, 2025, goodwill and other intangible assets consisted of the following:

	March 31, 2026	December 31, 2025

	(in thousands)

Goodwill	$27,082,588	$17,076,624
Other intangible assets:
Customer-related intangible assets	$20,629,107	$5,536,591
Acquired technologies	3,295,973	1,918,713
Contract-based intangible assets	2,385,828	2,313,160
Trademarks and trade names	593,621	479,405
	26,904,529	10,247,869
Less accumulated amortization:
Customer-related intangible assets	3,933,344	3,361,512
Acquired technologies	1,714,011	1,630,830
Contract-based intangible assets	620,259	584,392
Trademarks and trade names	461,138	439,908
	6,728,752	6,016,642
	$20,175,777	$4,231,227

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2026:

Merchant Solutions

(in thousands)
Balance at December 31, 2025	$17,076,624
Goodwill acquired	9,981,329
Effect of foreign currency translation	25,419
Measurement period adjustments	(784)
Balance at March 31, 2026	$27,082,588

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of March 31, 2026 and December 31, 2025, long-term debt consisted of the following:

	March 31, 2026	December 31, 2025

	(in thousands)

1.200% senior notes due March 1, 2026	$—	$1,099,681
4.800% senior notes due April 1, 2026	750,000	752,825
2.150% senior notes due January 15, 2027	749,062	748,697
4.950% senior notes due August 15, 2027	498,651	498,406
4.550% senior notes due March 15, 2028	497,275	—
4.450% senior notes due June 1, 2028	459,520	460,619
4.500% senior notes due November 15, 2028	1,739,882	1,738,918
3.200% senior notes due August 15, 2029	1,244,684	1,244,291
5.300% senior notes due August 15, 2029	497,637	497,462
2.900% senior notes due May 15, 2030	995,171	994,879
4.875% senior notes due November 15, 2030	1,686,103	1,685,351
2.900% senior notes due November 15, 2031	745,281	745,072
5.400% senior notes due August 15, 2032	744,758	744,552
5.200% senior notes due November 15, 2032	990,538	990,181
5.400% senior notes due March 15, 2033	495,223	—
5.550% senior notes due November 15, 2035	1,729,572	1,730,061
4.150% senior notes due August 15, 2049	741,661	741,572
5.950% senior notes due August 15, 2052	739,474	739,374
4.875% senior notes due March 17, 2031	917,694	932,686
1.000% convertible notes due August 15, 2029	1,472,096	1,470,029
1.500% convertible notes due March 1, 2031	1,976,615	1,975,407
Revolving credit facility	1,598,000	1,515,000
Commercial paper notes	1,077,513	—
Finance lease liabilities	21,402	21,267
Other borrowings	198,988	135,974
Total long-term debt	22,566,800	21,462,304
Less current portion	1,582,335	1,920,792
Long-term debt, excluding current portion	$20,984,465	$19,541,512

The carrying amounts of our senior notes and convertible notes in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At March 31, 2026, the unamortized discount on senior notes and convertible notes was $73.1 million, and unamortized debt issuance costs on senior notes and convertible notes were $89.8 million. At December 31, 2025, the unamortized discount on senior notes and convertible notes was $71.6 million, and unamortized debt issuance costs on senior notes and convertible notes were $91.5 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets in our consolidated balance sheets. At March 31, 2026 and December 31, 2025, unamortized debt issuance costs on the unsecured revolving credit facility were $19.5 million and $20.7 million, respectively.

At March 31, 2026, future maturities of long-term debt (excluding finance lease liabilities) were as follows by year (in thousands):

Year Ending December 31,

Remainder of 2026	$789,536
2027	1,381,111
2028	2,725,750
2029	3,250,130
2030	5,376,185
2031	3,674,248
2032 and thereafter	5,500,000
Total	$22,696,960

Senior Notes

On March 5, 2026, we issued $1.0 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 4.550% senior notes due March 2028 and (ii) $500.0 million aggregate principal amount of 5.400% senior notes due March 2033. We incurred debt issuance costs of $7.7 million, including underwriting fees, professional services fees and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet. Interest on the senior unsecured notes is payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2026. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from this offering to repay outstanding indebtedness and for general corporate purposes.

On November 14, 2025, we issued $6.2 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $1.75 billion aggregate principal amount of 4.500% senior notes due November 2028; (ii) $1.7 billion aggregate principal amount of 4.875% senior notes due November 2030; (iii) $1.0 billion aggregate principal amount of 5.200% senior notes due November 2032; and (iv) $1.75 billion aggregate principal amount of 5.550% senior notes due November 2035. Interest on the senior unsecured notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2026. The debt issuance was completed in connection with the acquisition of Worldpay.

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

1.000% Convertible Notes due August 15, 2029

We also have $1.5 billion in aggregate principal amount of 1.000% convertible unsecured senior notes due August 2029 that were issued in 2022 in a private placement pursuant to an investment agreement with Silver Lake Partners. Interest on the convertible notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023, to the holders of record on the preceding February 1 and August 1, respectively. The convertible notes mature on August 15, 2029, subject to earlier conversion or repurchase. The notes, which are currently convertible, are presented within long-term debt in our consolidated balance sheets based on our intent and ability to refinance on a long-term basis should a conversion event occur.

Revolving Credit Facility

On May 15, 2025, we entered into a credit agreement with a syndicate of financial institutions as lenders and agents. The credit agreement provides for an unsubordinated unsecured $7.25 billion revolving credit facility (the "Revolving Credit Facility"), of which (a) $5.75 billion was made available on May 15, 2025 and (b) an additional $1.5 billion was made available upon the closing of the acquisition of Worldpay. Commitments under the Revolving Credit Facility may be increased to an aggregate amount not to exceed $7.5 billion. The Revolving Credit Facility matures in May 2030 and provides for up to two one-year maturity extensions. Borrowings under the Revolving Credit Facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of lenders and customary notice provisions.

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

As of March 31, 2026, there were borrowings of $1.6 billion outstanding under the revolving credit facility with an interest rate of 5.1%, and the total available commitments under the revolving credit facility were $4.6 billion.

Committed Bridge Financing

On April 17, 2025, in connection with our entry into the definitive agreement to acquire Worldpay, we obtained $7.7 billion in committed bridge financing, which was subsequently reduced to $6.2 billion on May 15, 2025 in connection with the entry into the Revolving Credit Facility. We terminated our bridge facility on November 14, 2025.

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

As of March 31, 2026, we had net borrowings under our commercial paper program of $1,077.5 million outstanding, presented within long-term debt in our consolidated balance sheet based on our intent and ability to continually refinance on a long-term basis, with a weighted average annual interest rate of 4.3%. The commercial paper program is backstopped by our credit agreement, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. As such, we could draw on the revolving credit facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

Fair Value of Long-Term Debt

As of March 31, 2026, our senior notes had a total carrying amount of $16.2 billion and an estimated fair value of $14.7 billion.

As of March 31, 2026, our 1.500% convertible notes due March 1, 2031 had a total carrying amount of $2.0 billion and an estimated fair value of $1.8 billion. The estimated fair values of our senior notes and 1.500% convertible senior notes were based on quoted market prices in active markets and are considered to be Level 1 measurements of the fair value hierarchy.

As of March 31, 2026, our 1.000% convertible notes due August 15, 2029 had a total carrying amount of $1.5 billion and an estimated fair value of $1.4 billion. The estimated fair value of our 1.000% convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the fair value hierarchy.

The fair value of other long-term debt approximated its carrying amount at March 31, 2026.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit facility agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of March 31, 2026, the required leverage ratio was 4.50 to 1.00. We were in compliance with all applicable covenants as of March 31, 2026.

Interest Expense

Interest expense was $239.2 million and $144.8 million for the three months ended March 31, 2026 and 2025, respectively.

Subsequent Event

On April 21, 2026, we entered into a term loan agreement with a syndicate of financial institutions as lenders and agents. The term loan agreement provides for a senior unsecured $1.0 billion term loan facility due April 21, 2028 bearing interest at a one-month Secured Overnight Financing Rate ("SOFR") plus 1.05%. Borrowings under the term loan facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of lenders and customary notice provisions.

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

We recognized a loss on the net investment hedge of $68.0 million and $9.5 million within foreign currency translation adjustments in other comprehensive income (loss) in our consolidated statements of comprehensive income during the three months ended March 31, 2026 and 2025, respectively.

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

The table below presents information about our interest rate swaps, designated as cash flow hedges, included in our consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at March 31, 2026	Range of Maturity Dates at March 31, 2026	March 31, 2026	December 31, 2025

				(in thousands)

Interest rate swaps (Notional of $1.5 billion at March 31, 2026 and December 31, 2025)	Other noncurrent liabilities	4.26%	April 17, 2027 - August 17, 2027	$10,145	$18,872

The table below presents the effects of our interest rate swaps on our consolidated statements of income and statements of comprehensive income for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive income (loss)	$5,930	$(9,371)
Net unrealized losses reclassified out of other comprehensive income (loss) to interest expense	(3,895)	(852)

Treasury Locks

In the second quarter of 2025, we entered into $1.5 billion of notional treasury lock derivative instruments to hedge interest rate risk in anticipation of our future issuance of fixed rate notes at an average fixed rate of 4.53%. Each of these treasury locks was designated as a cash flow hedge of a forecasted transaction, and unrealized gains or losses resulting from adjusting the treasury locks to fair value were recognized as a component of other comprehensive income (loss).

Upon issuance of our senior unsecured notes in November 2025, we terminated the treasury locks and the related accumulated other comprehensive loss will be amortized to interest expense over future periods. We recognized a deferred settlement liability upon termination of the treasury locks, payable in three equal installments over a 3-year period ending September 2028. The settlement liability was $53.7 million and $53.1 million at March 31, 2026 and December 31, 2025, respectively.

The table below presents the effects of our treasury locks on our consolidated statements of comprehensive income:

Three Months Ended
March 31, 2026

(in thousands)

Net unrealized losses recognized in other comprehensive income (loss)	$(587)
Net unrealized losses reclassified out of other comprehensive income (loss) to interest expense	(1,236)

As of March 31, 2026, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps and treasury locks that is expected to be reclassified into interest expense during the next 12 months was $18.7 million.

NOTE 8—INCOME TAX

For the three months ended March 31, 2026, our effective income tax rate of 5.3% was lower than the U.S. statutory rate primarily as a result of tax credits, foreign branch operations, and taxes on foreign earnings, partially offset by the impact of Base Erosion Anti-Abuse Tax. The Company anticipates realizing the income tax benefit recognized during the period as a result of projected full year income from continuing operations before income taxes and equity in income of equity method investments as well as reversing taxable temporary differences.

For the three months ended March 31, 2025, our effective income tax rate of 16.7% differed favorably from the U.S. statutory rate primarily as a result of tax credits and foreign branch operations.

NOTE 9—REDEEMABLE NONCONTROLLING INTERESTS

The portions of equity in certain of our consolidated subsidiaries that are not attributable, directly or indirectly, to us, are redeemable upon the occurrence of an event that is not solely within our control.

We hold a 51% controlling interest in our subsidiary in Germany. Under the shareholder agreement, the minority shareholder has the option to compel us to purchase their shares at fair market value upon the occurrence of a specific change in control event. As of March 31, 2026, the option is not considered probable of becoming redeemable. We also own 51% of our subsidiary in Greece and 50.1% of our subsidiary in Chile. Under the respective shareholder agreements, the minority shareholders have the option to compel us to purchase their shares at a price per share based on the fair value of the shares, or under certain circumstances for our subsidiary in Greece, at a price determined by calculations stipulated in the shareholder agreement. The options have no expiration date.

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

The option held by the minority shareholder in Greece, which is redeemable at a price other than fair value, is considered probable of becoming redeemable on June 30, 2026. In determining the measurement method of redemption price, we have elected to accrete changes in the redemption price over the period from the date of issuance to the earliest redemption date of the instrument using the effective interest method, applied prospectively. Redemption price increases (decreases) recognized in net income attributable to noncontrolling interests in our consolidated statements of income were $15.5 million and $(1.3) million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 10—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended March 31, 2026 and 2025, we repurchased and retired 7,262,557 and 4,218,350 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $555.8 million and $449.0 million, or $76.53 and $106.45 per share, respectively. The share repurchase activity for the three months ended March 31, 2026, included the repurchase of 7,262,557 shares at an average price of $75.73 per share under an ASR agreement we entered into on February 18, 2026 with a financial institution to repurchase an aggregate of $550.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 17, 2026. The share repurchase activity for the three months ended March 31, 2025, included the repurchase of 2,449,366 shares at an average price of $102.07 per share under an ASR agreement we entered into on February 13, 2025 with a financial institution to repurchase an aggregate of $250.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 11, 2025. As of March 31, 2026, the remaining amount available under our share repurchase program was $1,950.0 million.

On April 30, 2026, our board of directors declared a dividend of $0.25 per share payable on June 26, 2026 to common shareholders of record as of June 12, 2026. On May 6, 2026, we entered into an ASR program to repurchase an aggregate $500.0 million of shares of common stock during the program purchase period, which will end prior to June 30, 2026. The total number of shares to be repurchased under the program will generally be based on the average of the daily volume-weighted average prices of our common stock during the repurchase period less a discount and subject to adjustments pursuant to the terms of the program.

NOTE 11—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense (benefit) and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands)

Share-based compensation expense from continuing operations	$46,650	$30,288
Share-based compensation expense from discontinued operations	(7,145)	9,452
Total share-based compensation expense	$39,505	$39,740

Total income tax benefit	$5,380	$6,265

The following discussion of our share-based compensation awards includes awards related to continuing and discontinued operations.

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the three months ended March 31, 2026:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2025	2,465	$110.54
Granted	1,142	76.45
Vested	(1,187)	109.26
Forfeited	(231)	107.00
Unvested at March 31, 2026	2,189	$93.39

The total fair value of restricted stock and performance awards vested during the three months ended March 31, 2026 and 2025 was $129.7 million and $132.1 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $18.9 million and $35.9 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $158.2 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 1.9 years.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2026:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2025	931	$113.43	5.8	$0.6
Granted	—	—
Forfeited	(1)	80.62
Exercised	(1)	76.99
Outstanding at March 31, 2026	929	$113.47	5.5	$—

Options vested and exercisable at March 31, 2026	712	$115.76	4.5	$—

We recognized compensation expense for stock options of $1.8 million and $2.5 million during the three months ended March 31, 2026 and 2025, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was zero and $0.8 million, respectively. As of March 31, 2026, we had $6.6 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.4 years.

There were no stock options granted during the three months ended March 31, 2026. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2025, was $44.76. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Three Months Ended
March 31, 2025

Risk-free interest rate	4.01%
Expected volatility	47%
Dividend yield	0.88%
Expected term in years	5

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

NOTE 12—EARNINGS PER SHARE

Basic earnings (loss) per share ("EPS") was computed by dividing net income (loss) attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as reported net income (loss) attributable to Global Payments for all periods presented.

Diluted EPS is computed by dividing net income (loss) attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the three months ended March 31, 2025 are assumed to have a dilutive effect on EPS. Due to a net loss for the three months ended March 31, 2026, no incremental shares are included in the computation of diluted loss per share because the effect would be antidilutive. The dilutive share base for the three months ended March 31, 2026 excluded approximately 0.9 million shares related to stock options that would have an antidilutive effect on the computation of diluted EPS. The dilutive share base for the three months ended March 31, 2025, excluded approximately 0.8 million shares related to stock options that would have an antidilutive effect on the computation of diluted EPS.

The effect of the potential shares needed to settle the conversion spread on our convertible notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the three months ended March 31, 2026, the convertible notes were not included in the computation of diluted loss per share as the effect would have been anti-dilutive. Further, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computations of basic and diluted EPS for continuing and discontinued operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands, except per share data)

Income (loss) from continuing operations attributable to Global Payments	$(213,651)	$228,900
Income (loss) from discontinued operations attributable to Global Payments	(1,586,227)	76,834
Net income (loss) attributable to Global Payments	$(1,799,878)	$305,734

Basic weighted-average number of shares outstanding	273,223	246,749
Plus: Dilutive effect of stock options and other share-based awards	—	411
Diluted weighted-average number of shares outstanding	273,223	247,160

Basic earnings (loss) per share attributable to Global Payments:
Continuing operations	$(0.78)	$0.93
Discontinued operations	(5.81)	0.31
Total basic earnings (loss) per share attributable to Global Payments	$(6.59)	$1.24

Diluted earnings (loss) per share attributable to Global Payments:
Continuing operations	$(0.78)	$0.93
Discontinued operations	(5.81)	0.31
Total diluted earnings (loss) per share attributable to Global Payments	$(6.59)	$1.24

NOTE 13—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. As of March 31, 2026, approximately 75% of our cash and cash equivalents was held within a small group of financial institutions, primarily large money center banks. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any losses associated with our balances in such accounts for the three months ended March 31, 2026 and 2025.

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

A reconciliation of the amounts of cash and cash equivalents and restricted cash in our consolidated balance sheets to the amount in our consolidated statements of cash flows is as follows:

	March 31, 2026	March 31, 2025

	(in thousands)
Cash and cash equivalents of continuing operations	$5,861,312	$2,714,050
Restricted cash of continuing operations	263,174	6,334
Cash, cash equivalents and restricted cash of discontinued operations	—	427,891
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$6,124,486	$3,148,275

Notes Receivable and Allowance for Credit Losses

In connection with the sale of our consumer business in April 2023, we provided seller financing consisting of a first lien seven-year secured term loan facility with an aggregate principal amount of $350 million bearing interest at a fixed annual rate of 9.0% and a second lien twenty-five year secured term loan facility with an aggregate principal amount of $325 million bearing interest at a fixed annual rate of 13.0% paid-in-kind ("PIK") due at maturity.

In connection with the sale of our gaming business in April 2023, we provided seller financing consisting of an unsecured promissory note due April 1, 2030 with an aggregate principal amount of $32 million. As of December 31, 2025, this note bears PIK interest at a fixed annual rate of 13.0%.

We recognized interest income of $25.2 million and $23.5 million on the notes during the three months ended March 31, 2026 and 2025, respectively, as a component of interest and other income in our consolidated statements of income.

As of March 31, 2026 and December 31, 2025, there was an aggregate principal amount of $864.0 million and $852.0 million, respectively, outstanding on the notes, including paid-in-kind interest, and the notes are presented net of the allowance for credit losses of $15.2 million within notes receivable in our consolidated balance sheets. Principal payments due within 12 months are included in prepaid expenses and other current assets in our consolidated balance sheets. The estimated fair value of the notes receivable was $850.1 million and $849.8 million as of March 31, 2026 and December 31, 2025, respectively. The estimated fair value of notes receivable was based on a discounted cash flow approach and is considered to be a Level 3 measurement of the fair value hierarchy.

Visa Preferred Shares

Through the acquisition of Worldpay, we obtained additional Series B convertible preferred shares of Visa related to the disposal of its ownership interest in Visa Europe to Visa Inc. in 2016 ("Visa Disposal"). The preferred shares were recognized at the acquisition date of Worldpay at a fair value of zero based on transfer restrictions, Visa's ability to adjust the conversion rate and the estimation uncertainty associated with those factors. Also, in connection with the Visa Disposal, Worldpay agreed to pay former Worldpay owners in 2027 90% of the net-of-tax proceeds from the disposal. The obligation to pay the contingent value rights ("CVR") to the former Worldpay owners for shares previously sold is presented in noncurrent liabilities in our consolidated balance sheet.

The carrying amount of the CVR liability was $354.9 million at March 31, 2026. We remeasure the carrying amount of the CVR liability each reporting period to accrete to the amount due in 2027. The net change in carrying amount was an increase of $3.2 million from the acquisition date of Worldpay through March 31, 2026, and is included in interest and other expense in our consolidated statements of income. The carrying amount of the CVR liability is determined utilizing a discount rate based on the Company's borrowing rate.

Noncash Investing Activity

For certain business combinations and other acquisitions completed during the three months ended March 31, 2026, consideration of $15.0 million is payable in the remainder of 2026 and $69.8 million is payable in 2027.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three months ended March 31, 2026 and 2025:

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2025	$(57,849)	$(66,213)	$(2,145)	$(126,207)
Other comprehensive income (loss)	(79,069)	7,964	2,058	(69,047)
Balance at March 31, 2026	$(136,918)	$(58,249)	$(87)	$(195,254)

Balance at December 31, 2024	$(589,189)	$(21,418)	$(2,385)	$(612,992)
Other comprehensive income (loss)	169,852	(6,506)	—	163,346
Balance at March 31, 2025	$(419,337)	$(27,924)	$(2,385)	$(449,646)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $(23.3) million and $43.6 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 15—SEGMENT INFORMATION

Our segment structure reflects the financial information and reports used by our chief operating decision maker (“CODM”) to make decisions regarding the business, including resource allocations and performance assessments. Our Chief Executive Officer is the CODM. The CODM uses segment operating income in the annual budget and forecasting process and considers budget-to-actual and forecast-to-actual variances on a monthly, quarterly and annual basis. The CODM does not evaluate the performance of or allocate resources to our operating segment using asset data.

Prior to the completion of the Worldpay Acquisition, we operated in one reportable segment, Merchant Solutions, and certain operating overhead, shared costs and share-based compensation costs were included in Corporate, separate from our measure of segment profitability. As of March 31, 2026 we were still in the process of modifying the design of our operating structure to combine the operations of the acquired Worldpay business with our existing Merchant Solutions business. Once this process is complete, we will finalize our segment reporting structure based on how our CODM assesses performance and allocates resources. As a result, we have reported Corporate and the results of operations of Worldpay from the acquisition date to March 31, 2026 within our Merchant Solutions reportable segment. We will report financial information for our new reportable segments, including prior periods, beginning in the period in which our CODM begins managing the business on the basis of the new structure.

The operating income of our reportable segment includes the revenues of the segment less expenses that are directly related to those revenues and corporate costs. Impairment of goodwill and gains or losses on business dispositions are not included in determining segment operating income. Interest and other income, interest and other expense, income tax expense and equity in income of equity method investments are not allocated to the reportable segment. The accounting policies of the reportable operating segment are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2025, and our summary of significant accounting policies in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies."

Information on our Merchant Solutions segment, including significant segment expenses, and a reconciliation to consolidated operating income (loss) was as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands)

Revenues(1)	$2,969,682	$1,820,318

Operating expenses(1):
Cost of service	$1,273,614	$495,175
Selling, general and administrative	1,711,714	957,177

Operating income (loss)(1):
Merchant Solutions	$(15,646)	$367,966
Gain on business disposition	—	3,993
Consolidated operating income (loss)	$(15,646)	$371,959

Depreciation and amortization(1)	$864,757	$292,587

(1) Revenues, operating expenses, operating income (loss) and depreciation and amortization reflect the effects of acquired businesses, including the Worldpay Acquisition, from the respective acquisition dates. See “Note 2—Acquisition” for further discussion.

Operating income (loss) and operating expenses included acquisition, transformation, and transaction expenses of $387.3 million and $94.7 million for the three months ended March 31, 2026 and 2025, respectively, which were primarily included within selling, general and administrative expenses.

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

On January 9, 2026, we acquired 100% of Worldpay from FIS and affiliates of GTCR and divested our Issuer Solutions business to FIS. Worldpay is an industry leading payments technology and solutions company. Consideration paid to GTCR for its ownership interest in Worldpay consisted of (1) approximately $6.0 billion in cash and (2) 42.8 million shares of Global Payments common stock. Consideration received for the divestiture of our Issuer Solutions business consisted of (1) approximately $7.5 billion in cash and (2) FIS’ ownership interest in Worldpay.

Our Issuer Solutions business met the criteria to be classified as a discontinued operation, and we have presented the historical operations of our former Issuer Solutions reportable segment as discontinued operations for all periods presented. Our continuing operations consist of our Merchant Solutions reportable segment.

Prior to the completion of the Worldpay Acquisition, we operated in one reportable segment, Merchant Solutions, and certain operating overhead, shared costs and share-based compensation costs were included in Corporate. As of March 31, 2026, the determination of our organizational structure to incorporate Worldpay and the effects on our reportable segments was still in process and therefore, we have reported corporate costs and the results of operations of Worldpay from the acquisition date to March 31, 2026, within our Merchant Solutions reportable segment.

See “Note 2—Acquisition,” “Note 3—Business Dispositions and Discontinued Operations” and "Note 15—Segment Information" in the notes to the accompanying financial statements for further information.

Highlights related to our results of continuing operations for the three months ended March 31, 2026, include the following:

•Revenues for the three months ended March 31, 2026, increased to $2,969.7 million compared to $1,820.3 million for the prior year primarily due to additional revenues from the acquired operations of Worldpay.

•Merchant Solutions segment operating income and operating margin for the three months ended March 31, 2026, decreased compared to the prior year primarily due to an increase in amortization expense from acquired Worldpay intangible assets and higher acquisition and transformation expenses.

Strategy and Business Transformation

In 2024, we launched a holistic review of our business to examine our strategy, operations and ability to deliver sustainable performance. We refreshed our strategy and focused our resources, efforts and investments on the areas of the business that will drive the best opportunities for growth.

The acquisition of Worldpay and sale of the Issuer Solutions business further catalyzes our transformation agenda. Accordingly, following the closing of those transactions, we have combined all transformation and integration activities into one program.

This program is expected to continue over the next few years. As we focus on executing and delivering integration, separation and transformation initiatives, we have incurred and anticipate incurring incremental expenses related to these activities through 2028. We also continue to assess our business portfolio to evaluate potential assets for disposition to further streamline our business and create value for shareholders.

We currently expect our transformation initiatives to generate more than $650 million of annual run-rate operating income benefit by the first half of 2027 and for our Worldpay integration activities to generate $600 million of annual run-rate expense synergies by year-end 2028.

Macroeconomic Effects and Other Global Conditions

We are exposed to general economic conditions, including the effects of currency fluctuations, inflation, rising interest rates, tariff increases, global trade relations, international tensions, higher rates of unemployment, and other conditions that affect the overall level of consumer, business, and government spending, which could negatively affect our financial performance. When adverse macroeconomic conditions arise, we evaluate where we may be able to implement cost-saving measures, including those related to headcount and discretionary expenses. We may also experience the effects of heightened geopolitical and economic instability or increased difficulty of conducting business in a country or region due to actual or potential political or military conflict or action.

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

We have sought to reduce our interest rate risk through the issuance of fixed rate debt in place of variable rate debt and through interest rate swap hedging arrangements that convert a significant portion of the eligible variable rate borrowings under our revolving credit facility to a fixed rate. However, inflationary pressure or interest rate fluctuations could adversely affect our business and financial performance as a result of higher costs and/or lower consumer spending. In addition, continued inflation or a rise in interest rates could have an adverse effect on our future financial results and the recoverability of assets. However, as the future magnitude, duration, and effects of these conditions are difficult to predict, we are unable to project the extent of the potential effect on our financial results.

We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. A disruption in financial markets could negatively affect our banking partners, which could affect our ability to access our cash or cash equivalents, our ability to provide settlement services, or our customers' ability to access their existing cash to fulfill their payment obligations to us. The occurrence of these events could negatively affect our business, financial condition and results of operations.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results, see the section entitled “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025, and subsequent filings we make with the SEC, including this Quarterly Report on Form 10-Q, and the section entitled "Forward-Looking Statements" in this Quarterly Report on Form 10-Q.

Results of Operations

Our continuing operations consist of our Merchant Solutions reportable segment, which includes corporate costs and the results of operations of Worldpay since the acquisition date.

Key Drivers of our Results of Operations

Our revenues are dependent upon the volume of payment transactions we process and other factors (referred to herein as "transaction volume"). As a majority of our services are priced as a percentage of transaction value or specified fee per unit or transaction, many under multi-year customer arrangements, our revenues generally grow period-over-period in line with the rate of increase in transaction volume.

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

Continuing Operations

The following table sets forth key selected financial data for the three months ended March 31, 2026 and 2025, certain data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the three months ended March 31, 2026 and 2025 is derived from the accompanying unaudited consolidated financial statements.

	Three Months Ended March 31, 2026	% of Revenue(1)	Three Months Ended March 31, 2025	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2)	$2,969,682	100.0%	$1,820,318	100.0%	$1,149,364	63.1%

Operating expenses(2):
Cost of service	$1,273,614	42.9%	$495,175	27.2%	$778,439	157.2%
Selling, general and administrative	1,711,714	57.6%	957,177	52.6%	754,537	78.8%
Gain on business disposition	—		(3,993)		3,993	NM
Consolidated operating expenses	$2,985,328	100.5%	$1,448,359	79.6%	$1,536,969	106.1%

Operating income (loss)(2):
Merchant Solutions	$(15,646)		$367,966		$(383,612)	(104.3)%
Gain on business disposition	—		3,993		(3,993)	NM
Consolidated operating income (loss)	$(15,646)	(0.5)%	$371,959	20.4%	$(387,605)	(104.2)%

Operating margin(2):
Merchant Solutions	(0.5)%		20.2%		(20.7)%
NM = Not meaningful

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating expenses, operating income (loss) and depreciation and amortization reflect the effects of acquired businesses, including our completed Worldpay Acquisition, from the acquisition dates. See “Note 2—Acquisition” for further discussion.

Operating income (loss) and operating expenses included acquisition, transformation, and transaction expenses of $387.3 million and $94.7 million for the three months ended March 31, 2026 and 2025, respectively, which were primarily included within selling, general and administrative expenses.

Revenues

Revenues for the three months ended March 31, 2026 increased by 63.1%, from $1,820.3 million in the prior year to $2,969.7 million, primarily due to additional revenues from the acquired operations of Worldpay. The Worldpay Acquisition contributed approximately $1.2 billion in revenue growth. The remaining change was attributable to the effects of business dispositions in 2025 that were not individually significant.

Operating Expenses

Cost of Service. Cost of service for the three months ended March 31, 2026, increased $778.4 million, or 157.2%, to $1,273.6 million from $495.2 million in the prior year, primarily due to additional costs from the acquired operations of Worldpay. Cost of service as a percentage of segment revenues increased to 42.9% for the three months ended March 31, 2026, from 27.2% in the prior year. For the three months ended March 31, 2026, the Worldpay Acquisition had the effect of increasing cost of service by approximately $764.1 million and cost of service as a percentage of revenue by 13.9%.

Amortization of Acquired Intangible Assets. The most significant component of our cost of service is amortization of acquired intangible assets, which was $747.2 million and $197.2 million, or approximately 59% and 40% of cost of service, for the three months ended March 31, 2026 and 2025, respectively. The increase in amortization of acquired intangible assets for the three months ended March 31, 2026, compared to the prior year was due to the effect of the Worldpay Acquisition. These costs generally do not vary in proportion to changes in revenues, rather they are most significantly affected by acquisition activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2026, increased by $754.5 million, or 78.8%, to $1,711.7 million from $957.2 million in the prior year, primarily due to additional costs from the acquired operations of Worldpay. Selling, general and administrative expenses as a percentage of segment revenues was 57.6% for the three months ended March 31, 2026, compared to 52.6% in the prior year. For the three months ended March 31, 2026, the Worldpay Acquisition had the effect of increasing selling, general and administrative expenses by approximately $735.7 million.

Operating Income (Loss) and Operating Margin

Merchant Solutions segment operating loss for the three months ended March 31, 2026, was $15.6 million, compared to income of $368.0 million in the prior year. Merchant Solutions segment operating margin for the three months ended March 31, 2026, was (0.5)%, compared to 20.2% in the prior year. Segment operating loss reflected an increase in amortization expense from acquired Worldpay intangible assets and higher acquisition and transformation expenses. This had an unfavorable effect on operating margin of approximately 27.6% for the three months ended March 31, 2026.

Other Income and Expense, Net

Interest and other income for the three months ended March 31, 2026, decreased $4.5 million to $33.5 million, compared to $38.0 million for the prior year.

Interest and other expense for the three months ended March 31, 2026, increased $93.8 million to $242.4 million, compared to $148.5 million for the prior year, primarily due to an increase in our average outstanding borrowings.

Income Tax Expense

For the three months ended March 31, 2026 and 2025, our effective income tax rates were 5.3% and 16.7%, respectively. The decrease in the effective income tax rate was primarily due to the jurisdictional mixture of (loss) income from continuing operations before income taxes and equity in income of equity method investments as well as related tax effects of tax credits, foreign branch operations and other earnings outside the U.S. These permanent differences, applied against lower income before income taxes in the current quarter, resulted in a decrease to the effective income tax rate.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates from 2025 to 2027.

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

The OBBBA and Pillar Two directive did not have a material effect on our financial statements for the three months ended March 31, 2026, and we are continuing to evaluate the potential effect on future periods.

Income (Loss) from Continuing Operations

Loss from continuing operations was $192.8 million for the three months ended March 31, 2026, compared to income of $235.9 million for the prior year, reflecting the changes noted above.

Diluted Earnings (Loss) per Share - Continuing Operations

Diluted loss per share was $0.78 for the three months ended March 31, 2026, compared to earnings per share of $0.93 for the prior year. Diluted loss per share for the three months ended March 31, 2026, reflects the net loss discussion noted above as well as a 26.1 million increase in diluted weighted-average number of shares outstanding to 273.2 million shares for the three months ended March 31, 2026, compared to 247.2 million shares for the prior year.

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

At March 31, 2026, we had cash and cash equivalents totaling $5,861.3 million. Of this amount, we considered $2,060.3 million to be available for general purposes, of which $65.1 million is undistributed foreign earnings considered to be indefinitely reinvested outside the U.S. The available cash of $2,060.3 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) certain funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations within three business days. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to or at the direction of our customers.

We also had restricted cash of $263.2 million as of March 31, 2026, representing amounts subject to regulatory or legal restriction in their use, including amounts deposited by customers for prepaid card transactions, funds held as a liquidity reserve, and cash deposits held in escrow on our behalf by third parties.

Operating activities used net cash of $288.8 million for the three months ended March 31, 2026 and provided net cash of $555.1 million for the three months ended March 31, 2025. Operating cash flows for the three months ended March 31, 2026 reflect the payment of costs associated with the Transaction and certain liabilities assumed in the acquisition of Worldpay.

Investing activities provided net cash of $5,716.1 million for the three months ended March 31, 2026 and used net cash of $173.1 million for the three months ended March 31, 2025. The primary source of cash during the three months ended March 31, 2026 was the net proceeds from the sale of our Issuer Solutions business of $7,362.3 million. During the three months ended March 31, 2026 and 2025, we used cash of $1,389.2 million and $49.9 million, respectively, for acquisitions. We made capital expenditures of $261.3 million and $127.6 million during the three months ended March 31, 2026 and 2025, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make capital investments in the business, and we anticipate capital expenditures to be approximately $1.0 billion during the year ending December 31, 2026.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with changes in funds held from customers, changes in settlement processing assets and liabilities, common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. Net cash used in financing activities was $8,410.5 million and $31.5 million for the three months ended March 31, 2026 and 2025, respectively.

Repayments of long-term debt were $13,618.6 million and $2,546.6 million for the three months ended March 31, 2026 and 2025, respectively. Proceeds from long-term debt were $4,668.0 million and $1,551.0 million for the three months ended March 31, 2026 and 2025, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time to time, under our revolving credit facility, as well as scheduled principal repayments we make on our senior notes, finance leases and other vendor financing arrangements. Changes in settlement processing assets and obligations, net were a use of cash of $534.8 million and a source of cash of $479.2 million for the three months ended March 31, 2026 and 2025, respectively. The change in cash from settlement processing assets and liabilities was due primarily to transaction volume and the timing of month-end. During the three months ended March 31, 2026 and 2025, we had net borrowings of $1,077.1 million and $867.6 million, respectively, under our commercial paper program. See section "Long-Term Debt and Lines of Credit" below for further discussion of our recent debt transactions.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the three months ended March 31, 2026 and 2025, we had net borrowings of $675.9 million and $223.2 million, respectively, under our settlement lines of credit.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended March 31, 2026 and 2025, we used $549.9 million and $446.3 million, respectively, to repurchase and retire 7,262,557 and 4,218,350 shares of our common stock, respectively. The share repurchase activity for the three months ended March 31, 2026, included the repurchase of 7,262,557 shares at an average price of $75.73 per share under an ASR agreement we entered into on February 18, 2026 with a financial institution to repurchase an aggregate of $550.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 17, 2026. The share repurchase activity for the three months ended March 31, 2025, included the repurchase of 2,449,366 shares at an average price of $102.07 per share under an ASR agreement we entered into on February 13, 2025 with a financial institution to repurchase an aggregate of $250.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 11, 2025. As of March 31, 2026, the remaining amount available under our share repurchase program was $1,950.0 million. On May 6, 2026, we entered into an ASR program to repurchase an aggregate $500.0 million of shares of common stock during the program purchase period, which will end prior to June 30, 2026. The total number of shares to be repurchased under the program will generally be based on the average of the daily volume-weighted average prices of our common stock during the repurchase period less a discount and subject to adjustments pursuant to the terms of the program.

We paid dividends to our common shareholders of $68.2 million and $61.1 million during the three months ended March 31, 2026 and 2025, respectively. We also made distributions to noncontrolling interests of $6.0 million and $10.3 million during the three months ended March 31, 2026 and 2025, respectively. On April 30, 2026, our board of directors declared a dividend of $0.25 per share payable on June 26, 2026 to common shareholders of record as of June 12, 2026.

Long-Term Debt and Lines of Credit

Senior Notes

We have $16.2 billion in aggregate principal amount of senior unsecured notes outstanding as of March 31, 2026, which mature at various dates ranging from April 2026 to August 2052. Interest on the senior notes is payable annually or semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time to time at the redemption prices set forth in the related indenture.

On March 5, 2026, we issued $1.0 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $500.0 million aggregate principal amount of 4.550% senior notes due March 2028; and (ii) $500.0 million aggregate principal amount of 5.400% senior notes due March 2033. We incurred debt issuance costs of $7.7 million, including underwriting fees, professional services fees and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet. Interest on the senior unsecured notes is payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2026. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from this offering to repay outstanding indebtedness and for general corporate purposes.

On November 14, 2025, we issued $6.2 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $1.75 billion aggregate principal amount of 4.500% senior notes due November 2028; (ii) $1.7 billion aggregate principal amount of 4.875% senior notes due November 2030; (iii) $1.0 billion aggregate principal amount of 5.200% senior notes due November 2032; and (iv) $1.75 billion aggregate principal amount of 5.550% senior notes due November 2035. Interest on the senior unsecured notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2026. The debt issuance was completed in connection with the acquisition of Worldpay.

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

1.000% Convertible Notes due August 15, 2029

We also have $1.5 billion in aggregate principal amount of 1.000% convertible unsecured senior notes due August 2029 that were issued in 2022 in a private placement pursuant to an investment agreement with Silver Lake Partners. Interest on the convertible notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023, to the holders of record on the preceding February 1 and August 1, respectively. The convertible notes mature on August 15, 2029, subject to earlier conversion or repurchase. The notes, which are currently convertible, are presented within long-term debt in our consolidated balance sheets based on our intent and ability to refinance on a long-term basis should a conversion event occur.

Revolving Credit Facility

On May 15, 2025, we entered into a credit agreement with a syndicate of financial institutions as lenders and agents. The credit agreement provides for an unsubordinated unsecured $7.25 billion revolving credit facility (the "Revolving Credit Facility"), of which (a) $5.75 billion was made available on May 15, 2025 and (b) an additional $1.5 billion was made available upon the closing of the acquisition of Worldpay. Commitments under the Revolving Credit Facility may be increased to an aggregate amount not to exceed $7.5 billion. The Revolving Credit Facility matures in May 2030 and provides for up to two one-year maturity extensions. Borrowings under the Revolving Credit Facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of lenders and customary notice provisions.

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

We may issue standby letters of credit of up to $500 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the Revolving Credit Facility are also determined by a financial leverage covenant. As of March 31, 2026, there were borrowings of $1.6 billion outstanding under the revolving credit facility with an interest rate of 5.1%, and the total available commitments under the revolving credit facility were $4.6 billion.

Committed Bridge Financing

On April 17, 2025, in connection with our entry into the definitive agreement to acquire Worldpay, we obtained $7.7 billion in committed bridge financing, which was subsequently reduced to $6.2 billion on May 15, 2025 in connection with the entry into the Revolving Credit Facility. We terminated our bridge facility on November 14, 2025.

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

As of March 31, 2026, we had net borrowings under our commercial paper program of $1,077.5 million outstanding, presented within long-term debt in our consolidated balance sheet based on our intent and ability to continually refinance on a long-term basis, with a weighted average annual interest rate of 4.3%.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of March 31, 2026, the required leverage ratio was 4.50 to 1.00. We were in compliance with all applicable covenants as of March 31, 2026.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of March 31, 2026, a total of $31.6 million of cash on deposit was used to determine the available credit.

As of March 31, 2026, we had $1,010.3 million outstanding under these lines of credit with additional capacity to fund settlement of $2,133.4 million. During the three months ended March 31, 2026, the maximum and average outstanding balances under these lines of credit were $1,017.4 million and $408.7 million, respectively. The weighted-average interest rate on these borrowings was 4.64% at March 31, 2026.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, and other results of operations could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include, among others, those discussed in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as in the other information appearing in this report and other filings we make with the SEC, which we advise you to review.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We completed our acquisition of Worldpay on January 9, 2026. In accordance with our integration efforts, we plan to incorporate Worldpay's operations into our internal control over financial reporting program within the time provided by the applicable rules and regulations of the U.S. Securities and Exchange Commission.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than described above.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended March 31, 2026, is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share, Excluding Commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
January 1-31, 2026	87,924	$78.59	—
February 1-28, 2026	5,756,689	75.94	5,414,718
March 1-31, 2026	1,853,890	75.71	1,847,839
Total	7,698,503	$76.67	7,262,557	$1,950.0

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended March 31, 2026, pursuant to our employee incentive plans, we withheld 435,946 shares at an average price per share of $78.95 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of March 31, 2026, the remaining amount available under our share repurchase program was $1,950.0 million. The authorization by our board of directors does not expire but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

a. None

b. None

c. Insider Trading Plans and Arrangements

During the quarter ended March 31, 2026, none of our directors or officers notified us that they adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

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
4.1
Shareholders Agreement, dated as of January 9, 2026, by and among Global Payments Inc., GTCR LLC and GTCR W Aggregator LP, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 12, 2026.

4.2
Registration Rights Agreement, dated as of January 9, 2026, by and between Global Payments Inc. and GTCR W Aggregator LP, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 12, 2026.

4.3
Supplement Indenture No. 8, dated as of March 12, 2026, between Global Payments Inc. and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 12, 2026.

4.4	Form of Global Note representing the Notes (included in Exhibit 4.3).
10.1
Employment Agreement dated January 9, 2026 between Worldpay, LLC and Stella Nichole Viviani, incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K filed on February 20, 2026.

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
101*
The following information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; (vi) the Notes to Unaudited Consolidated Financial Statements; and (vii) the information included in Part II, Item 5(c). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

Global Payments Inc.
(Registrant)

Date: May 8, 2026	/s/ Joshua J. Whipple
Joshua J. Whipple
Chief Financial Officer
(Principal Financial Officer)