Form 10-Q
period 2026-06-30
GLOBAL PAYMENTS INC
filed 2026-08-05
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
The number of shares of the issuer’s common stock, no par value, outstanding as of July 31, 2026, was 264,618,390.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended June 30, 2026

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	June 30, 2026	June 30, 2025

Revenues	$3,320,791	$1,969,287
Operating expenses:
Cost of service	1,293,879	501,772
Selling, general and administrative	1,689,791	1,041,256
Impairment of goodwill	—	33,218
Gain on business disposition	—	(267)
	2,983,670	1,575,979
Operating income	337,121	393,308

Interest and other income	44,700	35,533
Interest and other expense	(277,538)	(152,538)
	(232,838)	(117,005)
Income from continuing operations before income taxes and equity in income of equity method investments	104,283	276,303
Income tax expense (benefit)	(4,926)	40,877
Income from continuing operations before equity in income of equity method investments	109,209	235,426
Equity in income of equity method investments, net of tax	21,678	19,961
Income from continuing operations	130,887	255,387
Loss from discontinued operations, net of tax	(101,963)	(9,289)
Net income	28,924	246,098
Net income attributable to noncontrolling interests	(15,953)	(4,458)
Net income attributable to Global Payments	$12,971	$241,640

Basic earnings per share attributable to Global Payments:
Continuing operations	$0.43	$1.03
Discontinued operations	(0.38)	(0.04)
Total basic earnings per share attributable to Global Payments	$0.05	$0.99

Diluted earnings per share attributable to Global Payments:
Continuing operations	$0.43	$1.03
Discontinued operations	(0.38)	(0.04)
Total diluted earnings per share attributable to Global Payments	$0.05	$0.99

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Six Months Ended
	June 30, 2026	June 30, 2025

Revenues	$6,290,473	$3,789,605
Operating expenses:
Cost of service	2,567,493	996,947
Selling, general and administrative	3,401,505	1,998,433
Impairment of goodwill	—	33,218
Gain on business disposition	—	(4,260)
	5,968,998	3,024,338
Operating income	321,475	765,267

Interest and other income	78,220	73,573
Interest and other expense	(519,907)	(301,078)
	(441,687)	(227,505)
Income (loss) from continuing operations before income taxes and equity in income of equity method investments	(120,212)	537,762
Income tax expense (benefit)	(16,766)	84,647
Income (loss) from continuing operations before equity in income of equity method investments	(103,446)	453,115
Equity in income of equity method investments, net of tax	41,508	38,210
Income (loss) from continuing operations	(61,938)	491,325
Income (loss) from discontinued operations, net of tax	(1,688,190)	67,545
Net income (loss)	(1,750,128)	558,870
Net income attributable to noncontrolling interests	(36,779)	(11,496)
Net income (loss) attributable to Global Payments	$(1,786,907)	$547,374

Basic earnings (loss) per share attributable to Global Payments:
Continuing operations	$(0.36)	$1.96
Discontinued operations	(6.22)	0.27
Total basic earnings (loss) per share attributable to Global Payments	$(6.58)	$2.23

Diluted earnings (loss) per share attributable to Global Payments:
Continuing operations	$(0.36)	$1.96
Discontinued operations	(6.22)	0.27
Total diluted earnings (loss) per share attributable to Global Payments	$(6.58)	$2.23

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	June 30, 2026	June 30, 2025

Net income	$28,924	$246,098
Other comprehensive income (loss):
Foreign currency translation adjustments	(126,976)	445,406
Income tax expense related to foreign currency translation adjustments	—	(4,292)
Net unrealized gains (losses) on hedging activities	2,722	(37,548)
Reclassification of net unrealized losses on hedging activities to interest expense	4,629	841
Income tax benefit (expense) related to hedging activities	(1,808)	8,948
Other, net of tax	70	(87)
Other comprehensive income (loss)	(121,363)	413,268

Comprehensive income (loss)	(92,439)	659,366
Comprehensive income attributable to noncontrolling interests	(8,482)	(72,052)
Comprehensive income (loss) attributable to Global Payments	$(100,921)	$587,314

	Six Months Ended
	June 30, 2026	June 30, 2025

Net income (loss)	$(1,750,128)	$558,870
Other comprehensive income (loss):
Foreign currency translation adjustments	(228,611)	660,470
Income tax expense related to foreign currency translation adjustments	(743)	(5,866)
Net unrealized gains (losses) on hedging activities	8,065	(46,919)
Reclassification of net unrealized losses on hedging activities to interest expense	9,760	1,693
Income tax benefit (expense) related to hedging activities	(4,318)	10,961
Other, net of tax	2,128	(87)
Other comprehensive income (loss)	(213,719)	620,252

Comprehensive income (loss)	(1,963,847)	1,179,122
Comprehensive income attributable to noncontrolling interests	(5,999)	(122,728)
Comprehensive income (loss) attributable to Global Payments	$(1,969,846)	$1,056,394

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,408,962	$8,336,402
Accounts receivable, net	1,576,986	784,174
Settlement processing assets	3,619,252	1,476,543
Prepaid expenses and other current assets	1,064,631	802,018
Current assets of discontinued operations	—	1,203,534
Total current assets	11,669,831	12,602,671
Goodwill	26,984,810	17,076,624
Other intangible assets, net	19,409,900	4,231,227
Property and equipment, net	2,134,832	1,501,763
Deferred income taxes	344,836	171,430
Notes receivable	842,739	816,810
Other noncurrent assets	2,186,839	1,868,788
Noncurrent assets of discontinued operations	—	15,069,171
Total assets	$63,573,787	$53,338,484
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Settlement lines of credit	$1,136,764	$345,007
Current portion of long-term debt	925,032	1,920,792
Accounts payable and accrued liabilities	3,707,246	2,542,627
Settlement processing obligations	5,934,765	1,720,608
Income taxes payable	2,449,991	117,509
Current liabilities of discontinued operations	—	810,301
Total current liabilities	14,153,798	7,456,844
Long-term debt	21,493,294	19,541,512
Deferred income taxes	2,887,172	1,605,504
Other noncurrent liabilities	1,069,873	522,121
Noncurrent liabilities of discontinued operations	—	433,022
Total liabilities	39,604,137	29,559,003
Commitments and contingencies
Redeemable noncontrolling interests	210,757	201,003
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at June 30, 2026 and December 31, 2025; 265,811,863 shares issued and outstanding at June 30, 2026 and 236,692,592 shares issued and outstanding at December 31, 2025	—	—
Paid-in capital	19,405,166	17,078,652
Retained earnings	4,014,698	5,936,322
Accumulated other comprehensive loss	(309,157)	(126,207)
Total Global Payments shareholders’ equity	23,110,707	22,888,767
Nonredeemable noncontrolling interests	648,186	689,711
Total equity	23,758,893	23,578,478
Total liabilities, redeemable noncontrolling interests and equity	$63,573,787	$53,338,484

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income (loss)	$(1,750,128)	$558,870
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	244,072	225,105
Amortization of acquired intangibles	1,504,738	551,074
Amortization of capitalized contract costs	51,796	66,966
Share-based compensation expense	57,193	79,550
Provision for operating losses and credit losses	72,783	41,880
Noncash lease expense	35,612	25,163
Deferred income taxes	(881,242)	95,584
Paid-in-kind interest capitalized to principal of notes receivable	(33,396)	(38,961)
Equity in income of equity method investments, net of tax	(41,531)	(38,299)
Distributions received on investments	—	7,512
Impairment of goodwill	—	33,218
Gain on business disposition	(22,174)	(4,260)
Other, net	49,937	19,621
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(141,531)	(102,565)
Prepaid expenses and other assets	(288,990)	(124,058)
Income taxes payable	2,333,824	(15,461)
Accounts payable and other liabilities	(817,165)	(8,290)
Net cash provided by operating activities	373,798	1,372,649
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash and restricted cash acquired	(1,421,470)	(205,825)
Capital expenditures	(497,000)	(279,747)
Principal payment received on notes receivable	8,750	8,750
Net cash from sales of businesses	7,362,347	—
Net cash provided by (used in) investing activities	5,452,627	(476,822)
Cash flows from financing activities:
Changes in funds held for customers	(24,077)	(118,967)
Changes in settlement processing assets and obligations, net	(694,176)	630,244
Net borrowings from settlement lines of credit	827,464	87,551
Net borrowings from commercial paper notes	674,393	797,732
Proceeds from long-term debt	9,331,133	2,755,112
Repayments of long-term debt	(18,055,394)	(3,769,614)
Payments of debt issuance costs	(9,798)	(40,512)
Repurchases of common stock	(1,099,942)	(691,089)
Proceeds from stock issued under share-based compensation plans	12,331	16,244
Common stock repurchased - share-based compensation plans	(33,795)	(37,372)
Distributions to noncontrolling interests	(37,781)	(30,095)
Dividends paid	(134,717)	(121,501)
Net cash used in financing activities	(9,244,359)	(522,267)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,586)	230,353
Increase (decrease) in cash, cash equivalents and restricted cash	(3,423,520)	603,913
Cash, cash equivalents and restricted cash, beginning of the period	9,116,414	2,735,975
Cash, cash equivalents and restricted cash, end of the period	$5,692,894	$3,339,888

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Three Months Ended June 30, 2026
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2026	273,397	$19,919,419	$4,068,198	$(195,254)	$23,792,363	$671,145	$24,463,508	$211,073
Net income			12,971		12,971	14,179	27,150	1,774
Other comprehensive loss				(113,903)	(113,903)	(5,370)	(119,273)	(2,090)
Stock issued under share-based compensation plans	403	7,597			7,597		7,597
Common stock repurchased - share-based compensation plans	(30)	(2,102)			(2,102)		(2,102)
Share-based compensation expense		35,707			35,707		35,707
Repurchases of common stock	(7,958)	(555,455)			(555,455)		(555,455)
Distributions to noncontrolling interests					—	(31,768)	(31,768)
Cash dividends declared ($0.25 per common share)			(66,471)		(66,471)		(66,471)
Balance at June 30, 2026	265,812	$19,405,166	$4,014,698	$(309,157)	$23,110,707	$648,186	$23,758,893	$210,757

	Three Months Ended June 30, 2025
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2025	245,362	$17,678,643	$5,019,346	$(449,646)	$22,248,343	$609,439	$22,857,782	$166,791
Net income (loss)			241,640		241,640	13,864	255,504	(9,406)
Other comprehensive income				345,674	345,674	53,148	398,822	14,446
Stock issued under share-based compensation plans	164	9,905			9,905		9,905
Common stock repurchased - share-based compensation plans	(7)	(560)			(560)		(560)
Share-based compensation expense		39,810			39,810		39,810
Repurchases of common stock	(3,043)	(231,360)			(231,360)		(231,360)
Distributions to noncontrolling interests					—	(19,768)	(19,768)
Cash dividends declared ($0.25 per common share)			(60,377)		(60,377)		(60,377)
Balance at June 30, 2025	242,476	$17,496,438	$5,200,609	$(103,972)	$22,593,075	$656,683	$23,249,758	$171,831

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Six Months Ended June 30, 2026
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2025	236,693	$17,078,652	$5,936,322	$(126,207)	$22,888,767	$689,711	$23,578,478	$201,003
Net income (loss)			(1,786,907)		(1,786,907)	21,291	(1,765,616)	15,488
Other comprehensive loss				(182,950)	(182,950)	(25,035)	(207,985)	(5,734)
Stock issued under share-based compensation plans	1,538	12,331			12,331		12,331
Common stock repurchased - share-based compensation plans	(466)	(36,520)			(36,520)		(36,520)
Share-based compensation expense		57,193			57,193		57,193
Issuance of common stock in connection with a business combination	43,268	3,404,762			3,404,762		3,404,762
Repurchases of common stock	(15,221)	(1,111,252)			(1,111,252)		(1,111,252)
Distributions to noncontrolling interests					—	(37,781)	(37,781)
Cash dividends declared ($0.50 per common share)			(134,717)		(134,717)		(134,717)
Balance at June 30, 2026	265,812	$19,405,166	$4,014,698	$(309,157)	$23,110,707	$648,186	$23,758,893	$210,757

	Six Months Ended June 30, 2025
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2024	248,709	$18,118,942	$4,774,736	$(612,992)	$22,280,686	$575,258	$22,855,944	$160,623
Net income (loss)			547,374		547,374	22,088	569,462	(10,592)
Other comprehensive income				509,020	509,020	89,432	598,452	21,800
Stock issued under share-based compensation plans	1,394	16,245			16,245		16,245
Common stock repurchased - share-based compensation plans	(365)	(37,902)			(37,902)		(37,902)
Share-based compensation expense		79,550			79,550		79,550
Repurchases of common stock	(7,262)	(680,397)			(680,397)		(680,397)
Distributions to noncontrolling interests					—	(30,095)	(30,095)
Cash dividends declared ($0.50 per common share)			(121,501)		(121,501)		(121,501)
Balance at June 30, 2025	242,476	$17,496,438	$5,200,609	$(103,972)	$22,593,075	$656,683	$23,249,758	$171,831

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

As part of our Worldpay integration, in the second quarter of 2026, we realigned into three reportable segments: Enterprise, Platforms and Small and Medium-Sized Businesses ("SMB"). Each of our reportable segments comprises a single reporting unit. See “Note 15—Segment Information” for further discussion on our new segment reporting structure.

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. Investments in entities that we do not control are accounted for using the equity or cost method, based on whether or not we have the ability to exercise significant influence over operating and financial policies. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, but does not include all disclosures required by GAAP for annual financial statements.

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

NOTE 2—ACQUISITION

Worldpay

On January 9, 2026, we acquired 100% of Worldpay from FIS and affiliates of GTCR (the "Worldpay Acquisition") and divested our Issuer Solutions business to FIS (such divestiture, together with the Worldpay Acquisition, the "Transaction"). The Worldpay Acquisition was accounted for as a business combination in accordance with FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations, which generally requires that we recognize the assets acquired and liabilities assumed at fair value as of the acquisition date.

Consideration paid to GTCR for its ownership interest in Worldpay consisted of (1) approximately $6.0 billion in cash and (2) 42.8 million shares of Global Payments common stock. Consideration received for the divestiture of our Issuer Solutions business consisted of (1) approximately $7.5 billion in cash and (2) FIS’ ownership interest in Worldpay. The Worldpay Acquisition and divestiture of our Issuer Solutions business occurred simultaneously.

We funded portions of the Transaction with indebtedness which is further described in “Note 6—Long-term Debt and Lines of Credit.”

Both transactions are subject to customary working capital and other adjustments. We are providing certain transition services to support our Issuer Solutions business as it is integrated with FIS. We are also receiving certain transition services from FIS in support of our integration of Worldpay.

The fair value of total purchase consideration was determined as follows (in thousands, except share and per share data):

Consideration transferred to GTCR:
Number of shares of Global Payments issued in the acquisition (1)	42,779,788
Price per share of Global Payments common stock as of January 8, 2026 (2)	$78.69
Fair value of common stock issued	3,366,342
Cash paid to GTCR (3)	6,047,171
9,413,513
Consideration transferred to FIS:
Fair value of the Issuer Solutions business transferred to FIS (4)	15,086,000
Cash received from FIS, including reimbursement of cash in business transferred (5)	(7,516,216)
7,569,784
Total purchase consideration	$16,983,297

(1) Number of shares issued is net of 488,253 shares, with post-combination employee service requirements and includes 729,600 shares related to Worldpay equity awards that vested automatically at closing and were converted into Global Payments common stock.

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

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of June 30, 2026, including a reconciliation to the total purchase consideration, were as follows:

	Provisional Amounts at Acquisition Date	Measurement-Period Adjustments	Provisional Amounts at June 30, 2026
	(in thousands)
Cash and cash equivalents	$4,136,237	$—	$4,136,237
Accounts receivable	657,835	(721)	657,114
Settlement processing assets	2,113,017	(553)	2,112,464
Prepaid expenses and other current assets (1)	1,064,511	(4,267)	1,060,244
Other intangible assets	16,403,552	—	16,403,552
Property and equipment	374,598	(13,642)	360,956
Deferred tax asset	30,805	—	30,805
Other noncurrent assets	243,118	(29,220)	213,898
Accounts payable and accrued liabilities	(1,894,231)	(646)	(1,894,877)
Settlement processing obligations	(4,548,560)	(1,136)	(4,549,696)
Debt (2)	(8,908,559)	4,178	(8,904,381)
Deferred tax liability	(2,022,745)	7,035	(2,015,710)
Other noncurrent liabilities	(598,988)	15,009	(583,979)
Total identifiable net assets	7,050,590	(23,963)	7,026,627
Goodwill	9,927,207	29,463	9,956,670
Preliminary total purchase consideration	$16,977,797	$5,500	$16,983,297

(1) Includes $860.4 million of restricted cash held in escrow by a third party used to fund a portion of the assumed debt extinguished at the acquisition date.

(2) Assumed debt was paid off at the acquisition date.

As of June 30, 2026, we considered these amounts to be provisional because we were still in the process of reviewing information to support the valuations of the assets acquired, liabilities assumed and related tax positions. During the three months ended June 30, 2026, we made measurement-period adjustments, as shown in the table above, that increased the amount of provisional goodwill by $29.5 million. The effects of the measurement-period adjustments on our consolidated statements of income for the three and six months ended June 30, 2026 were not material.

As of June 30, 2026, provisional goodwill arising from the Worldpay Acquisition of $10.0 billion was included in our reportable segments as follows: $8.8 billion in the Enterprise segment, $0.6 billion in the Platforms segment and $0.6 billion in the SMB segment. Goodwill was attributable to expected growth opportunities, an assembled workforce and potential synergies from combining the acquired business into our existing business. We expect that $4.0 billion of the goodwill from the Worldpay Acquisition will be deductible for income tax purposes.

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

For the three and six months ended June 30, 2026, the acquired operations of Worldpay contributed $1.4 billion and $2.6 billion, respectively, to our consolidated revenues and had an operating loss of approximately $28.2 million and $166.9 million, respectively. Acquisition-related costs directly related to the Worldpay acquisition were zero and $77.5 million for the three and six months ended June 30, 2026, respectively, and were included within selling, general and administrative expenses.

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information shows the results of our operations for the three and six months ended June 30, 2026 and 2025 as if the Transaction had occurred on January 1, 2025. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the Transaction had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of Worldpay. The unaudited pro forma information reflects the effects of applying our accounting policies and certain pro forma adjustments to the combined historical financial information of Global Payments and Worldpay. The pro forma adjustments include:

•incremental amortization expense associated with identified intangible assets;

•adjustment to interest expense to reflect the removal of Worldpay debt and the additional borrowings of Global Payments in conjunction with the Transaction; and

•the income tax effects of the pro forma adjustments.

In addition, the pro forma net income attributable to continuing operations of Global Payments includes recognition of transaction costs related to the Transaction as of the beginning of the earliest period presented. Accordingly, pro forma net income attributable to Global Payments for the three and six months ended June 30, 2025 includes zero and approximately $77.5 million, respectively, of transaction costs related to the Worldpay Acquisition.

	Three Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)

Total revenues	$3,320,791	$3,453,545
Net income attributable to continuing operations of Global Payments	139,941	85,263

	Six Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)

Total revenues	$6,397,643	$6,551,401
Net income attributable to continuing operations of Global Payments	51,713	30,337

NOTE 3—BUSINESS DISPOSITIONS AND DISCONTINUED OPERATIONS

Discontinued Operations

We completed the sale of our Issuer Solutions business on January 9, 2026 simultaneously with the Worldpay Acquisition. We analyzed quantitative and qualitative factors relevant to the Issuer Solutions disposal group and determined that the accounting criteria to be classified as held for sale and a discontinued operation were met. Accordingly, the operating results of our Issuer Solutions business have been reflected as discontinued operations for all periods presented. The assets and liabilities of the Issuer Solutions disposal group are presented separately on our consolidated balance sheet as of December 31, 2025. Our consolidated statements of cash flows include cash flows from discontinued operations for all periods presented. Unless otherwise indicated, all disclosures in the notes to the consolidated financial statements reflect only our continuing operations.

The following table presents the major classes of line items constituting income from discontinued operations, net of tax, in our consolidated statements of income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Revenues	$—	$615,132	$54,259	$1,213,646
Operating expenses:
Cost of service	—	293,482	28,980	726,016
Selling, general and administrative	5,178	67,840	33,372	134,894
Gain on business disposition	—	—	(22,174)	—
	5,178	361,322	40,178	860,910
Operating income (loss)	(5,178)	253,810	14,081	352,736
Interest and other income (expense), net	—	(5,114)	1,688	(12,335)
Income (loss) from discontinued operations before income taxes and equity in income of equity method investments	(5,178)	248,696	15,769	340,401
Income tax expense	96,785	258,036	1,703,982	272,945
Income (loss) from discontinued operations before equity in income of equity method investments	(101,963)	(9,340)	(1,688,213)	67,456
Equity in income of equity method investments	—	51	23	89
Income (loss) from discontinued operations, net of tax	$(101,963)	$(9,289)	$(1,688,190)	$67,545

During the six months ended June 30, 2026, we recognized tax expense in discontinued operations of $1.7 billion, primarily related to the derecognition of goodwill in the sale of our Issuer Solutions business which was not deductible for U.S. federal income tax purposes, along with other taxable differences recognized upon sale.

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

Cash flows related to discontinued operations are included in our consolidated statements of cash flows for the six months ended June 30, 2026 and 2025. The following table presents selected items affecting the statements of cash flows:

	Six Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Depreciation and amortization of property and equipment	$—	$33,223
Amortization of acquired intangibles	—	153,211

During the six months ended June 30, 2025, Issuer Solutions entered into an agreement to acquire software and related services, of which $37.5 million was financed utilizing a two-year vendor financing arrangement.

NOTE 4—REVENUES

We operate our business in three segments: Enterprise, Platforms and SMB. Through our Enterprise segment, we offer card-present and card-not-present solutions, including payment and related commerce solutions to large enterprises and multinational clients. Through our Platforms segment, we provide payment and commerce solutions across numerous vertical markets by partnering with integrated referral partners and by embedding our solutions into payment facilitators ("PayFacs"), marketplaces and other technology-enabled platforms. Through our SMB segment, we provide payment, software and related commerce solutions to small and medium-sized businesses (“SMBs”). Other revenues primarily consist of revenues related to certain portfolios and relationships that are non-core and are not aligned to our go forward strategy.

The following table presents a disaggregation of our revenues from contracts with customers within each of our reportable segments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(in thousands)

Card-present	$219,384	$79,640	$411,847	$152,215
Card-not-present	618,917	69,382	1,148,843	132,284
Enterprise segment revenues	838,301	149,022	1,560,690	284,499
Embedded payments	148,927	3,366	279,166	6,806
Integrated partners	503,841	284,408	941,688	555,100
Platforms segment revenues	652,768	287,774	1,220,854	561,906
Americas	1,174,344	991,215	2,254,821	1,922,083
Rest of world	474,608	342,208	897,472	624,898
SMB segment revenues	1,648,952	1,333,423	3,152,293	2,546,981
Other	180,770	199,068	356,636	396,219
Revenues	$3,320,791	$1,969,287	$6,290,473	$3,789,605

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606"), requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and six months ended June 30, 2026 and 2025, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts with customers as of June 30, 2026 and December 31, 2025 was as follows:

	Balance Sheet Location	June 30, 2026	December 31, 2025

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$308,381	$270,773
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	32,574	21,259

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	192,625	177,452
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	21,320	19,625

Net contract assets were not material at June 30, 2026 or December 31, 2025. Revenue recognized for the three months ended June 30, 2026 and 2025 from contract liability balances at the beginning of each period was $80.0 million and $74.7 million, respectively. Revenue recognized for the six months ended June 30, 2026 and 2025 from contract liability balances at the beginning of each period was $135.5 million and $145.8 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2026. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less, and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

Remainder of 2026	$193,868
2027	281,735
2028	179,134
2029	121,754
2030	71,860
2031	27,143
2032 and thereafter	28,947
Total	$904,441

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2026 and December 31, 2025, goodwill and other intangible assets consisted of the following:

	June 30, 2026	December 31, 2025

	(in thousands)

Goodwill	$26,984,810	$17,076,624
Other intangible assets:
Customer-related intangible assets	$20,616,353	$5,536,591
Acquired technologies	3,294,812	1,918,713
Contract-based intangible assets	2,378,285	2,313,160
Trademarks and trade names	593,583	479,405
	26,883,033	10,247,869
Less accumulated amortization:
Customer-related intangible assets	4,519,536	3,361,512
Acquired technologies	1,806,891	1,630,830
Contract-based intangible assets	663,130	584,392
Trademarks and trade names	483,576	439,908
	7,473,133	6,016,642
	$19,409,900	$4,231,227

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the six months ended June 30, 2026:

	Enterprise	Platforms	SMB	Total

	(in thousands)
Balance at December 31, 2025	$2,085,187	$3,656,662	$11,334,775	$17,076,624
Goodwill acquired	8,756,972	630,134	623,686	10,010,792
Effect of foreign currency translation	(42,696)	6,783	(68,300)	(104,213)
Measurement-period adjustments	—	—	1,607	1,607
Balance at June 30, 2026	$10,799,463	$4,293,579	$11,891,768	$26,984,810

After the reorganization of our reporting units, we performed a quantitative assessment of impairment for each of our new reporting units, and determined on the basis of those assessments that the fair value of each reporting unit is equal to or greater than its respective carrying amount. We believe that the fair values of our Platforms and SMB reporting units are substantially in excess of their respective carrying amounts. We believe the carrying amount of our Enterprise reporting unit approximates fair value due to the recent acquisition of Worldpay, which comprises the majority of Enterprise.

Accumulated impairment losses for goodwill were $33.2 million as of June 30, 2026 and December 31, 2025, and were included in our Enterprise segment.

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of June 30, 2026 and December 31, 2025, long-term debt consisted of the following:

	June 30, 2026	December 31, 2025

	(in thousands)

1.200% senior notes due March 1, 2026	$—	$1,099,681
4.800% senior notes due April 1, 2026	—	752,825
2.150% senior notes due January 15, 2027	749,375	748,697
4.950% senior notes due August 15, 2027	498,896	498,406
4.550% senior notes due March 15, 2028	497,612	—
4.450% senior notes due June 1, 2028	458,422	460,619
4.500% senior notes due November 15, 2028	1,740,845	1,738,918
3.200% senior notes due August 15, 2029	1,245,078	1,244,291
5.300% senior notes due August 15, 2029	497,812	497,462
2.900% senior notes due May 15, 2030	995,464	994,879
4.875% senior notes due November 15, 2030	1,686,854	1,685,351
2.900% senior notes due November 15, 2031	745,491	745,072
5.400% senior notes due August 15, 2032	744,963	744,552
5.200% senior notes due November 15, 2032	990,895	990,181
5.400% senior notes due March 15, 2033	495,387	—
5.550% senior notes due November 15, 2035	1,730,077	1,730,061
4.150% senior notes due August 15, 2049	741,750	741,572
5.950% senior notes due August 15, 2052	739,574	739,374
4.875% senior notes due March 17, 2031	907,602	932,686
1.000% convertible notes due August 15, 2029	1,474,163	1,470,029
1.500% convertible notes due March 1, 2031	1,977,822	1,975,407
Revolving credit facility	1,587,000	1,515,000
Term loan facility	1,000,000	—
Commercial paper notes	674,795	—
Finance lease liabilities	34,976	21,267
Other borrowings	203,473	135,974
Total long-term debt	22,418,326	21,462,304
Less current portion	925,032	1,920,792
Long-term debt, excluding current portion	$21,493,294	$19,541,512

The carrying amounts of our senior notes and convertible notes in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At June 30, 2026, the unamortized discount on senior notes and convertible notes was $69.1 million, and unamortized debt issuance costs on senior notes and convertible notes were $85.0 million. At December 31, 2025, the unamortized discount on senior notes and convertible notes was $71.6 million, and unamortized debt issuance costs on senior notes and convertible notes were $91.5 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets in our consolidated balance sheets. At June 30, 2026 and December 31, 2025, unamortized debt issuance costs on the unsecured revolving credit facility were $18.3 million and $20.7 million, respectively.

At June 30, 2026, future maturities of long-term debt (excluding finance lease liabilities) were as follows by year (in thousands):

Year Ending December 31,

Remainder of 2026	$35,872
2027	1,377,552
2028	3,725,732
2029	3,250,130
2030	4,962,467
2031	3,663,752
2032 and thereafter	5,500,000
Total	$22,515,505

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

On November 14, 2025, we issued $6.2 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $1.75 billion aggregate principal amount of 4.500% senior notes due November 2028; (ii) $1.7 billion aggregate principal amount of 4.875% senior notes due November 2030; (iii) $1.0 billion aggregate principal amount of 5.200% senior notes due November 2032; and (iv) $1.75 billion aggregate principal amount of 5.550% senior notes due November 2035. Interest on the senior unsecured notes is payable semi-annually on May 15 and November 15 of each year, and commenced on May 15, 2026. The debt issuance was completed in connection with the Worldpay Acquisition.

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

Term Loan Facility

On April 21, 2026, we entered into a term loan agreement with a syndicate of financial institutions as lenders and agents. The term loan agreement provides for a senior unsecured $1.0 billion term loan facility due April 21, 2028 bearing interest at a one-month Secured Overnight Financing Rate plus 1.05%. Borrowings under the term loan facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of lenders and customary notice provisions.

As of June 30, 2026, there were borrowings of $1.0 billion outstanding under the term loan facility with an interest rate of 4.7%, and no available commitments under the term loan facility.

Revolving Credit Facility

On May 15, 2025, we entered into a credit agreement with a syndicate of financial institutions as lenders and agents. The credit agreement provides for an unsubordinated unsecured $7.25 billion revolving credit facility (the "Revolving Credit Facility"), of which (a) $5.75 billion was made available on May 15, 2025 and (b) an additional $1.5 billion was made available upon the closing of the Worldpay Acquisition. Commitments under the Revolving Credit Facility may be increased to an aggregate amount not to exceed $7.5 billion. The Revolving Credit Facility matures in May 2030 and provides for up to two one-year maturity extensions. Borrowings under the Revolving Credit Facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of lenders and customary notice provisions.

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

We may issue standby letters of credit of up to $500 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. The amounts available to borrow under the Revolving Credit Facility are also determined by a financial leverage covenant. As of June 30, 2026, there were borrowings of $1.6 billion outstanding under the Revolving Credit Facility with an interest rate of 5.0%, and the total available commitments under the Revolving Credit Facility were $5.0 billion.

Committed Bridge Financing

On April 17, 2025, in connection with our entry into the definitive agreement to acquire Worldpay, we obtained $7.7 billion in committed bridge financing, which was subsequently reduced to $6.2 billion on May 15, 2025 in connection with the entry into the Revolving Credit Facility. We terminated our bridge facility on November 14, 2025.

Commercial Paper

We have a $2.0 billion commercial paper program under which we may issue senior unsecured commercial paper notes with maturities of up to 397 days from the date of issue. The commercial paper program is backstopped by the Revolving Credit Facility, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of the Revolving Credit Facility. As such, we could draw on the Revolving Credit Facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

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

As of June 30, 2026, we had borrowings under our commercial paper program of $674.8 million outstanding, presented within long-term debt in our consolidated balance sheet based on our intent and ability to continually refinance on a long-term basis, with a weighted average annual interest rate of 4.3%.

Fair Value of Long-Term Debt

As of June 30, 2026, our senior notes had a total carrying amount of $15.5 billion and an estimated fair value of $14.9 billion.

As of June 30, 2026, our 1.500% convertible notes due March 1, 2031 had a total carrying amount of $2.0 billion and an estimated fair value of $1.8 billion. The estimated fair values of our senior notes and 1.500% convertible senior notes were based on quoted market prices in active markets and are considered to be Level 1 measurements of the fair value hierarchy.

As of June 30, 2026, our 1.000% convertible notes due August 15, 2029 had a total carrying amount of $1.5 billion and an estimated fair value of $1.4 billion. The estimated fair value of our 1.000% convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the fair value hierarchy.

The fair value of other long-term debt approximated its carrying amount at June 30, 2026.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of June 30, 2026, the required leverage ratio was 4.50 to 1.00. We were in compliance with all applicable covenants as of June 30, 2026.

Interest Expense

Interest expense was $261.1 million and $151.4 million for the three months ended June 30, 2026 and 2025, respectively. Interest expense was $500.3 million and $296.2 million for the six months ended June 30, 2026 and 2025, respectively.

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

We recognized a gain (loss) on the net investment hedge of $11.1 million and $(81.3) million within foreign currency translation adjustments in other comprehensive income (loss) in our consolidated statements of comprehensive income during the three months ended June 30, 2026 and 2025, respectively, and $(56.8) million and $(90.7) million during the six months ended June 30, 2026 and 2025, respectively.

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

The table below presents information about our interest rate swaps, designated as cash flow hedges, included in our consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at June 30, 2026	Range of Maturity Dates at June 30, 2026	June 30, 2026	December 31, 2025

				(in thousands)

Interest rate swaps (Notional of $1.25 billion at June 30, 2026 and December 31, 2025)	Accounts payable and accrued liabilities	4.27%	April 17, 2027	$3,813	$—
Interest rate swaps (Notional of $250 million at June 30, 2026 and December 31, 2025)	Other noncurrent liabilities	4.20%	August 17, 2027	$720	$18,872

The table below presents the effects of our interest rate swaps in our consolidated statements of income and statements of comprehensive income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive income (loss)	$3,316	$(3,204)	$9,246	$(12,575)
Net unrealized losses reclassified out of other comprehensive income (loss) to interest expense	(3,393)	(841)	$(7,289)	$(1,693)

As of June 30, 2026, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps expected to be reclassified into interest expense during the next 12 months was $8.9 million.

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

Upon issuance of our senior unsecured notes in November 2025, we terminated the treasury locks and the related accumulated other comprehensive loss will be amortized to interest expense over future periods. We recognized a deferred settlement liability upon termination of the treasury locks, payable in three equal installments over a 3-year period ending September 2028. The settlement liability was $54.3 million and $53.1 million at June 30, 2026 and December 31, 2025, respectively.

The table below presents the effects of our treasury locks on our consolidated statements of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(in thousands)

Net unrealized losses recognized in other comprehensive income (loss)	$(594)	$(34,344)	$(1,181)	$(34,344)
Net unrealized losses reclassified out of other comprehensive income (loss) to interest expense	(1,236)	—	(2,471)	—

As of June 30, 2026, the amount of net unrealized losses in accumulated other comprehensive loss related to our treasury locks expected to be reclassified into interest expense during the next 12 months was $4.9 million.

NOTE 8—INCOME TAX

For the three and six months ended June 30, 2026, we recognized an income tax benefit of $4.9 million and $16.8 million, respectively, resulting in an effective income tax rate of (4.7)% and 13.9%, respectively. The effective income tax rate was lower than the U.S. statutory rate primarily as a result of tax credits, foreign branch operations, and taxes on foreign earnings, partially offset by the impact of Base Erosion Anti-Abuse Tax.

For the three and six months ended June 30, 2025, our effective income tax rate of 14.8% and 15.7%, respectively, differed from the U.S. statutory rate primarily as a result of deferred tax expense associated with legal entity restructuring in connection with the sale of our Issuer Solutions business, net of tax benefits from tax credits and foreign interest income not subject to tax.

NOTE 9—REDEEMABLE NONCONTROLLING INTERESTS

The portions of equity in certain of our consolidated subsidiaries that are not attributable, directly or indirectly, to us, are redeemable upon the occurrence of an event that is not solely within our control.

We hold a 51% controlling interest in our subsidiary in Germany. Under the shareholder agreement, the minority shareholder has the option to compel us to purchase its shares at fair market value upon the occurrence of a specific change in control event. As of June 30, 2026, the option is not considered probable of becoming redeemable. We also own 51% of our subsidiary in Greece and 50.1% of our subsidiary in Chile. Under the respective shareholder agreements, the minority shareholders have the option to compel us to purchase their shares at a price per share based on the fair value of the shares, or under certain circumstances for our subsidiary in Greece, at a price determined by calculations stipulated in the shareholder agreement. The options have no expiration date.

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

The option held by the minority shareholder of our subsidiary in Greece is redeemable at a price other than fair value and is considered probable of becoming redeemable. In determining the measurement method of redemption price, we have elected to recognize changes in the redemption price over the period from the date of issuance to the earliest redemption date of the instrument using the effective interest method, applied prospectively. Redemption price increases (decreases) recognized in net income attributable to noncontrolling interests in our consolidated statements of income were $0.2 million and $(9.3) million for the three months ended June 30, 2026 and 2025, respectively. Redemption price increases (decreases) recognized in net income attributable to noncontrolling interests in our consolidated statements of income were $15.7 million and $(10.6) million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 10—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended June 30, 2026 and 2025, we repurchased and retired 7,958,297 and 3,043,484 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $555.5 million and $231.4 million, or $69.80 and $76.02 per share, respectively. During the six months ended June 30, 2026 and 2025, we repurchased and retired 15,220,854 and 7,261,834 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $1,111.3 million and $680.4 million, or $73.01 and $93.70 per share, respectively. The share repurchase activity for the three months ended June 30, 2026 included the repurchase of 7,215,492 shares at an average price of $69.30 per share under an ASR agreement we entered into on May 6, 2026 with a financial institution to repurchase an aggregate of $500.0 million of our common stock during the ASR program purchase period. This ASR program was completed on June 8, 2026. The share repurchase activity for the six months ended June 30, 2026 also included the repurchase of 7,262,557 shares at an average price of $75.73 per share under an ASR agreement we entered into on February 18, 2026 with a financial institution to repurchase an aggregate of $550.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 17, 2026. The share repurchase activity for the six months ended June 30, 2025 included the repurchase of 2,449,366 shares at an average price of $102.07 per share under an ASR agreement we entered into on February 13, 2025 with a financial institution to repurchase an aggregate of $250.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 11, 2025. As of June 30, 2026, the remaining amount available under our share repurchase program was $1,400.0 million.

On July 28, 2026, our board of directors declared a dividend of $0.25 per share payable on September 25, 2026 to common shareholders of record as of September 11, 2026.

NOTE 11—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense (benefit) and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(in thousands)

Share-based compensation expense from continuing operations	$42,644	$33,312	$89,294	$63,600
Share-based compensation expense from discontinued operations	—	6,498	(7,145)	15,950
Total share-based compensation expense	$42,644	$39,810	$82,149	$79,550

Total income tax benefit	$3,200	$12,269	$8,580	$18,534

The following discussion of our share-based compensation awards includes awards related to continuing and discontinued operations.

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the six months ended June 30, 2026:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2025	2,465	$110.54
Granted	1,578	75.37
Vested	(1,300)	107.24
Forfeited	(270)	105.25
Unvested at June 30, 2026	2,473	$89.70

The total fair value of restricted stock and performance awards vested during the six months ended June 30, 2026 and 2025 was $139.4 million and $136.1 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $33.2 million and $36.8 million during the three months ended June 30, 2026 and 2025, respectively, and $52.1 million and $72.7 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $152.0 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 1.9 years.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2026:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2025	931	$113.43	5.8	$0.6
Granted	—	—
Forfeited	(139)	122.71
Exercised	(16)	66.19
Outstanding at June 30, 2026	776	$112.77	5.5	$0.1

Options vested and exercisable at June 30, 2026	599	$114.39	4.6	$0.1

We recognized compensation expense for stock options of $1.7 million and $1.9 million during the three months ended June 30, 2026 and 2025, respectively, and $3.5 million and $4.4 million during the six months ended June 30, 2026 and 2025, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025 was $0.1 million and $1.2 million, respectively. As of June 30, 2026, we had $5.0 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.2 years.

There were no stock options granted during the six months ended June 30, 2026. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2025 was $43.20. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Six Months Ended
June 30, 2025

Risk-free interest rate	4.01%
Expected volatility	46%
Dividend yield	0.88%
Expected term in years	5

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

Diluted EPS is computed by dividing net income (loss) attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the three months ended June 30, 2026 and for the three and six months ended June 30, 2025 are assumed to have a dilutive effect on EPS. Due to a net loss for the six months ended June 30, 2026, no incremental shares are included in the computation of diluted loss per share because the effect would be antidilutive. The dilutive share base for the three and six months ended June 30, 2026 excluded approximately 0.7 million shares related to stock options that would have an antidilutive effect on the computation of diluted EPS. The dilutive share base for the three and six months ended June 30, 2025 excluded approximately 0.9 million shares related to stock options that would have an antidilutive effect on the computation of diluted EPS.

The effect of the potential shares needed to settle the conversion spread on our convertible notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the three and six months ended June 30, 2026, the convertible notes were not included in the computation of diluted loss per share as the effect would have been anti-dilutive. Further, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computations of basic and diluted EPS for continuing and discontinued operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(in thousands, except per share data)

Income (loss) from continuing operations attributable to Global Payments	$114,934	$250,929	$(98,717)	$479,829
Income (loss) from discontinued operations attributable to Global Payments	(101,963)	(9,289)	(1,688,190)	67,545
Net income (loss) attributable to Global Payments	$12,971	$241,640	$(1,786,907)	$547,374

Basic weighted-average number of shares outstanding	269,924	243,443	271,564	245,087
Plus: Dilutive effect of stock options and other share-based awards	191	134	—	272
Diluted weighted-average number of shares outstanding	270,115	243,577	271,564	245,359

Basic earnings (loss) per share attributable to Global Payments:
Continuing operations	$0.43	$1.03	$(0.36)	$1.96
Discontinued operations	(0.38)	(0.04)	(6.22)	0.27
Total basic earnings (loss) per share attributable to Global Payments	$0.05	$0.99	$(6.58)	$2.23

Diluted earnings (loss) per share attributable to Global Payments:
Continuing operations	$0.43	$1.03	$(0.36)	$1.96
Discontinued operations	(0.38)	(0.04)	(6.22)	0.27
Total diluted earnings (loss) per share attributable to Global Payments	$0.05	$0.99	$(6.58)	$2.23

NOTE 13—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. As of June 30, 2026, approximately 75% of our cash and cash equivalents was held within a small group of financial institutions, primarily large money center banks. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any losses associated with our balances in such accounts for the three and six months ended June 30, 2026 and 2025.

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

A reconciliation of the amounts of cash and cash equivalents and restricted cash in our consolidated balance sheets to the amount in our consolidated statements of cash flows is as follows:

	June 30, 2026	June 30, 2025

	(in thousands)
Cash and cash equivalents of continuing operations	$5,408,962	$2,611,662
Restricted cash of continuing operations	283,932	6,853
Cash included in assets held for sale	—	255,339
Cash, cash equivalents and restricted cash of discontinued operations	—	466,034
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$5,692,894	$3,339,888

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

We recognized interest income of $26.0 million and $24.2 million on the notes during the three months ended June 30, 2026 and 2025, respectively, and $51.2 million and $47.7 million during the six months ended June 30, 2026 and 2025, respectively, as a component of interest and other income in our consolidated statements of income.

As of June 30, 2026 and December 31, 2025, there was an aggregate principal amount of $876.7 million and $852.0 million, respectively, outstanding on the notes, including PIK interest, and the notes are presented net of the allowance for credit losses of $15.2 million within notes receivable in our consolidated balance sheets. Principal payments due within 12 months are included in prepaid expenses and other current assets in our consolidated balance sheets. The estimated fair value of the notes receivable was $842.3 million and $849.8 million as of June 30, 2026 and December 31, 2025, respectively. The estimated fair value of notes receivable was based on a discounted cash flow approach and is considered to be a Level 3 measurement of the fair value hierarchy.

Visa Preferred Shares

Through the Worldpay Acquisition, we obtained additional Series B convertible preferred shares of Visa related to the disposal of its ownership interest in Visa Europe to Visa Inc. in 2016 ("Visa Disposal"). The preferred shares were recognized at the acquisition date of Worldpay at a fair value of zero based on transfer restrictions, Visa's ability to adjust the conversion rate and the estimation uncertainty associated with those factors. Also, in connection with the Visa Disposal, Worldpay agreed to pay former Worldpay owners in 2027 90% of the net-of-tax proceeds from the disposal. The obligation to pay the contingent value rights ("CVR") to the former Worldpay owners for shares previously sold is presented in other noncurrent liabilities in our consolidated balance sheet.

The carrying amount of the CVR liability was $358.6 million at June 30, 2026. We remeasure the carrying amount of the CVR liability each reporting period to accrete to the amount due in 2027. The net change in carrying amount was an increase of $3.7 million for the three months ended June 30, 2026 and an increase of $6.9 million from the acquisition date of Worldpay through June 30, 2026, and is included in interest and other expense in our consolidated statements of income. The carrying amount of the CVR liability is determined utilizing a discount rate based on the Company's borrowing rate.

Noncash Investing Activity

For certain business combinations and other acquisitions completed during the six months ended June 30, 2026, consideration of $15.0 million is payable in the remainder of 2026 and $69.8 million is payable in 2027.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three and six months ended June 30, 2026 and 2025:

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at March 31, 2026	$(136,918)	$(58,249)	$(87)	$(195,254)
Other comprehensive income (loss)	(119,516)	5,543	70	(113,903)
Balance at June 30, 2026	$(256,434)	$(52,706)	$(17)	$(309,157)

Balance at March 31, 2025	$(419,337)	$(27,924)	$(2,385)	$(449,646)
Other comprehensive income (loss)	373,520	(27,759)	(87)	345,674
Balance at June 30, 2025	$(45,817)	$(55,683)	$(2,472)	$(103,972)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $(7.5) million and $67.6 million for the three months ended June 30, 2026 and 2025, respectively.

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2025	$(57,849)	$(66,213)	$(2,145)	$(126,207)
Other comprehensive income (loss)	(198,585)	13,507	2,128	(182,950)
Balance at June 30, 2026	$(256,434)	$(52,706)	$(17)	$(309,157)

Balance at December 31, 2024	$(589,189)	$(21,418)	$(2,385)	$(612,992)
Other comprehensive income (loss)	543,372	(34,265)	(87)	509,020
Balance at June 30, 2025	$(45,817)	$(55,683)	$(2,472)	$(103,972)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $(30.8) million and $111.2 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 15—SEGMENT INFORMATION

As part of our Worldpay integration, in the second quarter of 2026, we realigned into three reportable segments: Enterprise, Platforms and SMB. These reportable segments reflect how our chief operating decision maker ("CODM") manages the business, allocates resources and evaluates operating performance. Corporate activities, including centralized administrative and shared functions, are not managed as an operating segment and are presented separately as reconciling items to consolidated results. All prior segment information has been recast to reflect our new segment structure and current period presentation.

Through our Enterprise segment, we provide payment and related commerce solutions to large enterprises and multinational clients. Our offerings include card-present and card-not-present payment acceptance, solutions that help businesses accept payments across channels, emerging AI-driven commerce platforms, and other value-added software and service offerings designed to support complex payment environments.

Through our Platforms segment, we provide payment and embedded commerce solutions through software partners, integrated software vendors, PayFacs, marketplaces and other technology-enabled platforms across numerous vertical markets. Our offerings include embedded payment acceptance, payment facilitation services, platform enablement technologies and other value-added commerce solutions.

Through our SMB segment, we provide payment, software and related commerce solutions to SMBs. Our offerings include point-of-sale technologies, business management software and other value-added commerce solutions designed to help our SMB clients operate and grow their businesses.

Our Chief Executive Officer is the CODM. We evaluate performance and allocate resources based on segment operating income. Segment operating income includes externally generated revenues attributable to the segment less expenses directly related to those revenues. Centrally-managed corporate costs, technology and operations costs, share-based compensation expense, corporate bonus costs, impairment of goodwill, gains or losses on business dispositions and other reconciling items are not included in determining segment operating income. Interest and other income, interest and other expense, income tax expense and equity in income of equity method investments are not allocated to the reportable segments. The CODM uses segment operating income in the annual budget and forecasting process and considers budget-to-actual and forecast-to-actual variances on a monthly, quarterly and annual basis. The CODM does not evaluate the performance of or allocate resources to the reportable segments using asset data. The accounting policies of our reportable segments are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2025, and our summary of significant accounting policies in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies."

Operating results for each reportable segment for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30, 2026
(in thousands)	Enterprise	Platforms	SMB	Total

Segment revenues (1)	$838,301	$652,768	$1,648,952	$3,140,021

Less segment expenses:
Cost of service (2)	71,438	30,641	161,240	263,319
Selling, general and administrative (2)	108,843	330,598	527,726	967,167
Depreciation and amortization (3)	410,427	98,735	331,526	840,688
Segment operating income	$247,593	$192,794	$628,460	$1,068,847

Reconciliation of segment operating income
Other revenues (1)				180,770
Corporate and other expenses (4)				(449,966)
Technology, operations and product development expenses (5)				(462,530)
Operating income (6)				$337,121

	Three Months Ended June 30, 2025
(in thousands)	Enterprise	Platforms	SMB	Total

Segment revenues (1)	$149,022	$287,774	$1,333,423	$1,770,219

Less segment expenses:
Cost of service (2)	13,048	4,316	119,404	136,768
Selling, general and administrative (2)	21,754	144,974	342,622	509,350
Depreciation and amortization (3)	29,915	18,236	202,210	250,361
Segment operating income	$84,305	$120,248	$669,187	$873,740

Reconciliation of segment operating income
Other revenues (1)				199,068
Corporate and other expenses (4)				(396,748)
Technology, operations and product development expenses (5)				(249,801)
Impairment of goodwill				(33,218)
Gain on business disposition				267
Operating income (6)				$393,308

	Six Months Ended June 30, 2026
(in thousands)	Enterprise	Platforms	SMB	Total

Segment revenues (1)	$1,560,690	$1,220,854	$3,152,293	$5,933,837

Less segment expenses:
Cost of service (2)	113,571	49,265	299,377	462,213
Selling, general and administrative (2)	223,509	616,251	1,019,627	1,859,387
Depreciation and amortization (3)	814,522	195,566	652,626	1,662,714
Segment operating income	$409,088	$359,772	$1,180,663	$1,949,523

Reconciliation of segment operating income
Other revenues (1)				356,636
Corporate and other expenses (4)				(1,093,550)
Technology, operations and product development expenses (5)				(891,134)
Operating income (6)				$321,475

	Six Months Ended June 30, 2025
(in thousands)	Enterprise	Platforms	SMB	Total

Segment revenues (1)	$284,499	$561,906	$2,546,981	$3,393,386

Less segment expenses:
Cost of service (2)	27,326	9,611	229,992	266,929
Selling, general and administrative (2)	42,337	280,405	664,546	987,288
Depreciation and amortization (3)	60,001	36,439	399,807	496,247
Segment operating income	$154,835	$235,451	$1,252,636	$1,642,922

Reconciliation of segment operating income
Other revenues (1)				396,219
Corporate and other expenses (4)				(733,770)
Technology, operations and product development expenses (5)				(511,146)
Impairment of goodwill				(33,218)
Gain on business disposition				4,260
Operating income (6)				$765,267

(1) Consolidated revenues as reported in our consolidated statements of income for the three months ended June 30, 2026 and 2025 of $3,320.8 million and $1,969.3 million, respectively, is comprised of segment revenues of $3,140.0 million and $1,770.2 million, respectively, and other revenues of $180.8 million and $199.1 million, respectively. Consolidated revenues as reported in our consolidated statements of income for the six months ended June 30, 2026 and 2025 of $6,290.5 million and $3,789.6 million, respectively, is comprised of segment revenues of $5,933.8 million and $3,393.4 million, respectively, and other revenues of $356.6 million and $396.2 million, respectively. Other revenues primarily consist of revenues related to certain portfolios and relationships that are non-core and are not aligned to our go forward strategy.

(2) Excludes depreciation and amortization as it is presented separately.

(3) Consolidated depreciation and amortization for the three months ended June 30, 2026 and 2025 of $884.1 million and $297.2 million, respectively, is comprised of depreciation and amortization within the reportable segments of $840.7 million and $250.4 million, respectively, and depreciation and amortization not allocated to the segments of $43.4 million and $46.8 million, respectively. Consolidated depreciation and amortization for the six months ended June 30, 2026 and 2025 of $1,748.8 million and $589.7 million, respectively, is comprised of depreciation and amortization within the reportable segments of $1,662.7 million and $496.2 million, respectively, and depreciation and amortization not allocated to the segments of $86.1 million and $93.5 million, respectively.

For the three months ended June 30, 2026, includes amortization of acquisition-related intangible assets within the reportable segments of $404.2 million, $90.8 million and $262.6 million for Enterprise, Platforms and SMB, respectively. For the three months ended June 30, 2025, includes amortization of acquisition-related intangible assets within the reportable segments of $29.1 million, $13.4 million and $158.2 million for Enterprise, Platforms and SMB, respectively. For the six months ended June 30, 2026, includes amortization of acquisition-related intangible assets within the reportable segments of $806.2 million, $180.6 million and $518.0 million for Enterprise, Platforms and SMB, respectively. For the six months ended June 30, 2025, includes amortization of acquisition-related intangible assets within the reportable segments of $58.3 million, $26.7 million and $312.9 million for Enterprise, Platforms and SMB, respectively.

(4) Comprised of centrally managed corporate functions, including human resources, finance, legal and compliance.

(5) Technology, operations and product development expenses relate to functions managed at the corporate level, which support and benefit the overall business.

(6) Operating income includes acquisition, transformation and transaction expenses of $197.8 million and $133.7 million for the three months ended June 30, 2026 and 2025, respectively, which were primarily included within Corporate and other expenses. For the six months ended June 30, 2026 and 2025, operating income included acquisition, transformation, and transaction expenses of $585.1 million and $228.3 million, respectively, which were primarily included within Corporate and other expenses.

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

On January 9, 2026, we acquired 100% of Worldpay Holdco, LLC ("Worldpay") from Fidelity National Information Services, Inc. ("FIS") and affiliates of GTCR LLC ("GTCR") and divested our Issuer Solutions business to FIS. Worldpay is an industry-leading payments technology and solutions company. Consideration paid to GTCR for its ownership interest in Worldpay consisted of (1) approximately $6.0 billion in cash and (2) 42.8 million shares of Global Payments common stock. Consideration received for the divestiture of our Issuer Solutions business consisted of (1) approximately $7.5 billion in cash and (2) FIS’ ownership interest in Worldpay.

As part of our Worldpay integration, in the second quarter of 2026, we realigned into three reportable segments: Enterprise, Platforms and Small and Medium-Sized Businesses ("SMB").

Through our Enterprise segment, we provide payment and related commerce solutions to large enterprises and multinational clients. Our offerings include card-present and card-not-present payment acceptance, solutions that help businesses accept payments across channels, emerging AI-driven commerce platforms, and other value-added software and service offerings designed to support complex payment environments.

Through our Platforms segment, we provide payment and embedded commerce solutions through software partners, integrated software vendors, payment facilitators, marketplaces and other technology-enabled platforms across numerous vertical markets. Our offerings include embedded payment acceptance, payment facilitation services, platform enablement technologies and other value-added commerce solutions.

Through our SMB segment, we provide payment, software and related commerce solutions to small and medium-sized businesses (“SMBs”). Our offerings include point-of-sale technologies, business management software and other value-added commerce solutions designed to help our SMB clients operate and grow their businesses.

Our Issuer Solutions business met the criteria to be classified as a discontinued operation, and we have presented the historical operations of our former Issuer Solutions reportable segment as discontinued operations for all periods presented.

See “Note 2—Acquisition,” “Note 3—Business Dispositions and Discontinued Operations” and “Note 15—Segment Information” in the notes to the accompanying financial statements for further information.

Highlights related to our results of continuing operations for the three and six months ended June 30, 2026 include the following:

•Consolidated revenues for the three months ended June 30, 2026 increased to $3,320.8 million compared to $1,969.3 million for the prior year, and for the six months ended June 30, 2026 increased to $6,290.5 million compared to $3,789.6 million for the prior year, primarily due to additional revenues from the acquisition of the Worldpay business. The Worldpay acquisition also contributed to revenue growth across all three reportable segments.

•Enterprise segment operating income increased for the three and six months ended June 30, 2026 compared to the prior year primarily due to incremental operating income from the Worldpay acquisition.

•Platforms segment operating income for the three and six months ended June 30, 2026 increased compared to the prior year primarily due to incremental operating income from the Worldpay acquisition.

•SMB segment operating income for the three and six months ended June 30, 2026 decreased compared to the prior year primarily due to higher amortization expense related to acquired Worldpay intangible assets.

•Consolidated operating income and operating margin for the three and six months ended June 30, 2026 decreased compared to the prior year primarily due to an increase in amortization expense related to acquired Worldpay intangible assets and higher acquisition and integration expenses. The higher amortization expense also resulted in lower operating margins across all three reportable segments.

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

For a further discussion of trends, uncertainties and other factors that could affect our future operating results, see the section entitled “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025, and subsequent filings we make with the SEC, including this Quarterly Report on Form 10-Q, and the section entitled “Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Results of Operations

We operate our business in three segments: Enterprise, Platforms and SMB. We evaluate performance and allocate resources based on segment operating income, which includes externally generated revenues attributable to the segment less expenses directly related to those revenues. Centrally-managed corporate costs, technology and operations costs, share-based compensation expense, corporate bonus costs, impairment of goodwill, gains or losses on business dispositions and other reconciling items are not included in determining segment operating income. For further information about our reportable segments, see “Note 15—Segment Information” in the notes to the accompanying unaudited consolidated financial statements.

Key Drivers of our Results of Operations

Our revenues are dependent upon the volume of payment transactions we process and other factors (referred to herein as "transaction volume"). As a majority of our services are priced as a percentage of transaction value or specified fee per unit or transaction, our revenues generally grow period-over-period in line with the rate of increase in transaction volume.

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

Continuing Operations

The following table sets forth key selected financial data for the three months ended June 30, 2026 and 2025, certain data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior period amount. The income statement data for the three months ended June 30, 2026 and 2025 is derived from the accompanying unaudited consolidated financial statements.

	Three Months Ended June 30, 2026	% of Revenue (1)	Three Months Ended June 30, 2025	% of Revenue (1)	Change	% Change

	(dollar amounts in thousands)

Revenues (2):
Enterprise	$838,301	25.2%	$149,022	7.6%	$689,279	462.5%
Platforms	652,768	19.7%	287,774	14.6%	364,994	126.8%
SMB	1,648,952	49.7%	1,333,423	67.7%	315,529	23.7%
Other revenues (3)	180,770	5.4%	199,068	10.1%	(18,298)	(9.2)%
Consolidated revenues	$3,320,791		$1,969,287		$1,351,504	68.6%

Operating expenses (2):
Cost of service	1,293,879	39.0%	501,772	25.5%	792,107	157.9%
Selling, general and administrative	1,689,791	50.9%	1,041,256	52.9%	648,535	62.3%
Impairment of goodwill	—	—%	33,218	1.7%	(33,218)	(100.0)%
Gain on business disposition	—	—%	(267)	—%	267	(100.0)%
Consolidated operating expenses	$2,983,670	89.8%	$1,575,979	80.0%	$1,407,691	89.3%

Operating income (2):
Enterprise	$247,593		$84,305		$163,288	193.7%
Platforms	192,794		120,248		72,546	60.3%
SMB	628,460		669,187		(40,727)	(6.1)%
Other revenues (3)	180,770		199,068		(18,298)	(9.2)%
Corporate and other expenses (4)	(449,966)		(396,748)		(53,218)	13.4%
Technology, operations and product development expenses (5)	(462,530)		(249,801)		(212,729)	85.2%
Impairment of goodwill	—		(33,218)		33,218	(100.0)%
Gain on business disposition	—		267		(267)	(100.0)%
Consolidated operating income (6)	$337,121	10.2%	$393,308	20.0%	$(56,187)	(14.3)%

Operating margin (2):
Enterprise	29.5%		56.6%		(27.1)%
Platforms	29.5%		41.8%		(12.3)%
SMB	38.1%		50.2%		(12.1)%

NM = Not meaningful
(1) Percentage amounts may not sum to the total due to rounding.
(2) Revenues, operating expenses, operating income and operating margin reflect the effects of acquired businesses, including our completed Worldpay Acquisition, from the acquisition dates. See “Note 2—Acquisition” for further discussion.
(3) Other revenues primarily consist of revenues related to certain portfolios and relationships that are non-core and are not aligned to our go forward strategy.
(4) Comprised of centrally managed corporate functions, including human resources, finance, legal and compliance. These expenses are included within cost of service and selling, general and administrative expenses.
(5) Technology, operations and product development expenses relate to functions managed at the corporate level, which support and benefit the overall business. These expenses are included within cost of service and selling, general and administrative expenses.
(6) Operating income included acquisition, transformation and transaction expenses of $197.8 million and $133.7 million for the three months ended June 30, 2026 and 2025, respectively, which were primarily included within Corporate and other expenses.

The following table sets forth key selected financial data for the six months ended June 30, 2026 and 2025, certain data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior period amount. The income statement data for the six months ended June 30, 2026 and 2025 is derived from the accompanying unaudited consolidated financial statements.

	Six Months Ended June 30, 2026	% of Revenue (1)	Six Months Ended June 30, 2025	% of Revenue (1)	Change	% Change

	(dollar amounts in thousands)

Revenues (2):
Enterprise	$1,560,690	24.8%	$284,499	7.5%	$1,276,191	448.6%
Platforms	1,220,854	19.4%	561,906	14.8%	658,948	117.3%
SMB	3,152,293	50.1%	2,546,981	67.2%	605,312	23.8%
Other revenues (3)	356,636	5.7%	396,219	10.5%	(39,583)	(10.0)%
Consolidated revenues	$6,290,473		$3,789,605		$2,500,868	66.0%

Operating expenses (2):
Cost of service	2,567,493	40.8%	996,947	26.3%	1,570,546	157.5%
Selling, general and administrative	3,401,505	54.1%	1,998,433	52.7%	1,403,072	70.2%
Impairment of goodwill	—	—%	33,218	0.9%	(33,218)	(100.0)%
Gain on business disposition	—	—%	(4,260)	(0.1)%	4,260	(100.0)%
Consolidated operating expenses	$5,968,998	94.9%	$3,024,338	79.8%	$2,944,660	97.4%

Operating income (2):
Enterprise	$409,088		$154,835		$254,253	164.2%
Platforms	359,772		235,451		124,321	52.8%
SMB	1,180,663		1,252,636		(71,973)	(5.7)%
Other revenues (3)	356,636		396,219		(39,583)	(10.0)%
Corporate and other expenses (4)	(1,093,550)		(733,770)		(359,780)	49.0%
Technology, operations and product development expenses (5)	(891,134)		(511,146)		(379,988)	74.3%
Impairment of goodwill	—		(33,218)		33,218	(100.0)%
Gain on business disposition	—		4,260		(4,260)	(100.0)%
Consolidated operating income (6)	$321,475	5.1%	$765,267	20.2%	$(443,792)	(58.0)%

Operating margin (2):
Enterprise	26.2%		54.4%		(28.2)%
Platforms	29.5%		41.9%		(12.4)%
SMB	37.5%		49.2%		(11.7)%
NM = Not meaningful
(1) Percentage amounts may not sum to the total due to rounding.
(2) Revenues, operating expenses, operating income and operating margin reflect the effects of acquired businesses, including our completed Worldpay Acquisition, from the acquisition dates. See “Note 2—Acquisition” for further discussion.
(3) Other revenues primarily consist of revenues related to certain portfolios and relationships that are non-core and are not aligned to our go forward strategy.
(4) Comprised of centrally managed corporate functions, including human resources, finance, legal and compliance. These expenses are included within cost of service and selling, general and administrative expenses.

(5) Technology, operations and product development expenses relate to functions managed at the corporate level, which support and benefit the overall business. These expenses are included within cost of service and selling, general and administrative expenses.
(6) Operating income included acquisition, transformation and transaction expenses of $585.1 million and $228.3 million for the six months ended June 30, 2026 and 2025, respectively, which were primarily included within Corporate and other expenses.

Revenues

Consolidated revenues for the three months ended June 30, 2026 increased by 68.6% from $1,969.3 million in the prior year to $3,320.8 million, and consolidated revenues for the six months ended June 30, 2026 increased by 66.0% from $3,789.6 million in the prior year to $6,290.5 million. The increase in consolidated revenues was primarily driven by the acquisition of the Worldpay business, which contributed approximately $1.4 billion and $2.6 billion in revenue growth for the three and six months ended June 30, 2026, respectively. The remaining change was attributable to the effects of business dispositions in 2025 that were not individually significant.

Enterprise Segment. Revenues from our Enterprise segment for the three months ended June 30, 2026 increased by $689.3 million to $838.3 million from $149.0 million in the prior year. Revenues from our Enterprise segment for the six months ended June 30, 2026 increased by $1,276.2 million to $1,560.7 million from $284.5 million in the prior year.

The higher Enterprise segment revenues resulted from growth in card-not-present activity, which increased $549.5 million and $1,016.6 million for the three and six months ended June 30, 2026, respectively, and growth in card-present activity, which increased $139.7 million and $259.6 million for the three and six months ended June 30, 2026, respectively. The revenue increase in both areas was primarily driven by the inclusion of the acquired Worldpay operations.

Platforms Segment. Revenues from our Platforms segment for the three months ended June 30, 2026 increased by $365.0 million, or 126.8%, to $652.8 million from $287.8 million in the prior year. Revenues from our Platforms segment for the six months ended June 30, 2026 increased by $658.9 million, or 117.3%, to $1,220.9 million from $561.9 million in the prior year.

The higher Platforms segment revenues resulted from growth in the embedded payments service line, which increased $145.6 million and $272.4 million for the three and six months ended June 30, 2026, respectively, and growth in the integrated partners service line, which increased $219.4 million and $386.6 million for the three and six months ended June 30, 2026, respectively. The revenue increase in both service lines was primarily driven by the inclusion of the acquired Worldpay operations.

SMB Segment. Revenues from our SMB segment for the three months ended June 30, 2026 increased by $315.5 million, or 23.7%, to $1,649.0 million from $1,333.4 million in the prior year. Revenues from our SMB segment for the six months ended June 30, 2026 increased by $605.3 million, or 23.8%, to $3,152.3 million from $2,547.0 million in the prior year.

The higher SMB segment revenues resulted from growth in the Americas, which increased $183.1 million and $332.7 million for the three and six months ended June 30, 2026, respectively, and growth in the rest of the world, which increased $132.4 million and $272.6 million for the three and six months ended June 30, 2026, respectively. The revenue increase in both geographies was primarily driven by the inclusion of the acquired Worldpay operations.

Other Revenues. Other revenues for the three months ended June 30, 2026 decreased by $18.3 million, or 9.2%, to $180.8 million from $199.1 million in the prior year. Other revenues for the six months ended June 30, 2026 decreased by $39.6 million, or 10.0%, to $356.6 million from $396.2 million in the prior year. The decrease in other revenues was primarily driven by attrition on non-core portfolios and relationships.

Operating Expenses

Cost of Service. Cost of service for the three months ended June 30, 2026 increased by $792.1 million, or 157.9%, to $1,293.9 million from $501.8 million in the prior year, and cost of service for the six months ended June 30, 2026 increased by $1,570.5 million, or 157.5%, to $2,567.5 million from $996.9 million in the prior year, primarily due to additional costs from the acquisition of the Worldpay business. Cost of service as a percentage of revenues increased to 39.0% for the three months ended June 30, 2026 from 25.5% in the prior year, and increased to 40.8% for the six months ended June 30, 2026 from 26.3% in the prior year. For the three months ended June 30, 2026, the Worldpay acquisition had the effect of increasing cost of service by approximately $732.4 million and cost of service as a percentage of revenue by 9.7%. For the six months ended June 30, 2026, the Worldpay acquisition had the effect of increasing cost of service by approximately $1,496.5 million and cost of service as a percentage of revenue by 11.7%.

Amortization of Acquired Intangible Assets. The most significant component of our cost of service is amortization of acquired intangible assets, which was $757.6 million and $200.7 million, or approximately 59% and 40% of cost of service, for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, amortization of acquired intangible assets was $1,504.7 million and $397.9 million, or approximately 59% and 40% of cost of service, respectively. The increase in amortization of acquired intangible assets for the three and six months ended June 30, 2026 compared to the prior year was due to a higher intangible asset base from intangible assets acquired with the Worldpay acquisition.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2026 increased by $648.5 million, or 62.3%, to $1,689.8 million from $1,041.3 million in the prior year, and selling, general and administrative expense for the six months ended June 30, 2026 increased by $1,403.1 million, or 70.2%, to $3,401.5 million from $1,998.4 million in the prior year, primarily due to additional costs from the acquisition of the Worldpay business. Selling, general and administrative expense as a percentage of segment revenues was 50.9% and 52.9% for the three months ended June 30, 2026 and 2025, respectively, and 54.1% and 52.7% for the six months ended June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2026, the Worldpay acquisition had the effect of increasing selling, general and administrative expense by approximately $792.9 million and $1,528.7 million, respectively.

Corporate and Other Expenses. Corporate and other expenses for the three months ended June 30, 2026 increased by $53.2 million, or 13.4%, to $450.0 million from $396.7 million in the prior year, and corporate and other expenses for the six months ended June 30, 2026 increased by $359.8 million, or 49.0%, to $1,093.6 million from $733.8 million in the prior year, primarily driven by the acquisition of the Worldpay business and higher acquisition and integration expenses.

Technology, Operations and Product Development Expenses. Technology, operations and product development expenses for the three months ended June 30, 2026 increased by $212.7 million, or 85.2%, to $462.5 million from $249.8 million in the prior year, and technology, operations and product development expenses for the six months ended June 30, 2026 increased by $380.0 million, or 74.3%, to $891.1 million from $511.1 million in the prior year, primarily driven by the acquisition of the Worldpay business.

Operating Income and Operating Margin

Consolidated operating income for the three and six months ended June 30, 2026 was $337.1 million and $321.5 million, respectively, compared to $393.3 million and $765.3 million, respectively, for the prior year. Operating margin for the three and six months ended June 30, 2026 was 10.2% and 5.1%, respectively, compared to 20.0% and 20.2%, respectively, for the prior year.

For the three months ended June 30, 2026:

•Consolidated operating income decreased $56.2 million and operating margin decreased 9.8% primarily due to an increase in amortization expense related to acquired Worldpay intangible assets and higher acquisition and integration expenses;

•Enterprise segment operating income increased $163.3 million, reflecting incremental operating income from the Worldpay acquisition. Enterprise operating margin decreased 27.1% due to higher amortization expense related to acquired Worldpay intangible assets;

•Platforms segment operating income increased $72.5 million, reflecting incremental operating income from the Worldpay acquisition. Platforms operating margin decreased 12.3% due to higher amortization expense related to acquired Worldpay intangible assets; and

•SMB segment operating income decreased $40.7 million and operating margin decreased 12.1% due to higher amortization expense related to acquired Worldpay intangible assets.

For the six months ended June 30, 2026:

•Consolidated operating income decreased $443.8 million and operating margin decreased 15.1% primarily due to an increase in amortization expense related to acquired Worldpay intangible assets and higher acquisition and integration expenses;

•Enterprise segment operating income increased $254.3 million, reflecting incremental operating income from the Worldpay acquisition. Enterprise operating margin decreased 28.2% due to higher amortization expense related to acquired Worldpay intangible assets;

•Platforms segment operating income increased $124.3 million, reflecting incremental operating income from the Worldpay acquisition. Platforms operating margin decreased 12.4% due to higher amortization expense related to acquired Worldpay intangible assets; and

•SMB segment operating income decreased $72.0 million and operating margin decreased 11.7% due to higher amortization expense related to acquired Worldpay intangible assets.

Other Income and Expense, Net

Interest and other income for the three months ended June 30, 2026 increased $9.2 million to $44.7 million, compared to $35.5 million for the prior year, and increased $4.6 million for the six months ended June 30, 2026 to $78.2 million, compared to $73.6 million for the prior year, primarily due to the acquisition of the Worldpay business.

Interest and other expense for the three months ended June 30, 2026 increased $125.0 million to $277.5 million, compared to $152.5 million for the prior year, and increased $218.8 million for the six months ended June 30, 2026 to $519.9 million, compared to $301.1 million for the prior year, primarily due to an increase in our average outstanding borrowings associated with the Worldpay acquisition and higher average interest rates from recent debt refinancing in the first half of 2026.

Income Tax Expense

Our effective income tax rates for the three months ended June 30, 2026 and 2025 were (4.7)% and 14.8%, respectively. Our effective income tax rates for the six months ended June 30, 2026 and 2025 were 13.9% and 15.7%, respectively. The decrease in the effective income tax rate was primarily due to the jurisdictional mixture of income (loss) from continuing operations before income taxes and related tax effects of tax credits, foreign branch operations and other earnings outside the U.S. These permanent differences, applied against lower income before income taxes, resulted in a decrease to the effective income tax rate.

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

The OBBBA and Pillar Two directive did not have a material effect on our financial statements for the three and six months ended June 30, 2026, and we are continuing to evaluate the potential effect on future periods.

Income (Loss) from Continuing Operations

Income (loss) from continuing operations was $130.9 million and $(61.9) million for the three and six months ended June 30, 2026, respectively, compared to income of $255.4 million and $491.3 million for the prior year, respectively, reflecting the changes noted above.

Diluted Earnings (Loss) per Share - Continuing Operations

Diluted earnings (loss) per share was $0.43 and $(0.36) for the three and six months ended June 30, 2026, respectively, compared to diluted earnings per share of $1.03 and $1.96 for the prior year, respectively. Diluted earnings (loss) per share reflects the net income (loss) discussion noted above as well as an increase in the diluted weighted-average number of shares outstanding to 270.1 million and 271.6 million shares for the three and six months ended June 30, 2026, respectively, compared to 243.6 million and 245.4 million shares for the prior year, respectively.

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

We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future through the issuance of debt or equity or by other means. Accumulated cash balances are invested in high-quality, marketable short-term instruments. We believe that our current and projected sources of liquidity will be sufficient to meet our projected liquidity requirements associated with our operations for the near term and long term.

Our consolidated statements of cash flows include cash flows from discontinued operations for all periods presented, and therefore the following liquidity discussion includes both continuing and discontinued operations.

At June 30, 2026, we had cash and cash equivalents totaling $5,409.0 million. Of this amount, we considered $1,697.9 million to be available for general purposes, of which $253.8 million is undistributed foreign earnings considered to be indefinitely reinvested outside the U.S. The available cash of $1,697.9 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) certain funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations within three business days. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to our customers or at their direction.

We also had restricted cash of $283.9 million as of June 30, 2026, representing amounts subject to regulatory or legal restriction in their use, including amounts deposited by customers for prepaid card transactions, funds held as a liquidity reserve, and cash deposits held in escrow on our behalf by third parties.

Operating activities provided net cash of $373.8 million and $1,372.6 million for the six months ended June 30, 2026 and 2025, respectively. Operating cash flows for the six months ended June 30, 2026 reflect the payment of costs associated with the acquisition of Worldpay and divestiture of our Issuer Solutions business, along with certain liabilities assumed in the acquisition of Worldpay.

Investing activities provided net cash of $5,452.6 million for the six months ended June 30, 2026 and used net cash of $476.8 million for the six months ended June 30, 2025. The primary source of cash during the six months ended June 30, 2026 was the net proceeds from the sale of our Issuer Solutions business of $7,362.3 million. During the six months ended June 30, 2026 and 2025, we used cash of $1,421.5 million and $205.8 million, respectively, for acquisitions. We made capital expenditures of $497.0 million and $279.7 million during the six months ended June 30, 2026 and 2025, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make capital investments in the business, and we anticipate capital expenditures to be approximately $1.0 billion during the year ending December 31, 2026.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 6—Long-term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with changes in funds held from customers, changes in settlement processing assets and liabilities, common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. Net cash used in financing activities was $9,244.4 million and $522.3 million for the six months ended June 30, 2026 and 2025, respectively.

Repayments of long-term debt were $18,055.4 million and $3,769.6 million for the six months ended June 30, 2026 and 2025, respectively. Proceeds from long-term debt were $9,331.1 million and $2,755.1 million for the six months ended June 30, 2026 and 2025, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time to time, under our revolving credit facility, as well as scheduled principal repayments we make on our senior notes, finance leases and other vendor financing arrangements. Changes in settlement processing assets and obligations, net were a use of cash of $694.2 million and a source of cash of $630.2 million for the six months ended June 30, 2026 and 2025, respectively. The change in cash from settlement processing assets and liabilities was due primarily to transaction volume and the timing of month-end. During the six months ended June 30, 2026 and 2025, we had borrowings under our commercial paper program of $674.4 million and $797.7 million, respectively. See section "Long-Term Debt and Lines of Credit" below for further discussion of our recent debt transactions.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the six months ended June 30, 2026 and 2025, we had net borrowings under our settlement lines of credit of $827.5 million and $87.6 million, respectively.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the six months ended June 30, 2026 and 2025, we used $1,099.9 million and $691.1 million, respectively, to repurchase and retire 15,220,854 and 7,261,834 shares of our common stock, respectively. The share repurchase activity for the six months ended June 30, 2026 included the repurchase of 7,215,492 shares at an average price of $69.30 per share under an ASR agreement we entered into on May 6, 2026 with a financial institution to repurchase an aggregate of $500.0 million of our common stock during the ASR program purchase period. This ASR program was completed on June 8, 2026. The share repurchase activity for the six months ended June 30, 2026 also included the repurchase of 7,262,557 shares at an average price of $75.73 per share under an ASR agreement we entered into on February 18, 2026 with a financial institution to repurchase an aggregate of $550.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 17, 2026. The share repurchase activity for the six months ended June 30, 2025 included the repurchase of 2,449,366 shares at an average price of $102.07 per share under an ASR agreement we entered into on February 13, 2025 with a financial institution to repurchase an aggregate of $250.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 11, 2025. As of June 30, 2026, the remaining amount available under our share repurchase program was $1,400.0 million.

We paid dividends to our common shareholders of $134.7 million and $121.5 million during the six months ended June 30, 2026 and 2025, respectively. We also made distributions to noncontrolling interests of $37.8 million and $30.1 million during the six months ended June 30, 2026 and 2025, respectively. On July 28, 2026, our board of directors declared a dividend of $0.25 per share payable on September 25, 2026 to common shareholders of record as of September 11, 2026.

Long-Term Debt and Lines of Credit

Senior Notes

We have $15.6 billion in aggregate principal amount of senior unsecured notes outstanding as of June 30, 2026, which mature at various dates ranging from January 2027 to August 2052. Interest on the senior notes is payable annually or semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time to time at the redemption prices set forth in the related indenture.

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

On November 14, 2025, we issued $6.2 billion aggregate principal amount of senior unsecured notes consisting of the following: (i) $1.75 billion aggregate principal amount of 4.500% senior notes due November 2028; (ii) $1.7 billion aggregate principal amount of 4.875% senior notes due November 2030; (iii) $1.0 billion aggregate principal amount of 5.200% senior notes due November 2032; and (iv) $1.75 billion aggregate principal amount of 5.550% senior notes due November 2035. Interest on the senior unsecured notes is payable semi-annually on May 15 and November 15 of each year, and commenced on May 15, 2026. The debt issuance was completed in connection with the acquisition of Worldpay.

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

Term Loan Facility

On April 21, 2026, we entered into a term loan agreement with a syndicate of financial institutions as lenders and agents. The term loan agreement provides for a senior unsecured $1.0 billion term loan facility due April 21, 2028 bearing interest at a one-month Secured Overnight Financing Rate plus 1.05%. Borrowings under the term loan facility may be repaid prior to maturity without premium or penalty, subject to payment of certain customary expenses of lenders and customary notice provisions.

As of June 30, 2026, there were borrowings of $1.0 billion outstanding under the term loan facility with an interest rate of 4.7%, and no available commitments under the term loan facility.

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

We may issue standby letters of credit of up to $500 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. The amounts available to borrow under the Revolving Credit Facility are also determined by a financial leverage covenant. As of June 30, 2026, there were borrowings of $1.6 billion outstanding under the Revolving Credit Facility with an interest rate of 5.0%, and the total available commitments under the Revolving Credit Facility were $5.0 billion.

Committed Bridge Financing

On April 17, 2025, in connection with our entry into the definitive agreement to acquire Worldpay, we obtained $7.7 billion in committed bridge financing, which was subsequently reduced to $6.2 billion on May 15, 2025 in connection with the entry into the Revolving Credit Facility. We terminated our bridge facility on November 14, 2025.

Commercial Paper

We have a $2.0 billion commercial paper program under which we may issue senior unsecured commercial paper notes with maturities of up to 397 days from the date of issue. The commercial paper program is backstopped by the Revolving Credit Facility, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of the Revolving Credit Facility. As such, we could draw on the Revolving Credit Facility to repay commercial paper notes that cannot be rolled over or refinanced with similar debt.

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

As of June 30, 2026, we had borrowings under our commercial paper program of $674.8 million outstanding, presented within long-term debt in our consolidated balance sheet based on our intent and ability to continually refinance on a long-term basis, with a weighted average annual interest rate of 4.3%.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of June 30, 2026, the required leverage ratio was 4.50 to 1.00. We were in compliance with all applicable covenants as of June 30, 2026.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of June 30, 2026, a total of $29.6 million of cash on deposit was used to determine the available credit.

As of June 30, 2026, we had $1,136.8 million outstanding under these lines of credit with additional capacity to fund settlement of $2,707.7 million. During the three months ended June 30, 2026, the maximum and average outstanding balances under these lines of credit were $1,208.0 million and $451.1 million, respectively. The weighted-average interest rate on these borrowings was 4.79% at June 30, 2026.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We completed our acquisition of Worldpay on January 9, 2026. In accordance with our integration efforts, we plan to incorporate Worldpay's operations into our internal control over financial reporting program within the time provided by the applicable rules and regulations of the U.S. Securities and Exchange Commission.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than described above.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended June 30, 2026, is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share, Excluding Commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
April 1-30, 2026	7,365	$67.31	—
May 1-31, 2026	5,755,439	69.30	5,744,650
June 1-30, 2026	2,225,137	68.66	2,213,647
Total	7,987,941	$69.80	7,958,297	$1,400.0

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended June 30, 2026, pursuant to our employee incentive plans, we withheld 29,644 shares at an average price per share of $70.91 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of June 30, 2026, the remaining amount available under our share repurchase program was $1,400.0 million. The authorization by our board of directors does not expire but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

a. None

b. None

c. Insider Trading Plans and Arrangements

During the quarter ended June 30, 2026, none of our directors or officers notified us that they adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

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
101*
The following information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; (vi) the Notes to Unaudited Consolidated Financial Statements; and (vii) the information included in Part II, Item 5(c). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

Global Payments Inc.
(Registrant)

Date: August 5, 2026	/s/ Joshua J. Whipple
Joshua J. Whipple
Chief Financial Officer
(Principal Financial Officer)