Form 10-Q
period 2026-09-30
GLOBAL PAYMENTS INC
filed 2026-11-05
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
The number of shares of the issuer’s common stock, no par value, outstanding as of October 30, 2026, was 264,635,810.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended September 30, 2026

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	September 30, 2026	September 30, 2025

Revenues	$3,306,284	$2,019,509
Operating expenses:
Cost of service	1,296,701	559,090
Selling, general and administrative	1,763,352	1,030,282
Gain on business disposition	—	(343,891)
	3,060,053	1,245,481
Operating income	246,231	774,028

Interest and other income	34,061	21,469
Interest and other expense	(276,229)	(144,062)
	(242,168)	(122,593)
Income from continuing operations before income taxes and equity in income of equity method investments	4,063	651,435
Income tax expense (benefit)	(66,749)	199,535
Income from continuing operations before equity in income of equity method investments	70,812	451,900
Equity in income of equity method investments, net of tax	17,580	16,874
Income from continuing operations	88,392	468,774
Income from discontinued operations, net of tax	201,804	191,821
Net income	290,196	660,595
Net income attributable to noncontrolling interests	(9,308)	(25,386)
Net income attributable to Global Payments	$280,888	$635,209

Basic earnings per share attributable to Global Payments:
Continuing operations	$0.30	$1.85
Discontinued operations	0.76	0.80
Total basic earnings per share attributable to Global Payments	$1.06	$2.65

Diluted earnings per share attributable to Global Payments:
Continuing operations	$0.30	$1.85
Discontinued operations	0.76	0.79
Total diluted earnings per share attributable to Global Payments	$1.06	$2.64

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Nine Months Ended
	September 30, 2026	September 30, 2025

Revenues	$9,596,757	$5,809,114
Operating expenses:
Cost of service	3,864,194	1,556,037
Selling, general and administrative	5,164,857	3,028,715
Impairment of goodwill	—	33,218
Gain on business dispositions	—	(348,151)
	9,029,051	4,269,819
Operating income	567,706	1,539,295

Interest and other income	112,281	95,042
Interest and other expense	(796,136)	(445,140)
	(683,855)	(350,098)
Income (loss) from continuing operations before income taxes and equity in income of equity method investments	(116,149)	1,189,197
Income tax expense (benefit)	(83,515)	288,696
Income (loss) from continuing operations before equity in income of equity method investments	(32,634)	900,501
Equity in income of equity method investments, net of tax	59,088	55,084
Income from continuing operations	26,454	955,585
Income (loss) from discontinued operations, net of tax	(1,486,386)	263,880
Net income (loss)	(1,459,932)	1,219,465
Net income attributable to noncontrolling interests	(46,087)	(36,882)
Net income (loss) attributable to Global Payments	$(1,506,019)	$1,182,583

Basic earnings (loss) per share attributable to Global Payments:
Continuing operations	$(0.07)	$3.78
Discontinued operations	(5.52)	1.08
Total basic earnings (loss) per share attributable to Global Payments	$(5.59)	$4.86

Diluted earnings (loss) per share attributable to Global Payments:
Continuing operations	$(0.07)	$3.77
Discontinued operations	(5.52)	1.08
Total diluted earnings (loss) per share attributable to Global Payments	$(5.59)	$4.85

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	September 30, 2026	September 30, 2025

Net income	$290,196	$660,595
Other comprehensive loss:
Foreign currency translation adjustments	(112,159)	(42,845)
Income tax (expense) benefit related to foreign currency translation adjustments	(479)	1,184
Net unrealized gains (losses) on hedging activities	1,614	(5,220)
Reclassification of net unrealized losses on hedging activities to interest expense	4,505	880
Income tax (expense) benefit related to hedging activities	(1,504)	1,048
Other, net of tax	62	—
Other comprehensive loss	(107,961)	(44,953)

Comprehensive income	182,235	615,642
Comprehensive (income) loss attributable to noncontrolling interests	10,889	(19,174)
Comprehensive income attributable to Global Payments	$193,124	$596,468

	Nine Months Ended
	September 30, 2026	September 30, 2025

Net income (loss)	$(1,459,932)	$1,219,465
Other comprehensive income (loss):
Foreign currency translation adjustments	(340,770)	617,625
Income tax expense related to foreign currency translation adjustments	(1,222)	(4,682)
Net unrealized gains (losses) on hedging activities	9,679	(52,139)
Reclassification of net unrealized losses on hedging activities to interest expense	14,265	2,573
Income tax (expense) benefit related to hedging activities	(5,822)	12,009
Other, net of tax	2,190	(87)
Other comprehensive income (loss)	(321,680)	575,299

Comprehensive income (loss)	(1,781,612)	1,794,764
Comprehensive (income) loss attributable to noncontrolling interests	4,879	(141,902)
Comprehensive income (loss) attributable to Global Payments	$(1,776,733)	$1,652,862

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,570,261	$8,336,402
Accounts receivable, net	1,614,201	784,174
Settlement processing assets	2,809,192	1,476,543
Prepaid expenses and other current assets	1,033,447	802,018
Current assets of discontinued operations	—	1,203,534
Total current assets	11,027,101	12,602,671
Goodwill	26,991,930	17,076,624
Other intangible assets, net	18,577,954	4,231,227
Property and equipment, net	2,342,776	1,501,763
Deferred income taxes	349,343	171,430
Notes receivable	856,841	816,810
Other noncurrent assets	2,276,411	1,868,788
Noncurrent assets of discontinued operations	—	15,069,171
Total assets	$62,422,356	$53,338,484
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Settlement lines of credit	$1,167,929	$345,007
Current portion of long-term debt	1,455,324	1,920,792
Accounts payable and accrued liabilities	3,659,311	2,542,627
Settlement processing obligations	5,971,235	1,720,608
Income taxes payable	1,238,519	117,509
Current liabilities of discontinued operations	—	810,301
Total current liabilities	13,492,318	7,456,844
Long-term debt	21,080,837	19,541,512
Deferred income taxes	2,840,319	1,605,504
Other noncurrent liabilities	1,035,794	522,121
Noncurrent liabilities of discontinued operations	—	433,022
Total liabilities	38,449,268	29,559,003
Commitments and contingencies
Redeemable noncontrolling interests	202,181	201,003
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at September 30, 2026 and December 31, 2025; 264,555,011 shares issued and outstanding at September 30, 2026 and 236,692,592 shares issued and outstanding at December 31, 2025	—	—
Paid-in capital	19,307,175	17,078,652
Retained earnings	4,225,665	5,936,322
Accumulated other comprehensive loss	(396,921)	(126,207)
Total Global Payments shareholders’ equity	23,135,919	22,888,767
Nonredeemable noncontrolling interests	634,988	689,711
Total equity	23,770,907	23,578,478
Total liabilities, redeemable noncontrolling interests and equity	$62,422,356	$53,338,484

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income (loss)	$(1,459,932)	$1,219,465
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	373,725	319,726
Amortization of acquired intangibles	2,259,141	759,634
Amortization of capitalized contract costs	81,141	100,005
Share-based compensation expense	91,476	114,821
Provision for operating losses and credit losses	104,450	60,340
Noncash lease expense	48,037	35,575
Deferred income taxes	(945,497)	83,738
Paid-in-kind interest capitalized to principal of notes receivable	(51,207)	(43,192)
Equity in income of equity method investments, net of tax	(59,111)	(55,055)
Distributions received on investments	—	7,512
Impairment of goodwill	—	33,218
Gain on business dispositions	(22,174)	(348,151)
Other, net	79,228	25,364
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(182,419)	(125,307)
Prepaid expenses and other assets	(351,654)	(158,424)
Income taxes payable	1,123,713	94,797
Accounts payable and other liabilities	(876,008)	17,314
Net cash provided by operating activities	212,909	2,141,380
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash and restricted cash acquired	(740,516)	(201,853)
Capital expenditures	(728,937)	(449,556)
Principal payments received on notes receivable	13,125	13,125
Net cash from sales of businesses	7,362,347	709,653
Proceeds from sales of investments	—	8,258
Net cash provided by investing activities	5,906,019	79,627
Cash flows from financing activities:
Changes in funds held for customers	(73,441)	(156,589)
Changes in settlement processing assets and obligations, net	(573,242)	139,819
Net borrowings from settlement lines of credit	856,881	439,363
Net borrowings from commercial paper notes	699,401	—
Proceeds from long-term debt	11,642,241	4,899,113
Repayments of long-term debt	(20,411,254)	(5,972,773)
Payments of debt issuance costs	(9,798)	(41,414)
Repurchases of common stock	(1,239,988)	(1,191,089)
Proceeds from stock issued under share-based compensation plans	19,014	23,723
Common stock repurchased - share-based compensation plans	(35,070)	(38,663)
Distributions to noncontrolling interests	(48,666)	(49,179)
Contributions from noncontrolling interests	—	1,145
Dividends paid	(200,713)	(179,464)
Net cash used in financing activities	(9,374,635)	(2,126,008)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(43,572)	205,657
Increase (decrease) in cash, cash equivalents and restricted cash	(3,299,279)	300,656
Cash, cash equivalents and restricted cash, beginning of the period	9,116,414	2,735,975
Cash, cash equivalents and restricted cash, end of the period	$5,817,135	$3,036,631

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Three Months Ended September 30, 2026
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2026	265,812	$19,405,166	$4,014,698	$(309,157)	$23,110,707	$648,186	$23,758,893	$210,757
Net income (loss)			280,888		280,888	15,667	296,555	(6,359)
Other comprehensive loss				(87,764)	(87,764)	(17,980)	(105,744)	(2,217)
Stock issued under share-based compensation plans	491	6,683			6,683		6,683
Common stock repurchased - share-based compensation plans	(18)	(1,525)			(1,525)		(1,525)
Share-based compensation expense		34,283			34,283		34,283
Repurchases of common stock	(1,730)	(137,432)	(3,925)		(141,357)		(141,357)
Distributions to noncontrolling interests					—	(10,885)	(10,885)
Cash dividends declared ($0.25 per common share)			(65,996)		(65,996)		(65,996)
Balance at September 30, 2026	264,555	$19,307,175	$4,225,665	$(396,921)	$23,135,919	$634,988	$23,770,907	$202,181

	Three Months Ended September 30, 2025
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2025	242,476	$17,496,438	$5,200,609	$(103,972)	$22,593,075	$656,683	$23,249,758	$171,831
Net income			635,209		635,209	15,903	651,112	9,483
Other comprehensive loss				(38,741)	(38,741)	(4,993)	(43,734)	(1,219)
Stock issued under share-based compensation plans	64	7,478			7,478		7,478
Common stock repurchased - share-based compensation plans	(16)	(1,303)			(1,303)		(1,303)
Share-based compensation expense		35,271			35,271		35,271
Repurchases of common stock	(5,910)	(504,938)			(504,938)		(504,938)
Distributions to noncontrolling interests					—	(19,084)	(19,084)
Contributions from noncontrolling interests					—		—	1,145
Cash dividends declared ($0.25 per common share)			(57,963)		(57,963)		(57,963)
Balance at September 30, 2025	236,614	$17,032,946	$5,777,855	$(142,713)	$22,668,088	$648,509	$23,316,597	$181,240

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Nine Months Ended September 30, 2026
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2025	236,693	$17,078,652	$5,936,322	$(126,207)	$22,888,767	$689,711	$23,578,478	$201,003
Net income (loss)			(1,506,019)		(1,506,019)	36,958	(1,469,061)	9,129
Other comprehensive loss				(270,714)	(270,714)	(43,015)	(313,729)	(7,951)
Stock issued under share-based compensation plans	2,029	19,014			19,014		19,014
Common stock repurchased - share-based compensation plans	(484)	(38,045)			(38,045)		(38,045)
Share-based compensation expense		91,476			91,476		91,476
Issuance of common stock in connection with a business combination	43,268	3,404,762			3,404,762		3,404,762
Repurchases of common stock	(16,951)	(1,248,684)	(3,925)		(1,252,609)		(1,252,609)
Distributions to noncontrolling interests					—	(48,666)	(48,666)
Cash dividends declared ($0.75 per common share)			(200,713)		(200,713)		(200,713)
Balance at September 30, 2026	264,555	$19,307,175	$4,225,665	$(396,921)	$23,135,919	$634,988	$23,770,907	$202,181

	Nine Months Ended September 30, 2025
	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2024	248,709	$18,118,942	$4,774,736	$(612,992)	$22,280,686	$575,258	$22,855,944	$160,623
Net income (loss)			1,182,583		1,182,583	37,991	1,220,574	(1,109)
Other comprehensive income				470,279	470,279	84,439	554,718	20,581
Stock issued under share-based compensation plans	1,458	23,723			23,723		23,723
Common stock repurchased - share-based compensation plans	(382)	(39,205)			(39,205)		(39,205)
Share-based compensation expense		114,821			114,821		114,821
Repurchases of common stock	(13,171)	(1,185,335)			(1,185,335)		(1,185,335)
Distributions to noncontrolling interests					—	(49,179)	(49,179)
Contributions from noncontrolling interests					—	—	—	1,145
Cash dividends declared ($0.75 per common share)			(179,464)		(179,464)		(179,464)
Balance at September 30, 2025	236,614	$17,032,946	$5,777,855	$(142,713)	$22,668,088	$648,509	$23,316,597	$181,240

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

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ materially from those estimates. In particular, uncertainty resulting from global events and other macroeconomic conditions is difficult to predict, and the ultimate effect could result in additional charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses. These unaudited consolidated financial statements reflect the financial statement effects based upon management’s estimates and assumptions utilizing the most currently available information.

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

We funded portions of the Worldpay Acquisition with indebtedness which is further described in “Note 6—Long-term Debt and Lines of Credit.”

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

(1) Number of shares issued is net of 488,253 shares with post-combination employee service requirements and includes 729,600 shares related to Worldpay equity awards that vested automatically at closing and were converted into Global Payments common stock.

(2) Represents the closing share price of Global Payments common stock as of January 8, 2026, the last trading day prior to the Transaction closing.

(3) Amount includes $153.6 million for Worldpay equity awards held by employees that vested automatically at the acquisition date and settled in cash.

(4) The fair value of our Issuer Solutions business transferred to FIS was based on a third-party valuation using the average of the income and market approaches.

(5) Final closing cash amounts are preliminary and subject to working capital and other adjustments.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of September 30, 2026, including a reconciliation to the total purchase consideration, were as follows:

	Provisional Amounts at Acquisition Date	Measurement-Period Adjustments	Provisional Amounts at September 30, 2026
	(in thousands)
Cash and cash equivalents	$4,136,237	$703,723	$4,839,960
Accounts receivable	657,835	(721)	657,114
Settlement processing assets	2,113,017	(704,276)	1,408,741
Prepaid expenses and other current assets (1)	1,064,511	715	1,065,226
Other intangible assets	16,403,552	—	16,403,552
Property and equipment	374,598	(18,488)	356,110
Deferred tax asset	30,805	—	30,805
Other noncurrent assets	243,118	(58,268)	184,850
Accounts payable and accrued liabilities	(1,894,231)	(4,942)	(1,899,173)
Settlement processing obligations	(4,548,560)	(1,282)	(4,549,842)
Debt (2)	(8,908,559)	4,178	(8,904,381)
Deferred tax liability	(2,022,745)	(21,569)	(2,044,314)
Other noncurrent liabilities	(598,988)	12,869	(586,119)
Total identifiable net assets	7,050,590	(88,061)	6,962,529
Goodwill	9,927,207	93,561	10,020,768
Preliminary total purchase consideration	$16,977,797	$5,500	$16,983,297

(1) Includes $860.4 million of restricted cash held in escrow by a third party used to fund a portion of the assumed debt extinguished at the acquisition date.

(2) Assumed debt was paid off at the acquisition date.

As of September 30, 2026, we considered these amounts to be provisional because we were still in the process of reviewing information to support the valuations of the assets acquired, liabilities assumed and related tax positions. During the nine months ended September 30, 2026, we made measurement-period adjustments, as shown in the table above, that increased the amount of provisional goodwill by $93.6 million, as well as reclassifications of certain balances of assets acquired and liabilities assumed to conform to the Company's balance sheet presentation. The effects of the measurement-period adjustments on our consolidated statements of income for the nine months ended September 30, 2026 were not material.

As of September 30, 2026, provisional goodwill arising from the Worldpay Acquisition of $10.0 billion was included in our reportable segments as follows: $8.8 billion in the Enterprise segment, $0.6 billion in the Platforms segment and $0.6 billion in the SMB segment. Goodwill was attributable to expected growth opportunities, an assembled workforce and potential synergies from combining the acquired business into our existing business. We expect that approximately $4.1 billion of the goodwill from the Worldpay Acquisition will be deductible for income tax purposes.

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

For the three and nine months ended September 30, 2026, the acquired operations of Worldpay contributed $1.4 billion and $4.0 billion, respectively, to our consolidated revenues and had an operating loss of approximately $58.4 million and $225.3 million, respectively. Acquisition-related costs directly related to the Worldpay acquisition were $77.5 million for the nine months ended September 30, 2026 and were included within selling, general and administrative expenses.

Pro Forma Financial Information

The following pro forma information shows the results of our operations for the three and nine months ended September 30, 2026 and 2025 as if the Transaction had occurred on January 1, 2025. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the Transaction had occurred as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of Worldpay. The pro forma information reflects the effects of applying our accounting policies and certain pro forma adjustments to the combined historical financial information of Global Payments and Worldpay. The pro forma adjustments include:

•incremental amortization expense associated with identified intangible assets;

•adjustment to interest expense to reflect the removal of Worldpay debt and the additional borrowings of Global Payments in conjunction with the Transaction; and

•the income tax effects of the pro forma adjustments.

In addition, the pro forma net income attributable to continuing operations of Global Payments includes recognition of transaction costs related to the Transaction as of the beginning of the earliest period presented. Accordingly, pro forma net income attributable to Global Payments for the nine months ended September 30, 2025 includes approximately $77.5 million of transaction costs related to the Worldpay Acquisition.

	Three Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)

Total revenues	$3,306,284	$3,324,806
Net income attributable to continuing operations of Global Payments	108,178	331,521

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)

Total revenues	$9,703,927	$9,652,764
Net income attributable to continuing operations of Global Payments	173,189	366,140

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

The following table presents the major classes of line items constituting income from discontinued operations, net of tax, in our consolidated statements of income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Revenues	$—	$638,285	$54,259	$1,851,931
Operating expenses:
Cost of service	—	284,189	28,980	1,010,205
Selling, general and administrative	—	99,118	33,372	234,012
Gain on business disposition	—	—	(22,174)	—
	—	383,307	40,178	1,244,217
Operating income	—	254,978	14,081	607,714
Interest and other income (expense), net	—	(4,560)	1,688	(16,895)
Income from discontinued operations before income taxes and equity in income of equity method investments	—	250,418	15,769	590,819
Income tax expense (benefit)	(201,804)	58,479	1,502,178	326,910
Income (loss) from discontinued operations before equity in income of equity method investments	201,804	191,939	(1,486,409)	263,909
Equity in income (loss) of equity method investments	—	(118)	23	(29)
Income (loss) from discontinued operations, net of tax	$201,804	$191,821	$(1,486,386)	$263,880

During the nine months ended September 30, 2026, we recognized tax expense in discontinued operations of $1.5 billion, primarily related to the derecognition of goodwill in the sale of our Issuer Solutions business that was not deductible for U.S. federal income tax purposes and other taxable differences recognized upon sale.

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

Cash flows related to discontinued operations are included in our consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025. The following table presents selected items affecting the statements of cash flows:

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
Depreciation and amortization of property and equipment	$—	$33,223
Amortization of acquired intangibles	—	153,211

During the nine months ended September 30, 2025, Issuer Solutions entered into agreements to acquire hardware, software and related services, of which $84.7 million was financed utilizing a two-year vendor financing arrangement.

Heartland Payroll Solutions, Inc.

In September 2025, we completed the sale of Heartland Payroll Solutions, Inc. ("Payroll Solutions"), our payroll business included in our former Merchant Solutions segment prior to disposition, to Acrisure, LLC ("Acrisure") for approximately $1.1 billion, subject to certain closing adjustments, including up to $75 million of contingent consideration upon the buyer's achieving a specified revenue target. In connection with the transaction, we entered into a mutual referral agreement and long-term commercial partnership with Acrisure. We recognized a gain on the sale of $343.9 million during the three and nine months ended September 30, 2025.

NOTE 4—REVENUES

We operate our business in three segments: Enterprise, Platforms and SMB. Through our Enterprise segment, we offer card-present and card-not-present solutions, including payment and related commerce solutions to large enterprises and multinational clients. Through our Platforms segment, we provide payment and commerce solutions across numerous vertical markets by partnering with integrated referral partners and by embedding our solutions into payment facilitators ("PayFacs"), marketplaces and other technology-enabled platforms. Through our SMB segment, we provide payment, software and related commerce solutions to small and medium-sized businesses. Other revenues primarily consist of revenues related to certain portfolios and relationships that are noncore and are not aligned with our go-forward strategy.

The following table presents a disaggregation of our revenues from contracts with customers within each of our reportable segments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(in thousands)

Card-present	$220,910	$79,602	$632,757	$231,817
Card-not-present	615,367	76,550	1,764,210	208,834
Enterprise segment revenues	836,277	156,152	2,396,967	440,651
Embedded payments	138,964	3,355	418,130	10,161
Integrated partners	494,602	281,344	1,436,290	836,444
Platforms segment revenues	633,566	284,699	1,854,420	846,605
Americas	1,181,257	1,000,178	3,436,078	2,922,261
Rest of world	482,667	370,752	1,380,139	995,650
SMB segment revenues	1,663,924	1,370,930	4,816,217	3,917,911
Other	172,517	207,728	529,153	603,947
Revenues	$3,306,284	$2,019,509	$9,596,757	$5,809,114

ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and nine months ended September 30, 2026 and 2025, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts with customers as of September 30, 2026 and December 31, 2025 was as follows:

	Balance Sheet Location	September 30, 2026	December 31, 2025

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$325,206	$270,773
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	37,445	21,259

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	202,961	177,452
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	21,705	19,625

Net contract assets were not material at September 30, 2026 or December 31, 2025. Revenue recognized for the three months ended September 30, 2026 and 2025 from contract liability balances at the beginning of each period was $72.0 million and $72.5 million, respectively. Revenue recognized for the nine months ended September 30, 2026 and 2025 from contract liability balances at the beginning of each period was $166.5 million and $179.3 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2026. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less, and any variable consideration that meets specified criteria. Accordingly, the total amount of unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year Ending December 31,

Remainder of 2026	$103,751
2027	300,221
2028	186,439
2029	129,372
2030	76,869
2031	30,077
2032 and thereafter	33,679
Total	$860,408

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2026 and December 31, 2025, goodwill and other intangible assets consisted of the following:

	September 30, 2026	December 31, 2025

	(in thousands)

Goodwill	$26,991,930	$17,076,624
Other intangible assets:
Customer-related intangible assets	$20,569,547	$5,536,591
Acquired technologies	3,254,445	1,918,713
Contract-based intangible assets	2,365,188	2,313,160
Trademarks and trade names	593,328	479,405
	26,782,508	10,247,869
Less accumulated amortization:
Customer-related intangible assets	5,100,575	3,361,512
Acquired technologies	1,893,809	1,630,830
Contract-based intangible assets	702,997	584,392
Trademarks and trade names	507,173	439,908
	8,204,554	6,016,642
	$18,577,954	$4,231,227

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the nine months ended September 30, 2026:

	Enterprise	Platforms	SMB	Total

	(in thousands)
Balance at December 31, 2025	$2,085,187	$3,656,662	$11,334,775	$17,076,624
Goodwill acquired	8,803,675	638,931	629,450	10,072,056
Effect of foreign currency translation	(57,555)	7,323	(108,125)	(158,357)
Measurement-period adjustments	—	—	1,607	1,607
Balance at September 30, 2026	$10,831,307	$4,302,916	$11,857,707	$26,991,930

After the realignment of our reporting units in the second quarter of 2026, we performed a quantitative assessment of impairment for each of our new reporting units, and determined on the basis of those assessments that the fair value of each reporting unit was equal to or greater than its respective carrying amount. At the time of the realignment, the fair values of our Platforms and SMB reporting units were substantially in excess of their respective carrying amounts. The carrying amount of our Enterprise reporting unit approximated fair value due to the recent acquisition of Worldpay, which comprises the majority of Enterprise.

Accumulated impairment losses for goodwill were $33.2 million as of September 30, 2026 and December 31, 2025, and were included in our Enterprise segment.

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of September 30, 2026 and December 31, 2025, long-term debt consisted of the following:

	September 30, 2026	December 31, 2025

	(in thousands)

1.200% senior notes due March 1, 2026	$—	$1,099,681
4.800% senior notes due April 1, 2026	—	752,825
2.150% senior notes due January 15, 2027	749,635	748,697
4.950% senior notes due August 15, 2027	499,142	498,406
4.550% senior notes due March 15, 2028	497,539	—
4.450% senior notes due June 1, 2028	457,323	460,619
4.500% senior notes due November 15, 2028	1,741,619	1,738,918
3.200% senior notes due August 15, 2029	1,245,472	1,244,291
5.300% senior notes due August 15, 2029	497,987	497,462
2.900% senior notes due May 15, 2030	995,756	994,879
4.875% senior notes due November 15, 2030	1,687,391	1,685,351
2.900% senior notes due November 15, 2031	745,701	745,072
5.400% senior notes due August 15, 2032	745,169	744,552
5.200% senior notes due November 15, 2032	991,028	990,181
5.400% senior notes due March 15, 2033	495,028	—
5.550% senior notes due November 15, 2035	1,731,344	1,730,061
4.150% senior notes due August 15, 2049	741,839	741,572
5.950% senior notes due August 15, 2052	739,673	739,374
4.875% senior notes due March 17, 2031	900,707	932,686
1.000% convertible notes due August 15, 2029	1,476,230	1,470,029
1.500% convertible notes due March 1, 2031	1,978,867	1,975,407
Revolving credit facility	1,539,000	1,515,000
Term loan facility	1,000,000	—
Commercial paper notes	699,786	—
Finance lease liabilities	50,193	21,267
Other borrowings	329,732	135,974
Total long-term debt	22,536,161	21,462,304
Less current portion	1,455,324	1,920,792
Long-term debt, excluding current portion	$21,080,837	$19,541,512

The carrying amounts of our senior notes and convertible notes in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At September 30, 2026, the unamortized discount on senior notes and convertible notes was $65.2 million, and unamortized debt issuance costs on senior notes and convertible notes were $81.0 million. At December 31, 2025, the unamortized discount on senior notes and convertible notes was $71.6 million, and unamortized debt issuance costs on senior notes and convertible notes were $91.5 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets in our consolidated balance sheets. At September 30, 2026 and December 31, 2025, unamortized debt issuance costs on the unsecured revolving credit facility were $17.1 million and $20.7 million, respectively.

At September 30, 2026, future maturities of long-term debt (excluding finance lease liabilities) were as follows by year (in thousands):

Year Ending December 31,

Remainder of 2026	$36,554
2027	1,411,725
2028	3,760,120
2029	3,273,460
2030	4,960,274
2031	3,673,047
2032 and thereafter	5,500,000
Total	$22,615,180

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

As of September 30, 2026, there were borrowings of $1.0 billion outstanding under the term loan facility with an interest rate of 4.9%, and no available commitments under the term loan facility.

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

We may issue standby letters of credit of up to $500 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. The amounts available to borrow under the Revolving Credit Facility are also determined by a financial leverage covenant. As of September 30, 2026, there were borrowings of $1.5 billion outstanding under the Revolving Credit Facility with an interest rate of 5.3%, and the total available commitments under the Revolving Credit Facility were $5.0 billion.

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

As of September 30, 2026, we had borrowings outstanding under our commercial paper program of $699.8 million presented within long-term debt in our consolidated balance sheet based on our intent and ability to continually refinance on a long-term basis and with a weighted average annual interest rate of 4.4%.

Fair Value of Long-Term Debt

As of September 30, 2026, our senior notes had a total carrying amount of $15.5 billion and an estimated fair value of $14.5 billion.

As of September 30, 2026, our 1.500% convertible notes due March 1, 2031 had a total carrying amount of $2.0 billion and an estimated fair value of $1.8 billion. The estimated fair values of our senior notes and 1.500% convertible senior notes were based on quoted market prices in active markets and are considered to be Level 1 measurements of the fair value hierarchy.

As of September 30, 2026, our 1.000% convertible notes due August 15, 2029 had a total carrying amount of $1.5 billion and an estimated fair value of $1.4 billion. The estimated fair value of our 1.000% convertible notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the fair value hierarchy.

The fair value of other long-term debt approximated its carrying amount at September 30, 2026.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of September 30, 2026, the required leverage ratio was 4.50 to 1.00. We were in compliance with all applicable covenants as of September 30, 2026.

Interest Expense

Interest expense was $266.3 million and $142.0 million for the three months ended September 30, 2026 and 2025, respectively. Interest expense was $766.6 million and $438.2 million for the nine months ended September 30, 2026 and 2025, respectively.

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

We recognized a gain (loss) on the net investment hedge of $7.6 million and $4.4 million within foreign currency translation adjustments in other comprehensive income (loss) in our consolidated statements of comprehensive income during the three months ended September 30, 2026 and 2025, respectively, and $(49.2) million and $(86.3) million during the nine months ended September 30, 2026 and 2025, respectively.

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

The table below presents information about our interest rate swaps, designated as cash flow hedges, included in our consolidated balance sheets:

				Fair Value
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at September 30, 2026	Range of Maturity Dates at September 30, 2026	September 30, 2026	December 31, 2025

				(in thousands)

Interest rate swaps (Notional of $250 million at September 30, 2026 and December 31, 2025)	Prepaid expenses and other current assets	4.20%	August 17, 2027	$406	$—
Interest rate swaps (Notional of $1.25 billion at September 30, 2026 and December 31, 2025)	Accounts payable and accrued liabilities	4.27%	April 17, 2027	554	—
Interest rate swaps (Notional of $1.5 billion at September 30, 2026 and December 31, 2025)	Other noncurrent liabilities	4.26%	April 17, 2027 - August 17, 2027	—	18,872

The table below presents the effects of our interest rate swaps in our consolidated statements of income and statements of comprehensive income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive income (loss)	$2,214	$1,221	$11,460	$(11,354)
Net unrealized losses reclassified out of other comprehensive income (loss) to interest expense	(3,269)	(880)	$(10,558)	$(2,573)

As of September 30, 2026, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps expected to be reclassified into interest expense during the next 12 months was $4.7 million.

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

Upon issuance of our senior unsecured notes in November 2025, we terminated the treasury locks and the related accumulated other comprehensive loss is being amortized to interest expense over future periods. We recognized a deferred settlement liability upon termination of the treasury locks, payable in three equal installments over a 3-year period ending September 2028. The settlement liability was $54.9 million and $53.1 million at September 30, 2026 and December 31, 2025, respectively.

The table below presents the effects of our treasury locks on our consolidated statements of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(in thousands)

Net unrealized losses recognized in other comprehensive income (loss)	$(600)	$(6,441)	$(1,781)	$(40,785)
Net unrealized losses reclassified out of other comprehensive income (loss) to interest expense	(1,236)	—	(3,707)	—

As of September 30, 2026, the amount of net unrealized losses in accumulated other comprehensive loss related to our treasury locks expected to be reclassified into interest expense during the next 12 months was $4.9 million.

NOTE 8—INCOME TAX

For the nine months ended September 30, 2026, we used the actual effective income tax rate for the year to date period as the best estimate of the annual effective income tax rate. We determined that using the estimated annual effective income tax rate would not provide a reasonable estimate for income taxes for the nine months ended September 30, 2026, as the estimated annual effective income tax rate is highly sensitive to minor changes in forecasted income from continuing operations before income taxes, and does not produce a reasonable estimate of income tax results for the period. For the comparative 2025 period, we used the estimated annual effective income tax rate method for interim financial statements.

For the three and nine months ended September 30, 2026, we reported an income tax benefit of $66.7 million and $83.5 million, respectively. The income tax benefit was primarily due to tax credits, foreign branch operations and taxes on foreign earnings, partially offset by the impact of Base Erosion Anti-Abuse Tax.

For the three and nine months ended September 30, 2025, our effective income tax rate of 30.6% and 24.3%, respectively, differed from the U.S. statutory rate due to the unfavorable tax effect of the gain on disposition of our Payroll Solutions business, partially offset by tax benefits from tax credits and foreign interest income not subject to tax.

NOTE 9—REDEEMABLE NONCONTROLLING INTERESTS

The portions of equity in certain of our consolidated subsidiaries that are not attributable, directly or indirectly, to us, are redeemable upon the occurrence of an event that is not solely within our control.

We hold a 51% controlling interest in our subsidiary in Germany. Under the shareholder agreement, the minority shareholder has the option to compel us to purchase its shares at fair market value upon the occurrence of a specific change in control event. As of September 30, 2026, the option is not considered probable of becoming redeemable. We also own 51% of our subsidiary in Greece and 50.1% of our subsidiary in Chile. Under the respective shareholder agreements, the minority shareholders have the option to compel us to purchase their shares at a price per share based on the fair value of the shares, or under certain circumstances for our subsidiary in Greece, at a price determined by calculations stipulated in the shareholder agreement. The options have no expiration date.

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

The option held by the minority shareholder of our subsidiary in Greece is redeemable at a price other than fair value and is considered probable of becoming redeemable. Beginning in the third quarter of 2026, we recognize changes in the redemption price immediately as they occur. Prior to the third quarter of 2026, we recognized changes in the redemption price over the period from the date of issuance to the earliest redemption date of the instrument using the effective interest method. Redemption price increases (decreases) recognized in net income attributable to noncontrolling interests in our consolidated statements of income were $(5.1) million and $9.0 million for the three months ended September 30, 2026 and 2025, respectively. Redemption price increases (decreases) recognized in net income attributable to noncontrolling interests in our consolidated statements of income were $10.6 million and $(2.3) million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 10—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended September 30, 2026 and 2025, we repurchased and retired 1,730,030 and 5,909,656 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $141.4 million and $504.9 million, or $81.72 and $85.44 per share, respectively. During the nine months ended September 30, 2026 and 2025, we repurchased and retired 16,950,884 and 13,171,490 shares of our common stock, respectively, at a cost, including commissions and applicable excise taxes, of $1,252.6 million and $1,185.3 million, or $73.90 and $89.99 per share, respectively. The share repurchase activity for the nine months ended September 30, 2026 included the repurchase of 7,215,492 shares at an average price of $69.30 per share under an ASR agreement we entered into on May 6, 2026 with a financial institution to repurchase an aggregate of $500.0 million of our common stock during the ASR program purchase period. This ASR program was completed on June 8, 2026. The share repurchase activity for the nine months ended September 30, 2026 also included the repurchase of 7,262,557 shares at an average price of $75.73 per share under an ASR agreement we entered into on February 18, 2026 with a financial institution to repurchase an aggregate of $550.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 17, 2026. The share repurchase activity for the three and nine months ended September 30, 2025 included the repurchase of 5,909,656 shares at an average price of $84.61 per share under an ASR agreement we entered into on August 6, 2025 with a financial institution to repurchase an aggregate of $500.0 million of our common stock during the ASR program purchase period. This ASR program was completed on September 26, 2025. The share repurchase activity for the nine months ended September 30, 2025 also included the repurchase of 2,449,366 shares at an average price of $102.07 per share under an ASR agreement we entered into on February 13, 2025 with a financial institution to repurchase an aggregate of $250.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 11, 2025. As of September 30, 2026, the remaining amount available under our share repurchase program was $1,260.0 million.

On October 28, 2026, our board of directors declared a dividend of $0.25 per share payable on December 24, 2026 to common shareholders of record as of December 10, 2026.

NOTE 11—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense (benefit) and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(in thousands)

Share-based compensation expense from continuing operations	$41,072	$28,958	$130,366	$92,558
Share-based compensation expense from discontinued operations	—	6,313	(7,145)	22,263
Total share-based compensation expense	$41,072	$35,271	$123,221	$114,821

Total income tax benefit	$4,344	$8,104	$12,924	$26,638

The following discussion of our share-based compensation awards includes awards related to continuing and discontinued operations.

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the nine months ended September 30, 2026:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2025	2,465	$110.54
Granted	2,212	79.55
Vested	(1,349)	106.48
Forfeited	(289)	103.84
Unvested at September 30, 2026	3,039	$89.43

The total fair value of restricted stock and performance awards vested during the nine months ended September 30, 2026 and 2025 was $143.7 million and $141.1 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $32.1 million and $32.4 million during the three months ended September 30, 2026 and 2025, respectively, and $84.2 million and $105.1 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $173.9 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.0 years.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2026:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2025	931	$113.43	5.8	$0.6
Granted	—	—
Forfeited	(139)	122.71
Exercised	(61)	69.69
Outstanding at September 30, 2026	731	$115.30	5.5	$0.2

Options vested and exercisable at September 30, 2026	559	$117.74	4.6	$0.2

We recognized compensation expense for stock options of $1.5 million and $2.0 million during the three months ended September 30, 2026 and 2025, respectively, and $5.0 million and $6.4 million during the nine months ended September 30, 2026 and 2025, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025 was $0.7 million and $1.3 million, respectively. As of September 30, 2026, we had $3.4 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.1 years.

There were no stock options granted during the nine months ended September 30, 2026. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2025 was $43.20. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Nine Months Ended
September 30, 2025

Risk-free interest rate	4.01%
Expected volatility	46%
Dividend yield	0.88%
Expected term in years	5

The risk-free interest rate was based on the yield of a zero-coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Our assumption on expected volatility was based on our historical volatility. The dividend yield assumption was determined using our average stock price over the preceding year and the annualized amount of our most current quarterly dividend per share. We based our assumptions regarding the expected term of the options on our analysis of the historical exercise patterns of the options and our assumption of the future exercise pattern of options.

NOTE 12—EARNINGS PER SHARE

Basic earnings (loss) per share ("EPS") was computed by dividing net income (loss) attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as reported net income (loss) attributable to Global Payments for all periods presented.

Diluted EPS is computed by dividing net income (loss) attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards, convertible notes or other potential securities that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the three months ended September 30, 2026 and for the three and nine months ended September 30, 2025 are assumed to have a dilutive effect on EPS. Due to a net loss for the nine months ended September 30, 2026, no incremental shares are included in the computation of diluted loss per share because the effect would be antidilutive. The dilutive share base for the three and nine months ended September 30, 2026 excluded approximately 0.7 million shares related to stock options that would have an antidilutive effect on the computation of diluted EPS. The dilutive share base for the three and nine months ended September 30, 2025 excluded approximately 0.8 million shares related to stock options that would have an antidilutive effect on the computation of diluted EPS.

The effect of the potential shares needed to settle the conversion spread on our convertible notes is included in diluted EPS if the effect is dilutive. The effect depends on the market share price of our common stock at the time of conversion and would be dilutive if the average market share price of our common stock for the period exceeds the conversion price. For the three and nine months ended September 30, 2026, the convertible notes were not included in the computation of diluted loss per share as the effect would have been anti-dilutive. Further, the effect of the related capped call transactions is not included in the computation of diluted EPS as it is always anti-dilutive.

The following table sets forth the computations of basic and diluted EPS for continuing and discontinued operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(in thousands, except per share data)

Income (loss) from continuing operations attributable to Global Payments	$79,084	$443,388	$(19,633)	$918,703
Income (loss) from discontinued operations attributable to Global Payments	201,804	191,821	(1,486,386)	263,880
Net income (loss) attributable to Global Payments	$280,888	$635,209	$(1,506,019)	$1,182,583

Basic weighted-average number of shares outstanding	264,643	239,789	269,232	243,302
Plus: Dilutive effect of stock options and other share-based awards	520	385	—	310
Diluted weighted-average number of shares outstanding	265,163	240,174	269,232	243,612

Basic earnings (loss) per share attributable to Global Payments:
Continuing operations	$0.30	$1.85	$(0.07)	$3.78
Discontinued operations	0.76	0.80	(5.52)	1.08
Total basic earnings (loss) per share attributable to Global Payments	$1.06	$2.65	$(5.59)	$4.86

Diluted earnings (loss) per share attributable to Global Payments:
Continuing operations	$0.30	$1.85	$(0.07)	$3.77
Discontinued operations	0.76	0.79	(5.52)	1.08
Total diluted earnings (loss) per share attributable to Global Payments	$1.06	$2.64	$(5.59)	$4.85

NOTE 13—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. As of September 30, 2026, approximately 75% of our cash and cash equivalents was held within a small group of financial institutions, primarily large money center banks. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any losses associated with our balances in such accounts for the three and nine months ended September 30, 2026 and 2025.

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

A reconciliation of the amounts of cash and cash equivalents and restricted cash in our consolidated balance sheets to the amount in our consolidated statements of cash flows is as follows:

	September 30, 2026	September 30, 2025

	(in thousands)
Cash and cash equivalents of continuing operations	$5,570,261	$2,603,047
Restricted cash of continuing operations	246,874	6,959
Cash, cash equivalents and restricted cash of discontinued operations	—	426,625
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$5,817,135	$3,036,631

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

We recognized interest income of $26.7 million and $24.7 million on the notes during the three months ended September 30, 2026 and 2025, respectively, and $77.9 million and $72.4 million during the nine months ended September 30, 2026 and 2025, respectively, as a component of interest and other income in our consolidated statements of income.

As of September 30, 2026 and December 31, 2025, there was an aggregate principal amount of $890.1 million and $852.0 million, respectively, outstanding on the notes, including PIK interest, and the notes are presented net of the allowance for credit losses of $15.2 million within notes receivable in our consolidated balance sheets. Principal payments due within 12 months are included in prepaid expenses and other current assets in our consolidated balance sheets. The estimated fair value of the notes receivable was $827.2 million and $849.8 million as of September 30, 2026 and December 31, 2025, respectively. The estimated fair value of notes receivable was based on a discounted cash flow approach and is considered to be a Level 3 measurement of the fair value hierarchy.

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

The Series B and C convertible preferred shares become convertible in stages based on developments in the litigation and become fully convertible no later than 2028 (subject to a holdback to cover any then-pending claims). In August 2025, in connection with the fourth mandatory release assessment, a portion of the Series B and C convertible preferred shares was converted by Visa. We recognized a gain of $8.9 million reported in interest and other income in our consolidated statement of income for the three and nine months ended September 30, 2025 based on the fair value of the shares received. The converted shares were subsequently sold. The remaining Series B and C convertible preferred shares continue to be carried at an assigned value of zero based on the aforementioned factors.

Through the Worldpay Acquisition, we obtained additional Series B convertible preferred shares of Visa related to the disposal of its ownership interest in Visa Europe to Visa in 2016 (the "Visa Disposal"). The preferred shares were recognized at the acquisition date of Worldpay at a fair value of zero based on transfer restrictions, Visa's ability to adjust the conversion rate and the estimation uncertainty associated with those factors. Also, in connection with the Visa Disposal, Worldpay agreed to pay former Worldpay owners in 2027 90% of the net-of-tax proceeds from the disposal. The obligation to pay the contingent value rights ("CVR") to the former Worldpay owners for shares previously sold is presented in other noncurrent liabilities in our consolidated balance sheet.

The carrying amount of the CVR liability was $362.3 million at September 30, 2026. We remeasure the carrying amount of the CVR liability each reporting period to accrete to the amount due in 2027. The net change in carrying amount was an increase of $3.8 million for the three months ended September 30, 2026 and an increase of $13.1 million from the acquisition date of Worldpay through September 30, 2026, and is included in interest and other expense in our consolidated statements of income. The carrying amount of the CVR liability is determined utilizing a discount rate based on the Company's borrowing rate.

Noncash Investing Activity

During the nine months ended September 30, 2026, we entered into agreements to acquire hardware and software, of which $77.2 million was financed utilizing two to four-year vendor financing arrangements. For certain business combinations and other acquisitions completed during the nine months ended September 30, 2026, consideration of $58.5 million is payable in 2027.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three and nine months ended September 30, 2026 and 2025:

	Foreign Currency Translation Losses	Net Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at June 30, 2026	$(256,434)	$(52,706)	$(17)	$(309,157)
Other comprehensive income (loss)	(92,441)	4,615	62	(87,764)
Balance at September 30, 2026	$(348,875)	$(48,091)	$45	$(396,921)

Balance at June 30, 2025	$(45,817)	$(55,683)	$(2,472)	$(103,972)
Other comprehensive loss	(35,449)	(3,292)	—	(38,741)
Balance at September 30, 2025	$(81,266)	$(58,975)	$(2,472)	$(142,713)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $(20..2) million and $(6.2) million for the three months ended September 30, 2026 and 2025, respectively.

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2025	$(57,849)	$(66,213)	$(2,145)	$(126,207)
Other comprehensive income (loss)	(291,026)	18,122	2,190	(270,714)
Balance at September 30, 2026	$(348,875)	$(48,091)	$45	$(396,921)

Balance at December 31, 2024	$(589,189)	$(21,418)	$(2,385)	$(612,992)
Other comprehensive income (loss)	507,923	(37,557)	(87)	470,279
Balance at September 30, 2025	$(81,266)	$(58,975)	$(2,472)	$(142,713)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $(51.0) million and $105.0 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Through our Enterprise segment, we provide payment and related commerce solutions to large enterprises and multinational clients. Our offerings include card-present and card-not-present payment acceptance solutions that help businesses accept payments across channels, emerging AI-driven commerce platforms and other value-added software and service offerings designed to support complex payment environments.

Through our Platforms segment, we provide payment and embedded commerce solutions through software partners, integrated software vendors, PayFacs, marketplaces and other technology-enabled platforms across numerous vertical markets. Our offerings include embedded payment acceptance, payment facilitation services, platform enablement technologies and other value-added commerce solutions.

Through our SMB segment, we provide payment, software and related commerce solutions to small and medium-sized businesses. Our offerings include point-of-sale technologies, business management software and other value-added commerce solutions designed to help our SMB clients operate and grow their businesses.

Our Chief Executive Officer is the CODM. We evaluate performance and allocate resources based on segment operating income. Segment operating income includes externally generated revenues attributable to the segment less expenses directly related to those revenues. The costs of centrally managed technology, operations, product development and support functions, share-based compensation expense, corporate bonus costs, impairment of goodwill, gains or losses on business dispositions and other reconciling items are not included in determining segment operating income. Interest and other income, interest and other expense, income tax expense and equity in income of equity method investments are not allocated to the reportable segments. The CODM uses segment operating income in the annual budget and forecasting process and considers budget-to-actual and forecast-to-actual variances on a monthly, quarterly and annual basis. The CODM does not evaluate the performance of or allocate resources to the reportable segments using asset data. The accounting policies of our reportable segments are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2025, and our summary of significant accounting policies in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies."

Operating results for each reportable segment for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026
(in thousands)	Enterprise	Platforms	SMB	Total

Segment revenues (1)	$836,277	$633,566	$1,663,924	$3,133,767

Less segment expenses:
Cost of service (2)	62,823	23,169	153,227	239,219
Selling, general and administrative (2)	109,852	324,093	516,345	950,290
Depreciation and amortization (3)	386,197	89,394	358,235	833,826
Segment operating income	$277,405	$196,910	$636,117	$1,110,432

Reconciliation of segment operating income
Other revenues (1)				172,517
Corporate and other expenses (4)				(603,569)
Technology, operations and product development expenses (5)				(433,149)
Operating income (6)				$246,231

	Three Months Ended September 30, 2025
(in thousands)	Enterprise	Platforms	SMB	Total

Segment revenues (1)	$156,152	$284,699	$1,370,930	$1,811,781

Less segment expenses:
Cost of service (2)	17,309	11,853	156,239	185,401
Selling, general and administrative (2)	20,737	146,133	343,579	510,449
Depreciation and amortization (3)	29,818	18,120	211,792	259,730
Segment operating income	$88,288	$108,593	$659,320	$856,201

Reconciliation of segment operating income
Other revenues (1)				207,728
Corporate and other expenses (4)				(372,723)
Technology, operations and product development expenses (5)				(261,069)
Gain on business disposition				343,891
Operating income (6)				$774,028

	Nine Months Ended September 30, 2026
(in thousands)	Enterprise	Platforms	SMB	Total

Segment revenues (1)	$2,396,967	$1,854,420	$4,816,217	$9,067,604

Less segment expenses:
Cost of service (2)	176,394	72,434	452,604	701,432
Selling, general and administrative (2)	333,361	940,344	1,535,972	2,809,677
Depreciation and amortization (3)	1,200,719	284,960	1,010,861	2,496,540
Segment operating income	$686,493	$556,682	$1,816,780	$3,059,955

Reconciliation of segment operating income
Other revenues (1)				529,153
Corporate and other expenses (4)				(1,697,119)
Technology, operations and product development expenses (5)				(1,324,283)
Operating income (6)				$567,706

	Nine Months Ended September 30, 2025
(in thousands)	Enterprise	Platforms	SMB	Total

Segment revenues (1)	$440,651	$846,605	$3,917,911	$5,205,167

Less segment expenses:
Cost of service (2)	44,635	21,464	386,231	452,330
Selling, general and administrative (2)	63,074	426,538	1,008,125	1,497,737
Depreciation and amortization (3)	89,819	54,559	611,599	755,977
Segment operating income	$243,123	$344,044	$1,911,956	$2,499,123

Reconciliation of segment operating income
Other revenues (1)				603,947
Corporate and other expenses (4)				(1,106,493)
Technology, operations and product development expenses (5)				(772,215)
Impairment of goodwill				(33,218)
Gain on business disposition				348,151
Operating income (6)				$1,539,295

(1) Consolidated revenues as reported in our consolidated statements of income for the three months ended September 30, 2026 and 2025 of $3,306.3 million and $2,019.5 million, respectively, is comprised of segment revenues of $3,133.8 million and $1,811.8 million, respectively, and other revenues of $172.5 million and $207.7 million, respectively. Consolidated revenues as reported in our consolidated statements of income for the nine months ended September 30, 2026 and 2025 of $9,596.8 million and $5,809.1 million, respectively, is comprised of segment revenues of $9,067.6 million and $5,205.2 million, respectively, and other revenues of $529.2 million and $603.9 million, respectively. Other revenues primarily consist of revenues related to certain portfolios and relationships that are noncore and are not aligned with our go-forward strategy.

(2) Excludes depreciation and amortization as they are presented separately.

(3) Consolidated depreciation and amortization for the three months ended September 30, 2026 and 2025 of $884.1 million and $303.2 million, respectively, is comprised of depreciation and amortization within the reportable segments of $833.8 million and $259.7 million, respectively, and depreciation and amortization not allocated to the segments of $50.2 million and $43.5 million, respectively. Consolidated depreciation and amortization for the nine months ended September 30, 2026 and 2025 of $2,632.9 million and $892.9 million, respectively, is comprised of depreciation and amortization within the reportable segments of $2,496.5 million and $756.0 million, respectively, and depreciation and amortization not allocated to the segments of $136.3 million and $136.9 million, respectively.

For the three months ended September 30, 2026, includes amortization of acquisition-related intangible assets within the reportable segments of $380.7 million, $81.8 million and $291.8 million for Enterprise, Platforms and SMB, respectively. For the three months ended September 30, 2025, includes amortization of acquisition-related intangible assets within the reportable segments of $29.0 million, $13.3 million and $166.3 million for Enterprise, Platforms and SMB, respectively. For the nine months ended September 30, 2026, includes amortization of acquisition-related intangible assets within the reportable segments of $1,186.9 million, $262.4 million and $809.8 million for Enterprise, Platforms and SMB, respectively. For the nine months ended September 30, 2025, includes amortization of acquisition-related intangible assets within the reportable segments of $87.3 million, $39.9 million and $479.2 million for Enterprise, Platforms and SMB, respectively.

(4) Comprised of centrally managed support functions, including human resources, finance, legal and compliance.

(5) Technology, operations and product development expenses relate to functions centrally managed, which support and benefit the overall business.

(6) Operating income includes acquisition, transformation and transaction expenses of $273.7 million and $205.1 million for the three months ended September 30, 2026 and 2025, respectively, which were primarily included within Corporate and other expenses. Operating income includes acquisition, transformation and transaction expenses of $858.8 million and $433.4 million for the nine months ended September 30, 2026 and 2025, respectively, which were primarily included within Corporate and other expenses.

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

Through our Enterprise segment, we provide payment and related commerce solutions to large enterprises and multinational clients. Our offerings include card-present and card-not-present payment acceptance solutions that help businesses accept payments across channels, emerging AI-driven commerce platforms and other value-added software and service offerings designed to support complex payment environments.

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

Through our SMB segment, we provide payment, software and related commerce solutions to small and medium-sized businesses. Our offerings include point-of-sale technologies, business management software and other value-added commerce solutions designed to help our SMB clients operate and grow their businesses.

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

Highlights related to our results of continuing operations for the three and nine months ended September 30, 2026 include the following:

•Consolidated revenues for the three months ended September 30, 2026 increased to $3,306.3 million compared to $2,019.5 million for the prior year, and for the nine months ended September 30, 2026 increased to $9,596.8 million compared to $5,809.1 million for the prior year, primarily due to additional revenues from the acquisition of the Worldpay business. The Worldpay acquisition contributed to revenue growth across all three reportable segments.

•Enterprise segment operating income increased for the three and nine months ended September 30, 2026 compared to the prior year primarily due to incremental operating income from the Worldpay acquisition.

•Platforms segment operating income for the three and nine months ended September 30, 2026 increased compared to the prior year primarily due to incremental operating income from the Worldpay acquisition.

•SMB segment operating income for the three and nine months ended September 30, 2026 decreased compared to the prior year primarily due to higher amortization expense related to acquired Worldpay intangible assets.

•Consolidated operating income and operating margin for the three and nine months ended September 30, 2026 decreased compared to the prior year primarily due to an increase in amortization expense related to acquired Worldpay intangible assets and higher acquisition and integration expenses. Consolidated operating income for the three and nine months ended September 30, 2025 also includes the gain recognized on the sale of Heartland Payroll Solutions, Inc ("Payroll Solutions"). The higher amortization expense resulted in lower operating margins across all three reportable segments.

Strategy and Business Transformation

In 2024, we launched a holistic review of our business to examine our strategy, operations and ability to deliver sustainable performance. We refreshed our strategy and focused our resources, efforts and investments on the areas of the business that will drive the best opportunities for growth.

The acquisition of Worldpay and sale of our Issuer Solutions business further catalyzed our transformation agenda. Accordingly, following the closing of those transactions, we have combined all transformation and integration activities into one program.

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

We currently expect our transformation initiatives to generate more than $650 million of annual run-rate operating income benefit by the first half of 2027 and for our Worldpay integration activities to generate $650 million of annual run-rate synergies by year-end 2028.

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

Results of Operations

We operate our business in three segments: Enterprise, Platforms and SMB. We evaluate performance and allocate resources based on segment operating income, which includes externally generated revenues attributable to the segment less expenses directly related to those revenues. The costs of centrally-managed technology, operations, product development and support functions, share-based compensation expense, corporate bonus costs, impairment of goodwill, gains or losses on business dispositions and other reconciling items are not included in determining segment operating income. For further information about our reportable segments, see “Note 15—Segment Information” in the notes to the accompanying unaudited consolidated financial statements.

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

Continuing Operations

The following table sets forth key selected financial data for the three months ended September 30, 2026 and 2025, certain data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior period amount. The income statement data for the three months ended September 30, 2026 and 2025 is derived from the accompanying unaudited consolidated financial statements.

	Three Months Ended September 30, 2026	% of Revenue (1)	Three Months Ended September 30, 2025	% of Revenue (1)	Change	% Change

	(dollar amounts in thousands)

Revenues (2):
Enterprise	$836,277	25.3%	$156,152	7.7%	$680,125	435.6%
Platforms	633,566	19.2%	284,699	14.1%	348,867	122.5%
SMB	1,663,924	50.3%	1,370,930	67.9%	292,994	21.4%
Other revenues (3)	172,517	5.2%	207,728	10.3%	(35,211)	(17.0)%
Consolidated revenues	$3,306,284		$2,019,509		$1,286,775	63.7%

Operating expenses (2):
Cost of service	1,296,701	39.2%	559,090	27.7%	737,611	131.9%
Selling, general and administrative	1,763,352	53.3%	1,030,282	51.0%	733,070	71.2%
Gain on business disposition	—	—%	(343,891)	(17.0)%	343,891	(100.0)%
Consolidated operating expenses	$3,060,053	92.6%	$1,245,481	61.7%	$1,814,572	145.7%

Operating income (2):
Enterprise	$277,405		$88,288		$189,117	214.2%
Platforms	196,910		108,593		88,317	81.3%
SMB	636,117		659,320		(23,203)	(3.5)%
Other revenues (3)	172,517		207,728		(35,211)	(17.0)%
Corporate and other expenses (4)	(603,569)		(372,723)		(230,846)	61.9%
Technology, operations and product development expenses (5)	(433,149)		(261,069)		(172,080)	65.9%
Gain on business disposition	—		343,891		(343,891)	(100.0)%
Consolidated operating income (6)	$246,231	7.4%	$774,028	38.3%	$(527,797)	(68.2)%

Operating margin (2):
Enterprise	33.2%		56.5%		(23.3)%
Platforms	31.1%		38.1%		(7.0)%
SMB	38.2%		48.1%		(9.9)%

(1) Percentage amounts may not sum to the total due to rounding.
(2) Revenues, operating expenses, operating income and operating margin reflect the effects of acquired businesses, including our completed Worldpay acquisition, from the acquisition dates. See “Note 2—Acquisition” for further discussion.
(3) Other revenues primarily consist of revenues related to certain portfolios and relationships that are noncore and are not aligned with our go-forward strategy.
(4) Comprised of centrally managed support functions, including human resources, finance, legal and compliance. These expenses are included within cost of service and selling, general and administrative expenses.
(5) Technology, operations and product development expenses relate to functions centrally managed, which support and benefit the overall business. These expenses are included within cost of service and selling, general and administrative expenses.
(6) Operating income included acquisition, transformation and transaction expenses of $273.7 million and $205.1 million for the three months ended September 30, 2026 and 2025, respectively, which were primarily included within Corporate and other expenses.

The following table sets forth key selected financial data for the nine months ended September 30, 2026 and 2025, certain data as a percentage of total revenues and the changes between periods in dollars and as a percentage of the prior period amount. The income statement data for the nine months ended September 30, 2026 and 2025 is derived from the accompanying unaudited consolidated financial statements.

	Nine Months Ended September 30, 2026	% of Revenue (1)	Nine Months Ended September 30, 2025	% of Revenue (1)	Change	% Change

	(dollar amounts in thousands)

Revenues (2):
Enterprise	$2,396,967	25.0%	$440,651	7.6%	$1,956,316	444.0%
Platforms	1,854,420	19.3%	846,605	14.6%	1,007,815	119.0%
SMB	4,816,217	50.2%	3,917,911	67.4%	898,306	22.9%
Other revenues (3)	529,153	5.5%	603,947	10.4%	(74,794)	(12.4)%
Consolidated revenues	$9,596,757		$5,809,114		$3,787,643	65.2%

Operating expenses (2):
Cost of service	3,864,194	40.3%	1,556,037	26.8%	2,308,157	148.3%
Selling, general and administrative	5,164,857	53.8%	3,028,715	52.1%	2,136,142	70.5%
Impairment of goodwill	—	—%	33,218	0.6%	(33,218)	(100.0)%
Gain on business dispositions	—	—%	(348,151)	(6.0)%	348,151	(100.0)%
Consolidated operating expenses	$9,029,051	94.1%	$4,269,819	73.5%	$4,759,232	111.5%

Operating income (2):
Enterprise	$686,493		$243,123		$443,370	182.4%
Platforms	556,682		344,044		212,638	61.8%
SMB	1,816,780		1,911,956		(95,176)	(5.0)%
Other revenues (3)	529,153		603,947		(74,794)	(12.4)%
Corporate and other expenses (4)	(1,697,119)		(1,106,493)		(590,626)	53.4%
Technology, operations and product development expenses (5)	(1,324,283)		(772,215)		(552,068)	71.5%
Impairment of goodwill	—		(33,218)		33,218	(100.0)%
Gain on business disposition	—		348,151		(348,151)	(100.0)%
Consolidated operating income (6)	$567,706	5.9%	$1,539,295	26.5%	$(971,589)	(63.1)%

Operating margin (2):
Enterprise	28.6%		55.2%		(26.6)%
Platforms	30.0%		40.6%		(10.6)%
SMB	37.7%		48.8%		(11.1)%
(1) Percentage amounts may not sum to the total due to rounding.
(2) Revenues, operating expenses, operating income and operating margin reflect the effects of acquired businesses, including our completed Worldpay acquisition, from the acquisition dates. See “Note 2—Acquisition” for further discussion.
(3) Other revenues primarily consist of revenues related to certain portfolios and relationships that are noncore and are not aligned with our go-forward strategy.
(4) Comprised of centrally managed support functions, including human resources, finance, legal and compliance. These expenses are included within cost of service and selling, general and administrative expenses.

(5) Technology, operations and product development expenses relate to functions centrally managed, which support and benefit the overall business. These expenses are included within cost of service and selling, general and administrative expenses.
(6) Operating income included acquisition, transformation and transaction expenses of $858.8 million and $433.4 million for the nine months ended September 30, 2026 and 2025, respectively, which were primarily included within Corporate and other expenses.

Revenues

Consolidated revenues for the three months ended September 30, 2026 increased by 63.7% from $2,019.5 million in the prior year to $3,306.3 million, and consolidated revenues for the nine months ended September 30, 2026 increased by 65.2% from $5,809.1 million in the prior year to $9,596.8 million. The increase in consolidated revenues was primarily driven by the acquisition of the Worldpay business, which contributed approximately $1.4 billion and $4.0 billion in revenue growth for the three and nine months ended September 30, 2026, respectively. The remaining change was attributable to the effects of business dispositions in 2025 that were not individually significant.

Enterprise Segment. Revenues from our Enterprise segment for the three months ended September 30, 2026 increased by $680.1 million to $836.3 million from $156.2 million in the prior year. Revenues from our Enterprise segment for the nine months ended September 30, 2026 increased by $1,956.3 million to $2,397.0 million from $440.7 million in the prior year.

The higher Enterprise segment revenues resulted from growth in card-not-present activity, which increased $538.8 million and $1,555.4 million for the three and nine months ended September 30, 2026, respectively, and growth in card-present activity, which increased $141.3 million and $400.9 million for the three and nine months ended September 30, 2026, respectively. The revenue increase in both areas was primarily driven by the inclusion of the acquired Worldpay operations.

Platforms Segment. Revenues from our Platforms segment for the three months ended September 30, 2026 increased by $348.9 million, or 122.5%, to $633.6 million from $284.7 million in the prior year. Revenues from our Platforms segment for the nine months ended September 30, 2026 increased by $1,007.8 million, or 119.0%, to $1,854.4 million from $846.6 million in the prior year.

The higher Platforms segment revenues resulted from growth in the embedded payments service line, which increased $135.6 million and $408.0 million for the three and nine months ended September 30, 2026, respectively, and growth in the integrated partners service line, which increased $213.3 million and $599.8 million for the three and nine months ended September 30, 2026, respectively. The revenue increase in both service lines was primarily driven by the inclusion of the acquired Worldpay operations.

SMB Segment. Revenues from our SMB segment for the three months ended September 30, 2026 increased by $293.0 million, or 21.4%, to $1,663.9 million from $1,370.9 million in the prior year. Revenues from our SMB segment for the nine months ended September 30, 2026 increased by $898.3 million, or 22.9%, to $4,816.2 million from $3,917.9 million in the prior year.

The higher SMB segment revenues resulted from growth in the Americas, which increased $181.1 million and $513.8 million for the three and nine months ended September 30, 2026, respectively, and growth in the rest of the world, which increased $111.9 million and $384.5 million for the three and nine months ended September 30, 2026, respectively. The revenue increase in both geographies was primarily driven by the inclusion of the acquired Worldpay operations.

Other Revenues. Other revenues for the three months ended September 30, 2026 decreased by $35.2 million, or 17.0%, to $172.5 million from $207.7 million in the prior year. Other revenues for the nine months ended September 30, 2026 decreased by $74.8 million, or 12.4%, to $529.2 million from $603.9 million in the prior year. The decrease in other revenues was primarily driven by attrition on noncore portfolios and the exit of certain nonstrategic relationships.

Operating Expenses

Cost of Service. Cost of service for the three months ended September 30, 2026 increased by $737.6 million, or 131.9%, to $1,296.7 million from $559.1 million in the prior year, and cost of service for the nine months ended September 30, 2026 increased by $2,308.2 million, or 148.3%, to $3,864.2 million from $1,556.0 million in the prior year, primarily due to additional costs from the acquisition of the Worldpay business. Cost of service as a percentage of revenues increased to 39.2% for the three months ended September 30, 2026 from 27.7% in the prior year, and increased to 40.3% for the nine months ended September 30, 2026 from 26.8% in the prior year. For the three months ended September 30, 2026, the Worldpay acquisition had the effect of increasing cost of service by approximately $759.3 million and cost of service as a percentage of revenue by 11.7%. For the nine months ended September 30, 2026, the Worldpay acquisition had the effect of increasing cost of service by approximately $2,265.3 million and cost of service as a percentage of revenue by 11.8%.

Amortization of Acquired Intangible Assets. The most significant component of our cost of service is amortization of acquired intangible assets, which was $754.4 million and $208.6 million, or approximately 58% and 37% of cost of service, for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, amortization of acquired intangible assets was $2,259.1 million and $606.4 million, or approximately 58% and 39% of cost of service, respectively. The increase in amortization of acquired intangible assets for the three and nine months ended September 30, 2026 compared to the prior year was due to a higher intangible asset base from intangible assets acquired with the Worldpay acquisition.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2026 increased by $733.1 million, or 71.2%, to $1,763.4 million from $1,030.3 million in the prior year, and selling, general and administrative expense for the nine months ended September 30, 2026 increased by $2,136.1 million, or 70.5%, to $5,164.9 million from $3,028.7 million in the prior year, primarily due to additional costs from the acquisition of the Worldpay business. Selling, general and administrative expense as a percentage of revenues was 53.3% and 51.0% for the three months ended September 30, 2026 and 2025, respectively, and 53.8% and 52.1% for the nine months ended September 30, 2026 and 2025, respectively. For the three and nine months ended September 30, 2026, the Worldpay acquisition had the effect of increasing selling, general and administrative expense by approximately $737.7 million and $2,238.6 million, respectively.

Corporate and Other Expenses. Corporate and other expenses for the three months ended September 30, 2026 increased by $230.8 million, or 61.9%, to $603.6 million from $372.7 million in the prior year, and corporate and other expenses for the nine months ended September 30, 2026 increased by $590.6 million, or 53.4%, to $1,697.1 million from $1,106.5 million in the prior year, primarily driven by the acquisition of the Worldpay business and higher acquisition and integration expenses.

Technology, Operations and Product Development Expenses. Technology, operations and product development expenses for the three months ended September 30, 2026 increased by $172.1 million, or 65.9%, to $433.1 million from $261.1 million in the prior year, and technology, operations and product development expenses for the nine months ended September 30, 2026 increased by $552.1 million, or 71.5%, to $1,324.3 million from $772.2 million in the prior year, primarily driven by the acquisition of the Worldpay business.

Operating Income and Operating Margin

Consolidated operating income for the three and nine months ended September 30, 2026 was $246.2 million and $567.7 million, respectively, compared to $774.0 million and $1,539.3 million, respectively, for the prior year. Operating margin for the three and nine months ended September 30, 2026 was 7.4% and 5.9%, respectively, compared to 38.3% and 26.5%, respectively, for the prior year.

For the three months ended September 30, 2026:

•Consolidated operating income decreased $527.8 million and operating margin decreased 30.9 percentage points primarily due to an increase in amortization expense related to acquired Worldpay intangible assets and higher acquisition and integration expenses;

•Consolidated operating income for the three months ended September 30, 2025 also included the effects of a $343.9 million gain on the sale of Payroll Solutions, which had a favorable effect on operating margin in the prior year period of approximately 17.0%;

•Enterprise segment operating income increased $189.1 million, reflecting incremental operating income from the Worldpay acquisition. Enterprise operating margin decreased 23.3 percentage points due to higher amortization expense related to acquired Worldpay intangible assets;

•Platforms segment operating income increased $88.3 million, reflecting incremental operating income from the Worldpay acquisition. Platforms operating margin decreased 7.0 percentage points due to higher amortization expense related to acquired Worldpay intangible assets; and

•SMB segment operating income decreased $23.2 million and operating margin decreased 9.9 percentage points due to higher amortization expense related to acquired Worldpay intangible assets.

For the nine months ended September 30, 2026:

•Consolidated operating income decreased $971.6 million and operating margin decreased 20.6 percentage points primarily due to an increase in amortization expense related to acquired Worldpay intangible assets and higher acquisition and integration expenses;

•Consolidated operating income for the nine months ended September 30, 2025 also included the effects of a $343.9 million gain on the sale of Payroll Solutions, which had a favorable effect on operating margin in the prior year period of approximately 6.0%;

•Enterprise segment operating income increased $443.4 million, reflecting incremental operating income from the Worldpay acquisition. Enterprise operating margin decreased 26.6 percentage points due to higher amortization expense related to acquired Worldpay intangible assets;

•Platforms segment operating income increased $212.6 million, reflecting incremental operating income from the Worldpay acquisition. Platforms operating margin decreased 10.6 percentage points due to higher amortization expense related to acquired Worldpay intangible assets; and

•SMB segment operating income decreased $95.2 million and operating margin decreased 11.1 percentage points due to higher amortization expense related to acquired Worldpay intangible assets.

Other Income and Expense, Net

Interest and other income for the three months ended September 30, 2026 increased $12.6 million to $34.1 million, compared to $21.5 million for the prior year, and increased $17.3 million for the nine months ended September 30, 2026 to $112.3 million, compared to $95.0 million for the prior year, primarily due to the acquisition of the Worldpay business.

Interest and other expense for the three months ended September 30, 2026 increased $132.1 million to $276.2 million, compared to $144.1 million for the prior year, and increased $351.0 million for the nine months ended September 30, 2026 to $796.1 million, compared to $445.1 million for the prior year, primarily due to an increase in our average outstanding borrowings associated with the Worldpay acquisition and higher average interest rates from recent debt refinancing in the first half of 2026.

Income Tax Expense (Benefit)

We recognized an income tax benefit for the three and nine months ended September 30, 2026 of $66.7 million and $83.5 million, respectively, compared to income tax expense for the three and nine months ended September 30, 2025 of $199.5 million and $288.7 million, respectively. The change in income tax expense (benefit) was primarily due to lower earnings from continuing operations before income taxes and related tax effects of tax credits, foreign branch operations and other earnings outside the U.S.

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

Various foreign taxing jurisdictions enacted local legislation formally adopting the Global Anti-Base Erosion Model Rules ("Pillar Two"), which generally provides for a minimum effective income tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework. The Group of Seven (G7) countries have agreed that U.S. Multi-National Entities (“MNEs”) should be excluded from certain aspects of the Pillar Two global minimum tax rules in exchange for the U.S. not imposing retaliatory taxes. On January 5, 2026, the OECD released additional guidance and announced the Side-by-Side package which introduces simplifications and new safe harbors for U.S. MNEs.

The OBBBA and Pillar Two directive did not have a material effect on our financial statements for the three and nine months ended September 30, 2026, and we are continuing to evaluate the potential effect on future periods.

Income from Continuing Operations

Income from continuing operations was $88.4 million and $26.5 million for the three and nine months ended September 30, 2026, respectively, compared to income of $468.8 million and $955.6 million for the prior year, respectively, reflecting the changes noted above.

Diluted Earnings (Loss) per Share - Continuing Operations

Diluted earnings (loss) per share from continuing operations was $0.30 and $(0.07) for the three and nine months ended September 30, 2026, respectively, compared to diluted earnings per share from continuing operations of $1.85 and $3.77 for the prior year, respectively. Diluted earnings (loss) per share from continuing operations reflects the net income discussion noted above as well as an increase in the diluted weighted-average number of shares outstanding to 265.2 million and 269.2 million shares for the three and nine months ended September 30, 2026, respectively, compared to 240.2 million and 243.6 million shares for the prior year, respectively.

Liquidity and Capital Resources

We have numerous sources of capital, including cash on hand and cash flows generated from operations, as well as various sources of financing. In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows and borrowings, including the capacity under our revolving credit facility.

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

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while optimizing our cost of capital and financial position. To supplement cash from operating activities, we use a combination of bank financing, such as borrowings under our credit facilities, commercial paper program and senior note issuances, for general corporate purposes and to fund acquisitions. Our commercial paper program provides a cost-effective means of addressing our short-term liquidity needs and is backstopped by our revolving credit facility, in that the amount of commercial paper notes outstanding cannot exceed the undrawn portion of our revolving credit facility. Finally, specialized lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card networks.

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

At September 30, 2026, we had cash and cash equivalents totaling $5,570.3 million. Of this amount, we considered $1,289.4 million to be available for general purposes, of which $118.0 million is undistributed foreign earnings considered to be indefinitely reinvested outside the U.S. The available cash of $1,289.4 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) certain funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted in their use; however, these funds are generally paid out in satisfaction of settlement processing obligations within three business days. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors. Funds held for customers, which are not restricted in their use, include amounts collected before the corresponding obligation is due to be settled to our customers or at their direction.

We also had restricted cash of $246.9 million as of September 30, 2026, representing amounts subject to regulatory or legal restriction in their use, including amounts deposited by customers for prepaid card transactions, funds held as a liquidity reserve, and cash deposits held in escrow on our behalf by third parties.

Operating activities provided net cash of $212.9 million and $2,141.4 million for the nine months ended September 30, 2026 and 2025, respectively. Operating cash flows for the nine months ended September 30, 2026 reflect the payment of costs associated with the acquisition of Worldpay and divestiture of our Issuer Solutions business, along with certain liabilities assumed in the acquisition of Worldpay.

Investing activities provided net cash of $5,906.0 million and $79.6 million for the nine months ended September 30, 2026 and 2025, respectively. The primary source of cash during the nine months ended September 30, 2026 was the net proceeds from the sale of our Issuer Solutions business of $7,362.3 million. During the nine months ended September 30, 2026 and 2025, we used cash of $740.5 million and $201.9 million, respectively, for acquisitions. Cash paid for acquisitions for the nine months ended September 30, 2026 reflects a measurement-period adjustment recognized in the third quarter of 2026 to conform acquired balances to the Company's balance sheet presentation, which increased net cash acquired in the Worldpay acquisition. We made capital expenditures of $728.9 million and $449.6 million during the nine months ended September 30, 2026 and 2025, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and the consolidation and enhancement of our operating platforms. These investments also include new product development and innovation to further enhance and differentiate our suite of technology and cloud-based solutions available to customers. We expect to continue to make capital investments in the business, and we anticipate capital expenditures to be approximately $1.0 billion during the year ending December 31, 2026.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 6—Long-term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with changes in funds held from customers, changes in settlement processing assets and liabilities, common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders and cash contributions from and distributions to noncontrolling interests. Net cash used in financing activities was $9,374.6 million and $2,126.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Repayments of long-term debt were $20,411.3 million and $5,972.8 million for the nine months ended September 30, 2026 and 2025, respectively. Proceeds from long-term debt were $11,642.2 million and $4,899.1 million for the nine months ended September 30, 2026 and 2025, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time to time, under our revolving credit facility, as well as scheduled principal repayments we make on our senior notes, finance leases and other vendor financing arrangements. Changes in settlement processing assets and obligations, net were a use of cash of $573.2 million and a source of cash of $139.8 million for the nine months ended September 30, 2026 and 2025, respectively. The change in cash from settlement processing assets and liabilities was due primarily to transaction volume and the timing of month-end. During the nine months ended September 30, 2026 and 2025, we had net borrowings under our commercial paper program of $699.4 million and zero, respectively. See section "Long-Term Debt and Lines of Credit" below for further discussion of our recent debt transactions.

Activity under our settlement lines of credit is affected primarily by the timing of month-end and transaction volume. During the nine months ended September 30, 2026 and 2025, we had net borrowings under our settlement lines of credit of $856.9 million and $439.4 million, respectively.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the nine months ended September 30, 2026 and 2025, we used $1,240.0 million and $1,191.1 million, respectively, to repurchase and retire 16,950,884 and 13,171,490 shares of our common stock, respectively. The share repurchase activity for the nine months ended September 30, 2026 included the repurchase of 7,215,492 shares at an average price of $69.30 per share under an ASR agreement we entered into on May 6, 2026 with a financial institution to repurchase an aggregate of $500.0 million of our common stock during the ASR program purchase period. This ASR program was completed on June 8, 2026. The share repurchase activity for the nine months ended September 30, 2026 also included the repurchase of 7,262,557 shares at an average price of $75.73 per share under an ASR agreement we entered into on February 18, 2026 with a financial institution to repurchase an aggregate of $550.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 17, 2026. The share repurchase activity for the three and nine months ended September 30, 2025 included the repurchase of 5,909,656 shares at an average price of $84.61 per share under an ASR agreement we entered into on August 6, 2025 with a financial institution to repurchase an aggregate of $500.0 million of our common stock during the ASR program purchase period. This ASR program was completed on September 26, 2025. The share repurchase activity for the nine months ended September 30, 2025 also included the repurchase of 2,449,366 shares at an average price of $102.07 per share under an ASR agreement we entered into on February 13, 2025 with a financial institution to repurchase an aggregate of $250.0 million of our common stock during the ASR program purchase period. This ASR program was completed on March 11, 2025. As of September 30, 2026, the remaining amount available under our share repurchase program was $1,260.0 million.

We paid dividends to our common shareholders of $200.7 million and $179.5 million during the nine months ended September 30, 2026 and 2025, respectively. We also made distributions to noncontrolling interests of $48.7 million and $49.2 million during the nine months ended September 30, 2026 and 2025, respectively. On October 28, 2026, our board of directors declared a dividend of $0.25 per share payable on December 24, 2026 to common shareholders of record as of December 10, 2026.

Long-Term Debt and Lines of Credit

Senior Notes

We have $15.6 billion in aggregate principal amount of senior unsecured notes outstanding as of September 30, 2026, which mature at various dates ranging from January 2027 to August 2052. Interest on the senior notes is payable annually or semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time to time at the redemption prices set forth in the related indenture.

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

As of September 30, 2026, there were borrowings of $1.0 billion outstanding under the term loan facility with an interest rate of 4.9%, and no available commitments under the term loan facility.

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

We may issue standby letters of credit of up to $500 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. The amounts available to borrow under the Revolving Credit Facility are also determined by a financial leverage covenant. As of September 30, 2026, there were borrowings of $1.5 billion outstanding under the Revolving Credit Facility with an interest rate of 5.3%, and the total available commitments under the Revolving Credit Facility were $5.0 billion.

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

As of September 30, 2026, we had borrowings under our commercial paper program of $699.8 million outstanding, presented within long-term debt in our consolidated balance sheet based on our intent and ability to continually refinance on a long-term basis, with a weighted average annual interest rate of 4.4%.

Compliance with Covenants

The convertible notes include customary covenants and events of default for convertible notes of this type. The revolving credit agreement contains customary affirmative covenants and restrictive covenants, including, among others, financial covenants based on net leverage and interest coverage ratios, and customary events of default. As of September 30, 2026, the required leverage ratio was 4.50 to 1.00. We were in compliance with all applicable covenants as of September 30, 2026.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of September 30, 2026, a total of $23.4 million of cash on deposit was used to determine the available credit.

As of September 30, 2026, we had $1,167.9 million outstanding under these lines of credit with additional capacity to fund settlement of $2,818.6 million. During the three months ended September 30, 2026, the maximum and average outstanding balances under these lines of credit were $1,167.9 million and $461.3 million, respectively. The weighted-average interest rate on these borrowings was 5.00% at September 30, 2026.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We completed our acquisition of Worldpay on January 9, 2026. In accordance with our integration efforts, we plan to incorporate Worldpay's operations into our internal control over financial reporting program within the time provided by the applicable rules and regulations of the U.S. Securities and Exchange Commission.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than described above.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended September 30, 2026, is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share, Excluding Commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
July 1-31, 2026	1,392,835	$79.43	1,386,575
August 1-31, 2026	353,704	87.46	343,455
September 1-30, 2026	1,054	92.09	—
Total	1,747,593	$81.83	1,730,030	$1,260.0

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended September 30, 2026, pursuant to our employee incentive plans, we withheld 17,563 shares at an average price per share of $95.09 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of September 30, 2026, the remaining amount available under our share repurchase program was $1,260.0 million. The authorization by our board of directors does not expire but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

a. None

b. None

c. Insider Trading Plans and Arrangements

During the quarter ended September 30, 2026, none of our directors or officers notified us that they adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

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
101*
The following information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; (vi) the Notes to Unaudited Consolidated Financial Statements; and (vii) the information included in Part II, Item 5(c). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

Global Payments Inc.
(Registrant)

Date: November 5, 2026	/s/ Joshua J. Whipple
Joshua J. Whipple
Chief Financial Officer
(Principal Financial Officer)